Form 10QSB
period 1996-03-31
SIMS COMMUNICATIONS INC
filed 1996-07-10
CIK 907127

PART I.  FINANCIAL
INFORMATION Part  1.  Financial Information
Item 1.           Index to Financial Statements

SIMS COMMUNICATIONS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Page
Consolidated Balance Sheets at
March 31, 1996 and June 30,
1995................. 3
 Consolidated Statements of Income for the
Nine  Months Ended March 31,  1996 and 1995.
 .
4
Consolidated Statement of Cash Flows for the
Nine Months Ended  March 31, 1996.and 1995..
 .
5
Consolidated Statement of Stockholders'
 Equity for the Nine Months Ended
 March 31, 1996...                            ..
6
Notes to Consolidated Financial Statements......
7 Item 2.    Management's Discussion and
Analysis of Financial Condition and
 Results of Operations...
11
Part 11.  Other Information
12

SIMS COMMUNICATIONS INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                             MARCH  31 JUNE
                                               30, 1996
                                               1995
ASSETS                                     (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                $  306,879
$1,160,085
  Franchise receivables                        24,789
106,031
  Other receivables                           209,047
9,603
  Inventories                               1,316,845
1,318,298
  Prepaid expenses                            133,345
63,053

Total Current Assets                       $1,990,905
$2,657,070

PROPERTY AND EQUIPMENT,
   Property & Equipment                     $1,259,874  $
808,089
  Less Accumulated Depreciation               244,346
116,224
  Net Property & Equipment                 $1,015,528  $
691,865

OTHER ASSETS
  Note receivable                          $  150,000  $
150,000
  Deferred location costs                      84,325
94,150
  Deposits                                     18,160
15,691
  Organization Costs -net                       5,084
8,017

     Total Other Assets                    $  257,569  $
267,858
     Total Assets                          $3,264,002
$3,616,793
                           =========== ==========
      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses      $  539,351  $
150,518
  Bank line of credit                         250,000
250,000
  Current obligations under capital lease       7,155
7,155
  Current maturities of long term debt        103,073
4,923
  Stockholders loans                           45,462
- -
  Franchise deposits and customer deposits    979,862
1,026,049

     Total Current Liabilities             $1,924,903
$1,438,645

LONG TERM LIABILITIES
  Long term debt                           $  318,175  $
161,563
Obligations under capital leases              3,280
8,611
     Total Long Term  Liabilities             321,455
170,174
Total Liabilities
$2,246,358
$1,608,819
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock $.001 par value,
300,000 shares                                 -
- -
authorized, no shares issued or
 outstanding.
Preferred stock Series A 24,250 shares,
subscribed                                    245,000
245,000
 June 1995 issued December 1995
Preferred stock Series B $.001 par value,
100,000 shares,
100,000
- -
 issued  and outstanding March 31, 1996
Common stock  $.0001 par value 40,000,000
2,204
2,018 shares authorized, issued and outstanding.
2,205,451 shares (March 1996) and 2,018,710
shares (June 1995)
  Additional Paid In Capital               $8,930,864
$8,547,550
  Accumulated Deficit
$(8,260,424)$(6,786,594)

Total Stockholders Equity                 $1,017,644  $2,007,974
Total Liabilities and Stockholders'
  Equity                                   $3,264,002  $3,616,793
See notes to consolidated financial statements



SIMS COMMUNICATIONS INC AND SUBSIDIARIES CONSOLIDATED STATEMENTS
OF OPERATIONS
For the Three and Nine Months Ended March 1996 and 1995
                              Three Months Ended    Nine  Months
          Ended                    March  31,             March
          31,
                              1996         1995        1996
1995

Revenues
Equipment & Other       $710,985     $38,445
           $792,602     $284,145
Franchise          -    -         -
40,750
Rental         344,901        52,806
550,669      132,579
Royalty       5,380   15,907       27,966
65,258

   Total revenues        1,061,266    107,158
          1,371,237    522,732

Cost of Sales       477,380      85,784
765,500      351,622
                 -----------------        ------------
- -------------------
- ---------------
    Gross profit   583,886      21,374
605,737      171,110

Operating expenses
General & Administrative      358,788  419,430
1,310,520    1,279,925
Interest       6,157   86,485       25,278  259,004
Selling & Marketing      326,283      245,836
          622,141      301,272
Stock Based Compensation      0    0         0 20,000
Research & Development        13,777  45,300
113,458        68,626
                 -----------------        ------------
- ---                           -----------------
- ---------------
     Total Expenses 705,005   797,051
2,071,397      1,928,827
                 -----------------        ------------
- -------------------
- ---------------
     Net Loss  ($121,119)  ($775,677)
($1,465,660) ($1,757,717)
               ==========          ==========
==========          =========
Preferred Stock Dividends          0    0
8,200   0

Net Loss Per Common Share          ($0.05)
($0.88)        ($0.71)   ($2.24)
               ==========          ==========
==========          =========
Weighted Average Common       2,205,451
879,935             2,069,154
782,954
Shares Outstanding
==========
==========               ==========
=========
See notes to consolidated financial
statements.

    SIMS COMMUNICATIONS INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE
   SHEETS
                    MARCH  31 JUNE 30, 1996 1995
               ASSETS          (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents
$306,879       $1,160,085
  Franchise receivables                 24,789
106,031
  Other receivables                209,047
9,603
  Inventories                 1,316,845
1,318,298
  Prepaid expenses                 133,345
63,053
                           -------------------------------
     Total Current Assets
1,990,905      2,657,070

PROPERTY AND EQUIPMENT,
  Property & Equipment
1,259,874      808,089
  Less Accumulated Depreciation
244,346        116,224
  -Net Property & Equipment
1,015,528      691,865

OTHER ASSETS
  Note receivable                  150,000

150,000
  Deferred location costs
84,325  94,150
  Deposits                    18,160  15,691

  Organization Costs -net
5,084   8,017
  -------------------------------
     -Total Other Assets           257,569
267,858
                           -------------------------------Total
     Assets       $3,264,002
$3,616,793

        LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES
  Accounts payable and accrued expenses $539,351     $150,518
  Bank line of credit                        250,000
     250,000
      Current obligations under capital lease 7,155   7,155
  Current maturities of long term debt
103,073        4,923
  Stockholders loans                    45,462
- -
   Franchise deposits and customer deposits
979,862        1,026,049

     Total Current Liabilities
1,924,903      1,438,645
LONG TERM LIABILITIES
  Long term debt                   318,175
161,563
  Obligations under capital leases
3,280   8611
                           -------------------------------
     Total Long Term  Liabilities
321,455        170,174
                           -------------------------------
     Total Liabilities                2,246,358
1,608,819
                           ------------------------------
STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock $.001 par value, 300,000
shares                            -
- -
   authorized,  no shares issued or
outstanding.
   Preferred stock Series A  24,250 shares,
subscribed                    245,000
245,000
   June 1995   issued December 1995
   Preferred stock Series B $.001 par
   value,
100,000  shares,                   100,000
- -
     issued  and outstanding March 31,
   1996 Common stock  $.0001 par value
   40,000,000

2,204   2,018
   shares authorized,  issued and
outstanding.

    2,205,451 shares (March 1996)  and
2,018,710
  shares (June 1995)
   Additional Paid In Capital
8,930,864      8,547,550
   Accumulated Deficit
 (8,260,424)  (6,786,594) -----------------
- ----------------
       Total Stockholders Equity 1,017,644   2,007,974 ------
                           -------------------------Total
  Liabilities and Stockholders' Equity
$3,264,002   $3,616,793
                           =========== ==========
See notes to consolidated financial statements
                    0    0
7




     SIMS COMMUNICATIONS INC. AND SUBSIDIARIES CONSOLIDATED
                           STATEMENTS
   OF CASH FLOWS
    FOR THE NINE  MONTHS ENDING MARCH 31, 1996
AND 1995
    (Unaudited)

March 31,
CASH FLOWS FROM OPERATING ACTIVITIES
1996      1995
Net (loss)

Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation
128,122             38,989
     Amortization
15,988       2,934
     Interest and compensation expenses converted to equity
156,226
Changes in assets and liabilities:
     Inventories
1,453        156,982
      Franchise Fee and other receivables (118,202)
     70,476 Prepaid Expenses
(70,292)            (8,515)
     Accounts payable and accrued expenses 388,833
(539,293)
     Deferred offering  costs
- -         (518,819)
     Franchise  and customer deposits (46,187)
     (195,392) Deposits                      (2,469)
(690)
     Deferred location costs
(3,200)


NET CASH FROM (USED IN) OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures
(451,785)           (316,200)

      NET CASH (USED IN) INVESTING ACTIVITIES
(451,785)           (316,200)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of debt
286,137             517,560
     Payments on debts
(31,375)
     Loans from officers
45,462       (64,841)
      Proceeds from issuance of common stock
383,500             6,748,221
    Proceeds from issuance of preferred  stock 100,000
       Payment of preferred stock dividends
(8,200)      -
   Payments of obligation under capital lease (5,331)
(4,485)

     NET CASH PROVIDED BY FINANCING ACTIVITIES
770,193             5,321,508

     NET INCREASE (DECREASE) IN CASH
(853,206)           2,410,489
     CASH AT BEGINNING OF PERIOD
1,160,085           294,020

     CASH AT END OF PERIOD
306,879             2,704,509

      SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
INFORMATION
       Cash paid during the 9  months  for interest
$35,913 $196,779
     Cash paid during the 9  months for income taxes
$0        $0

        See notes to consolidated financial
statements



     SIMS COMMUNICATIONS INC AND SUBSIDIARIES CONSOLIDATED
     STATEMENT OF STOCKHOLDER'S
EQUITY
      FOR THE 9  MONTHS ENDING MARCH 31, 1996
      (UNAUDITED)

PREFERRED
COMMON STOCK
                              SE
SER
ADDITIONAL
                   NUMBER OF       NUMBER OF
NUMBER
OF          PAID IN  ACCUMULATED
                    SHARES  AMOUNT  SHARES AMOUNT    SHARES
AMOUNT  CAPITAL    DEFICIT     TOTAL
  Balance  - June 3 24,250 $245,000
2,018,871  $2,018 $8,547,550($6,786,594$2,007,974


  Net loss -9  months ended (1,465,660)(1,465,660)
     March 31, 1996

  Issuance of common stock for cash
186,580     186   383,314              $383,500
  (at $1.56-$3.437 per share)

  Preferred Stock Dividends
(8,200)    (8,200)

  Sale of Series B                 100,000
$100,000
100,000
  Preferred Stock
                  -------------   -----------
- ---   -----
- --    ----  --------       ----       -----------
- -----
     Balance -March 31 24,250 $245,000100,000
$100,000
2,205,451  $2,204 $8,930,864($8,260,454$1,017,614 ===  ======
=== =======
======  ======  ========        ===
=========

           See notes to consolidated financial statements
              SIMS COMMUNICATIONS INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements


Note 1 - Organization and Significant Accounting Policies

Organization

Sims Communications Inc. and Subsidiaries (the Company) was incorporated in the State of Delaware on August 1, 1991.
The company was in the development state since its formation until fiscal year ending June 30, 1994 when the Company began earning significant revenue from their planned principal operations. The Company was formed as a communication company.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual Filing Statement on form 10-KSB.

Principles of Consolidation

The consolidated financial statements includes the accounts of Sims Communications Inc. and its wholly owned subsidiaries Sims
Franchise Group, Inc., Cellex Communications, Inc., and Sims
Communications International, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity date of three months or less to be cash equivalents.

Inventories

Inventories consists primarily of automated cellular distribution centers (ACDC's), cellular phones and other communication equipment and are recorded at the lower of cost or market determined by the firstin, first out method.


Property and Equipment

Property and equipment are recorded and depreciated over their estimated useful lives (5-7 years), utilizing the straight-line method. Expenditures for maintenance and repairs are charged to expense as incurred.

Organization Costs

Organization costs have been capitalized and are being amortized using the straight-line method over a five year period.

Net Loss Per Common Share

Net loss per common share is based on the weighted average number of common shares outstanding during each of the respective periods. Common shares issuable upon exercise of the convertible notes and common stock equivalents are excluded from the weighted average number of shares since the effect is antidilutive.

Deferred Offering Costs

Deferred offering costs relate to the February 1995 initial public offering. The costs were offset against the proceeds of the offering.

Deferred Location Costs

Deferred location costs relate to expenses associated with the buyback of certain franchises. These costs are amortized over five years.

Revenue Recognition

Franchise fees are recognized as revenue, on a straight line basis, once an agreed upon location has been identified for the placement of the Automated Cellular Distribution Center (ACDC) and the location is under contract.
Revenue from the sale of the actual ACDC unit is recognized upon shipment of the unit to the franchise location.  Cash collected by the Company before all material services and conditions are substantially performed is recorded as deferred income and

retained as customer deposits. Incremental  development costs are deferred, but not in excess of the deferred revenue and estimated costs to establish and open the Automated Cellular Distribution

Centers and are expensed when the revenue is recognized.





Royalty Fees








Royalties as allowed by the franchise agreement are accrued on a percentage of gross sales, as defined, as reported by franchisees. Research and Development
Research and development costs consist primarily of costs related to the conceptional formation, design, tooling and development of prototypes and are expensed as incurred.
Note 2- Notes and Loans Payable


Mar 31,1996

Promissory note payable at 10% interest payable monthly, commencing Sept. 15, 1995. Balance of principal is payable in full on September 15, 1996. As additional consideration, the Company agrees to pay the note holder 15.5% of all profits received through the Company's agreements with Commonwealth Group International.
                            $   310,348
Note payable - principal and interest payable in monthly installments of $541 through June 14, 1998. Collateralized by equipment.
13,320
Note payable - $5,500 principal plus interest payable monthly through April 1997. Collateralized by receivables.
67,000
Note payable - principal and interest payable in monthly installments of $3,194 through Jan. 28, 1997. 30,580

421,248

                                   Less: Current Maturities
    (103,073) Total
$318,175

Note 3 - Continued Operations.

The accompanying financial statements have been
prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. In prior years, the Company had been in the development state and did not begin earning significant revenues until the middle of fiscal year ended 1994. During the year ending June 1995 and continuing through the nine months ended March 1996, the Company continued to suffer recurring losses from operations. During the fiscal year ended June 30, 1995, the Company completed an initial public offering, However, cash flows from operations may not be sufficient to meet future obligations of the Company. Management is in the process of effecting a private placement of the Company's common stock. The funds thus generated are anticipated to provide liquidity for at least twelve to eighteen months. Note 4 - Deferrals
In recognition of the liquidity concerns of the
company, all compensation, benefits and bonus provisions, as provided under the employment agreements between the company and four officers has been deferred,  effective October 1995.
Note 5- Reverse Stock Split
 In February 1996, the Board of Directors declared a
1 for 10 stock split.  This reverse split was
effective on March 7, 1996, and has been retroactively reflected on the enclosed financials.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                              SIMS COMMUNICATIONS, INC.
                              ByJames J. Caprio
                                   Secretary, VP Finance
Date:     May 20, 1996