Form 10-Q/A
period 1996-03-31
SIMS COMMUNICATIONS INC
filed 1996-09-05
CIK 907127

SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549
                    FORM 10-QSB/A
QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31,1996

             SIMS COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

 Delaware                                 65-0287558
(State or other jurisdiction of      (I.R.S. Employer
 incorporation or organization)    Identification No.)

3333 South Congress Avenue, Suite 401, Delray Beach, FL 33445
(address of principal executive offices)             (Zip
Code) (407) 265-3601 (Registrant's telephone number, including area code)

                        N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) or the Securities Exchange Act of 1934 during thepreceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes_X___
No____

As of May 20, the Company had 3,685,451 of Common
Stock issued and outstanding.
                     Page 1 of 12 Pages

PART I.  FINANCIAL INFORMATION

Part  1.  Financial Information

Item 1.           Index to Financial Statements




SIMS COMMUNICATIONS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Page

Consolidated Balance Sheets at
March 31, 1996 and June 30,
1995...................3

Consolidated Statements of Income for the
Nine Months Ended March 31,  1996 and 1995..
4

Consolidated Statement of Cash Flows for the
Nine Months Ended March 31, 1996.and 1995...
5

Consolidated Statement of Stockholders' Equity
for the Nine Months Ended March 31, 1996.....
6


Notes to Consolidated Financial Statements...      7

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations...  11


Part 11.  Other Information                     12

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

Inventories

Inventories consists primarily of automated cellular distribution centers (ACDC's), cellular phones and other communication equipment and are recorded at the lower of cost or market determined by the first-in, first out method.


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

Note 2- Notes and Loans Payable
Mar 31,1996

Promissory note payable at 10% interest payable monthly, commencing Sept. 15, 1995. Balance of principal is payable in full on September 15, 1996. As additional consideration, the Company agrees to pay the note holder 15.5% of all profits received through the Company's agreements with Commonwealth Group International.
                                                   $310,348
Note payable - principal and interest payable in monthly installments of $541 through June 14, 1998. Collateralized by equipment.13,320
Note payable - $5,500 principal plus interest
payable monthly through April 1997. Collateralized by
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

                            SIMS COMMUNICATIONS, INC.
                            By James J. Caprio
                            Secretary, VP Finance

Date:  May 20, 1996


SIMS COMMUNICATIONS INC AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
                                        MARCH  31    JUNE
30,
                                           1996        1995
 ASSETS                                (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents             $306,879
$1,160,085
  Franchise receivables                   24,789  106,031
  Other receivables                      209,047  9,603
  Inventories                          1,316,845  1,318,298
Prepaid expenses                         133,345
63,053

     Total Current Assets              1,990,905  2,657,070
 PROPERTY AND EQUIPMENT,
  Property & Equipment                 1,259,874  808,089
  Less Accumulated Depreciation          244,346  116,224

  Net Property & Equipment             1,015,528  691,865

OTHER ASSETS
  Note receivable                       150,000   150,000
  Deferred location costs                84,325   94,150
  Deposits                              18,160    15,691
  Organization Costs -net                5,084     8,017

     Total Other Assets                 257,569   267,858

     Total Assets                     $3,264,002 $3,616,793

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses  $539,351 $150,518
  Bank line of credit                    250,000   250,000
  Current obligations under capital lease 7,155      7,155
  Current maturities of long term debt   103,073     4,923
  Stockholders loans                   45,462            -
  Franchise deposits and customer
  deposits                               979,862 1,026,049

Total Current Liabilities              1,924,903 1,438,645

LONG TERM LIABILITIES
  Long term debt                        318,175   161,563
  Obligations under capital leases      3,280     8,611

     Total Long Term  Liabilities       321,455    170,174

     Total Liabilities                  2,246,358 1,608,819

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock $.001 par value,
 300,000 shares authorized, no shares
 issued or outstanding.
   Preferred stock Series A
  24,250 shares, subscribed              245,000
245,000

   June 1995   issued December 1995
   Preferred stock Series B $.001
 par value, 100,000 shares, 100,000
     issued  and outstanding March 31,
   1996 Common stock  $.0001 par value
 40,000,000 2,204 2,018 shares
authorized, issued and outstanding.
   2,205,451 shares (March 1996)
  and   2,018,710
  shares (June 1995)
   Additional Paid In Capital           8,930,864
8,547,550
   Accumulated Deficit                  (8,260,424)
(6,786,594)

       Total Stockholders Equity        1,017,644
2,007,974 Total Liabilities and Stockholders'
Equity                                 $3,264,002
$3,616,793




See notes to consolidated financial statements