Form 10KSB
period 1996-06-30
SIMS COMMUNICATIONS INC
filed 1996-11-07
CIK 907127

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                        FORM 10-KSB
(Mark One)

(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 1996
                                       OR
( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT
                              OF 1934

Commission File No. 0-25474

                            SIMS COMMUNICATIONS, INC.
                 (Name of Small Business Issuer in its
                 charter)

                Delaware                  65-0287588
         (State of incorporation)        (IRS Employer
                                       Identification No.)

       3333 S. Congress Avenue, Suite 401
           Delray Beach, Florida
33445
  (Address of Principal Executive Office)             Zip
Code


Registrant's telephone number, including Area Code: (407)
265-3601 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to
Section 12(g) of the Act:

                         Common Stock, $0.01 par value
                       (Title of Class)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.X YES
NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the most recent fiscal year were $2,607,879.

The aggregate market value of the voting stock held by non affiliates of the registrant (2,174,264 shares), based upon the average bid and asked prices of the Registrant's Common Stock on October 31, 1996, was approximately $2,430,000.

As of October 31, 1996, the Registrant had 4,964,908 shares of common stock issued and outstanding.

           Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format:  Yes   No  X

              PAGE 1 OF ___ PAGES
              EXHIBIT INDEX BEGINS ON PAGE
                                  FORM 10-KSB

                            YEAR ENDED JUNE 30, 1996

                             Table of Contents

                                                          Page

ITEM  1. DESCRIPTION OF BUSINESS ............................ 3

ITEM  2. DESCRIPTION OF PROPERTY ............................12

ITEM  3. LEGAL PROCEEDINGS ..................................12

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS ...................................12
ITEM  5. MARKET FOR COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS ........................12
ITEM  6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION ..................................13
ITEM  7. FINANCIAL STATEMENTS ...............................16
ITEM  8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE ................16
ITEM  9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND
        CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a)
         OF THE EXCHANGE ACT ................................16
ITEM 10. EXECUTIVE COMPENSATION .............................17
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT .....................................24
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .....25
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K ...................26

ITEM 1.  DESCRIPTION OF BUSINESS

Company History

         SIMS Communications, Inc. (the "Company") was formed
in 1991 to design and market a computerized system which provides unattended rental of cellular telephones through a stand-alone dispensing station. The Company's system, known as an Automated Communications Distribution Center ("ACDC"), was designed to serve the needs of traveling sales people, convention and seminar participants, and anyone else who is temporarily away from normal communications facilities and needs to maintain contact with an office or home while
traveling.
         Prior to 1996 the Company operated ACDC units for its own account and also sold franchises which provided third parties the right to operate ACDC units at various franchised locations.
         The Company's first ACDC units became operational in September l993. In August l995, the Company had 50 ACDC units in operation and the Company's franchisees (13 in total) had 28 ACDC's in operation. These ACDC units were located in 30 states and in Puerto Rico.
         Since installing its first ACDC unit, the Company
found that certain locations generate more rentals than others. Accordingly, the Company and the Company's franchisees moved a number of ACDC units from their original locations to locations which are capable of generating greater revenues. At the present time, ACDC units located at car rental agencies provide the highest
revenues.
         During 1995 the Company discontinued the sale of new franchises. The Company's decision in this regard was based in part on the Company's desire to retain more ACDC units for its own use and to decrease the expenses associated with selling franchises and servicing franchisees.
         The Company has introduced four additional programs in an effort to diversify and broaden the Company's product and service mix: (i) cellular telephone activations, (ii) sale of prepaid calling cards, (iii) sale of long distance telephone service and (iv) rental of cellular telephones using overnight courier service.
         In June 1995 the shareholders of the Company approved a
         2
for 1 forward split of the Company's Common Stock. In February 1996 the shareholders of the Company approved a 1 for 10 reverse split of the Company's Common Stock. Accordingly, all historical share data in this Annual Report have been adjusted to reflect these stock splits.
         The Company's executive offices are located at 3333 S. Congress Avenue, Suite 401, Delray Beach, Florida 33445. The Company's telephone number is (561) 265-3601.

Revenues From the ACDC System

         An ACDC station is capable of dispensing from 1 to 12 cellular phones on a user-friendly, completely automated basis. The system uses electronic funds transfer and accepts American Express, Visa, Mastercard, Discover and Diner's Club credit cards for payment in advance by the customer. The system is entirely free-standing and requires no on-site support personnel.

         To rent a cellular telephone from an ACDC, a customer simply places a credit or bank card in the machine's credit card reader. The ACDC then provides the customer with easy to follow, on-screen instructions regarding the procedure for renting a cellular telephone. The ACDC validates the customer's credit card and charges the customer a deposit for the equipment rented. Once the customer's credit card is accepted, the cellular telephone is dispensed and the customer can make and receive telephone calls with the cellular telephone.

         The equipment rented by a customer is contained in a carrying case and includes a cellular telephone with an active telephone number, two batteries, a battery recharger, and a DC power connector which allows the cellular telephone to be operated with electric current provided by an automobile cigarette lighter.

       When the customer has completed use of the cellular telephone, he returns to the ACDC from which the equipment was rented, places the same credit card into the ACDC card reader and deposits the full carrying case into an open receptacle in the ACDC. The ACDC then checks all equipment returned by the customer to determine that all equipment has been returned and is in proper working condition. If the cellular telephone, battery or other item is missing or damaged,the ACDC charges the customer for the missing or damaged item. If all equipment is returned and in proper working order, the deposit initially charged to the customer is released. The transaction is then closed and the ACDC immediately delivers to the customer a detailed print-out of charges and calls made by the customer. The customer is billed for the use of the cellular telephone through the customer's credit card company. All transaction information is communicated by the ACDC to the Company's central office. Through a telephone connected to the ACDC, the Company can poll the ACDC station at any time to monitor sales and system performance and undertake remote software maintenance.

         Each cellular telephone in the ACDC has a pre-assigned telephone number which can only be activated by the ACDC. The Company has programmed each cellular telephone dispensed from an ACDC in such a manner that the telephone will cease to operate after a certain number of calls have been made or received. To continue using the cellular telephone after this call limit, the customer must return the cellular telephone to the ACDC unit to have the telephone reactivated. A cellular telephone which has passed the specified call limit or which has been stolen from an ACDC will not operate but will display a Company telephone number and message that the telephone is the Company's property and is to be returned to the Company.
In addition to short-term rentals, customers may, all on the basis of credit card transactions, subscribe to longer term service at the ACDC location.

       Each ACDC station requires only a single dedicated business voicefrequency telephone line and a normal 110 volt commercial power outlet. The ACDC unit requires just over two square feet of floor space within facilities owned by third parties. To compensate the third party for the space required, the telephone line and the power outlet, a monthly percentage of the gross revenue from the ACDC is typically paid to the third party providing the space for the ACDC. Each ACDC unit normally requires twelve local cellular telephone accounts ("lines"). The Company is of the opinion that local cellular telephone line availability with major carriers is plentiful and will not be a limiting factor in the foreseeable future.

         At September 30, 1996, the Company had 28 ACDC units in operation and the Company's franchisees (6 in total) had 7 ACDC's in operation. These ACDC units were located in 10 states and Puerto Rico. Most of these ACDC units (27) were located at car rental agencies.

         The Company has modified its method of renting cellular telephones at certain Alamo Car Rental locations. Due to the demand for cellular telephone rentals at some locations, a Company employee staffs a counter adjacent to the Alamo Rental Car counter. Rather than dispensing cellular telephones through a Company ACDC unit, Company employees at the counters handle all cellular telephone rentals for persons wanting to rent cellular telephones at select locations. The Company first introduced this program at the Orlando, Miami and Ft. Lauderdale airports. Rentals from the Alamo Rental Car locations at these locations accounted for approximately 14% of the Company's gross revenues during the three months ending March 31, 1996. Subsequent to March 31, 1996 the Company expanded this program to include the Alamo Rental Car counters at the following airports: Los Angeles (LAX), San Francisco, Tampa, Chicago (O'Hare) and Atlanta (Hartsfield). Standard ACDC units are available at these locations for customers wanting to rent a cellular telephone during off-peak hours.

         As an alternative to selling additional franchises the Company plans to enter into joint venture or master licensing arrangements with third parties. It is expected that these arrangements will normally involve the single sale of 10 or more ACDC units for (i) a large location (such as an airport),
(ii) part or all of a foreign country, or (iii) a specific region in the United States. As of September 30, 1996 the Company has sold thirty ACDC units to third parties under a master licensing arrangement.
Overnight Cellular Telephone Rentals

       In January 1996 the Company initiated its overnight cellular telephone rental program which provides for the delivery of cellular telephones anywhere in the United States through Federal Express overnight service. Customers include Florida, Louisiana and Mississippi AAA members, employees of Nike Corpor ation and ESPN, and Alamo Rent-a-Car customers.
The Company also supplies cellular telephones for special events such as Superbowl XXIX and XXX. A person wanting to rent a cellular telephone through this service calls the Company's toll free telephone number to arrange for the short-term rental of a cellular telephone. The Company ships the cellular telephone via Federal Express to the address designated by the customer, together with a Federal Express box addressed to the Company. When the customer no longer needs the cellular telephone, the customer returns the telephone to the Company by means of Federal Express. This program generated approximately $51,000 in revenue during the year ending June 30, 1996. The Company believes that revenues from this program will increase as more potential customers become aware of this service.

Cellular Telephone Activation

         In January 1996 the Company began offering its cellular telephone activation program to members of the Florida, Louisiana and Mississippi AAA Clubs. This program allows a AAA member to receive a free cellular telephone if the member agrees to a one year service contract with a cellular telephone carrier. The Company is paid a commission for each service contract signed by a AAA member. During the year ending June 30, 1996 the Company activated over 2,600 cellular phones. This program generated about 40% of the Company's fourth quarter revenue and operated at a gross profit of $150,000 for the fourth quarter. The AAA Clubs in Florida, Louisiana and Mississippi Clubs have approximately 1.2 million members. The Company anticipates broadening this service to other AAA clubs.

Long Distance Telephone Services

         Since January 1996 the Company has offered members of AAA Clubs in Florida, Louisiana and Mississippi pre-paid long distance calling cards and long distance telephone service. Beginning in January 1996 the pre-paid long distance calling card program was introduced to Alamo Rent-a-Car customers. Calling cards are sold to rental car customers over the counter and through an automated calling card dispensing machine. The Company receives a commission for each pre-paid calling card sold.

         With respect to long distance telephone service, the Company acts as an agent for a long distance telephone company. For each AAA member who switches their long distance service to this telephone company, the Company receives a commission based upon the member's long distance usage.

         If the Company can raise additional capital of approximately $1,500,000, the Company plans to become a reseller of telephone long distance service in all markets in which the Company currently operates. As a reseller of long distance telephone services, the Company will be able to earn additional revenue from prepurchasing airtime and blocks of cellular numbers.

Retail Kiosks

         The cellular telephone industry is currently undergoing significant changes in marketing techniques. Traditional distribution methods are proving too costly. The high cost of acquiring new customers coupled by increased competition from new Personal Communication Services Carriers ("PCS") are forcing many wireless carriers to explore new methods of distribution.

         In response to this need, the Company is developing an automated retail kiosk which dispenses activated cellular telephones or PCS devices. The Company's kiosk is designed to replace manned kiosks and act as a satellite office for cellular telephone carriers, PCS carriers, cellular resellers and cellular telephone retailers. The kiosk is equipped with live video conferencing capabilities enabling a service representative to assist a customer with the credit approval process, answer any questions the customer may have and close the sale. The Company plans to test market its kiosk in October 1996.

Debit Cellular Telephones

         The cellular industry has experienced problems in the collection of debts (bad debt) and the fraudulent use of cellular telephones. In response to these problems cellular telephone carriers have imposed higher credit standards to open accounts for cellular service. These higher requirements result in a 30%40% decline in applications for cellular service.

       The Company plans on implementing a debit cellular telephone that will enable the Company to offer high risk and declined applicants with a prepaid cellular service. The users are required to prepay for future usage when establishing an account. To purchase additional minutes the user simply calls an 800 service number, provides credit card information to a customer service representative, and upon approval receives a special code to restock the cellular telephone with additional cellular airtime.

         The Company has had preliminary discussions with its major cellular accounts and one car rental company concerning the introduction of cellular debit telephones. The Company is also exploring additional applications for the debit telephones, such as retail distribution of debit telephones and offering debit telephones to companies which provide cellular telephones to their employees as a means of controlling costs.

Research and Development

         During the years ending June 30, 1994, 1995 and l996, the Company spent approximately $173,000, $89,000 and $134,000, respectively, on research and development. Research and development expenditures pertained to the design, development and testing of enhancements to the ACDC units and the software used to operate the units.

Third Party Suppliers

         Cellular telephone equipment is presently procured by the Company on a purchase order basis from Panasonic, Inc. and Muratech Corp. Equivalent equipment is generally available in the open market from a number of other suppliers. The Company does not have any agreements with respect to cellular telephone equipment with any supplier and does not currently foresee the need to seek any supply agreement.

         Prior to April 1995 the Company contracted with Keyosk Corporation ("Keyosk") of Lakeland, Florida in April, 1992, for the manufacture, assembly and testing of the ACDC units. In April 1995 the Company acquired all of Keyosk's assets and technology relating to the ACDC units. The Company now uses subcontractors to manufacture the ACDC units for the Company.
         The software used by the Company to provide a customer with an itemized billing for calls made with the cellular telephone has been licensed to the Company by Telemac Cellular Corporation ("Telemac"). The Company has a world-wide, exclusive license (expiring in September, 2003) to use the Telemac software for automated rentals of cellular telephones. As consideration for this license, the Company pays Telemac, on a monthly basis, 7% of the gross pre-tax revenues derived from the operation of the ACDC units owned by the Company or the Company's franchisees. The agreement requires the Company to take certain precautions to prevent the unauthorized disclosure of the licensed software to persons other than the Company's employees, agents and franchisees. Telemac may terminate the license in the event the Company transfers the software subject to the license to any third party without the consent of Telemac, fails to take adequate measures to protect the unauthorized disclosure or use of the software, fails to make any payment required by the agreement, becomes insolvent or otherwise discontinues its business. Telemac provides a 90 day limited warranty that the medium of the software is free from defects in workmanship and materials.

         At the present time, the Company does not have any alternative sources for the software provided by Telemac
Cellular.

         The Company has agreements with various cellular telephone companies concerning the use of the particular cellular telephone company's network by the Company's rental customers. For each cellular telephone in service, the Company is usually charged a monthly fee (regardless of whether the cellular telephone is rented) plus air time charges for each minute the cellular telephone is used to place or receive calls. The Company earns a profit to the extent amounts received from customers for the rental and use of the Company's cellular telephones exceed the amounts paid by the Company to the cellular telephone company for monthly access fees and airtime charges.

Franchise Operations

         At September 30, l996 the Company had six franchisees which were collectively operating seven ACDC units.

         As a franchisor the Company is subject to a number of state laws, as well as foreign laws, that regulate substantive aspects of the franchisor/ franchisee relationship, including, but not limited to, those concerning termination and non-renewal. The state laws and regulations concerning termination and nonrenewal of franchisees are not expected to have material impact on the Company's operations. The Company believes that it is in substantial compliance with applicable laws and regulations governing its operations.

         Each Company franchisee is given the right and authority to use the Company's trademark and service mark for the operation of an ACDC location. A franchisee is required to operate, advertise and promote its location under the ACDC trademark and "INSTA FONE" service mark.

         A franchisee is obligated to purchase all ACDC units directly from the Company. The lease for the space occupied by the ACDC unit is entered into between the owner of such space and the Company and typically provides the owner of the space with a monthly rental equal to 10% of the gross revenues generated by the ACDC placed in the space. The Company then sublets the space to the franchisee for the term of the franchise agreement. Other than the physical location of the ACDC machine, the franchisee does not receive an exclusive territory.
         Each franchisee currently pays the Company 17.5% of the franchisee's gross revenues derived from the operation of the franchisee's ACDC units. No minimum royalties are required to be paid. Of this amount, 8% is a franchise royalty, 7% is designated as licensing fees for the software used in the operation of the ACDC and 2.5% is a credit card processing fee. Pursuant to the terms of the franchise agreement the Company has the right to charge a franchisee an additional 2% of the franchisee's gross revenues, which amount would be used by the Company for advertising, public relations and promotional campaigns.
         From the fees received from the franchisee, the Company pays Telemac 7% of the franchisee's gross revenues in accordance with the terms of the software licensing agreement between the Company and Telemac. The 2.5% credit card processing fee collected from the franchisee is paid by the Company to the firm that processes the credit card transations generated by cellular telephone rentals from the franchisee's ACDC unit. With respect to the 2% advertising fee, the Company has agreed to spend approximately 80% of this amount on local, regional and national advertising. Although the Company has primary responsibility to the owner of the space leased for the ACDC unit and for the software licensing fees to Telemac, the Company has not experienced any difficulty in collecting these amounts from its franchisees.
         The franchise is for a term of 10 years which may be renewed, under certain conditions, for subsequent periods of 5 years each. The Company may terminate the franchise agreement due to the insolvency of the franchisee, the transfer of the franchise without the Company's consent, criminal misconduct on the part of the franchisee relating to the operation of the franchisee or the failure of the franchisee to comply with the provisions of the franchise agreement.
         The franchisee is required to operate the ACDC unit 24 hours a day each day of the year. All franchises are required to be operated in accordance with the Company's standards and guidelines which are set forth in the Company's operations manual covering day-to-day operations, maintenance of the ACDC unit, preparation of financial records and other matters. The Company requires franchisees to submit annual financial statements and may conduct its own audits of the franchisee's books and records. The Company provides an initial training program and continuing assistance to the franchisee during the term of the franchise agreement. Periodic inspections are conducted to assure compliance with Company standards.
      The Company performs recordkeeping, bookkeeping and payment functions for the franchisee, for which the Company collects a fee. The Company collects all revenues from the franchisee's ACDC unit and, after deducting all amounts due the Company, Telemac Cellular, and third parties providing the space for the ACDC units, remits the balance to the franchisee. The Company provides franchisees with technical and service support by telephone on a 24-hour basis, 7 days a week.

         Equipment and franchise deposits received from Instafone of California, one of the Company's franchisees and held by the Company as of June 30, 1996 represented $724,000 (78%) of the total amounts recorded by the Company as a liability for franchise and customer deposits on such dates. Proprietary Rights; Patents, Trademark and Service Mark
         The United States Patent and Trademark Office has approved the Company's patent for the design of the cabinet which houses the Company's ACDC. The Company has two other patent applications pending, one for a patent concerning the operation of the ACDC and one for the design of the cellular telephone kit which is dispensed by the ACDC. There is no assurance that the pending patent applications will be granted. Since the Company's design patent covers only the external design of the ACDC cabinet, certain other aspects of the ACDC system could be duplicated by competitors.

         The Company has registered the "ACDC" trademark and the "INSTA FONE" service mark with the United States Patent and Trademark Office. The Company regards its trade and service marks as having substantial value and as being important factors in the marketing of its systems, although the marks are not as important as the ACDC concept and the product itself. The Company is not aware of any infringing uses or claim to its trademark or service mark. In any event, there can be no assurance that the Company will have the financial resources to enforce or defend its patent, trademark and service mark in the event these are challenged.

Sales and Marketing

         At present the Company is concentrating its efforts with airports and car rental agencies, locations which studies indicate have a high customer traffic count. If the Company is successful in placing an ACDC at a third party facility, the Company normally attempts to obtain a three to five year lease on the location in the Company's name, with a provision in the lease that the third party providing the space for the ACDC may not provide space, during the term of the lease, to any other person renting cellular telephones on an automated basis.

         The Company's marketing staff provides advertising and marketing support for the ACDC field sites through point of purchase displays, signs and promotions. Currently, ten Company employees work with airport and car rental agents to promote the rental of the Company's cellular telephones and to advertise the Company's rental program at hotels, convention centers and other facilities.

Competition

         The Company competes with numerous other companies engaged in the rental of cellular telephones. The Company's competitors include regional cellular telephone companies as well as numerous other companies. The cellular telephone rental business is relatively easy to enter, since a company only needs cellular telephones and an agreement with a cellular telephone company to provide airtime to customers renting the cellular telephones.

         The Company is not presently aware of any competitor engaged in the automated, unattended daily rental of cellular telephones. The Company believes that its patent and pending patent applications together with other proprietary aspects of its system and the significant costs associated with development of a comparable system provide obstacles to potential competitors in terms of automated cellular telephone rentals. However larger, more established entities with greater financial and personnel resources than those of the Company may nevertheless enter into direct competition with the Company, although the Company expects it would have a one to two year lead time. There can be no assurance that the Company will be able to successfully compete in the cellular telephone rental business.

         The Company is of the opinion that its most significant competitive advantage is the 24 hour availability and the quick and easy rental/return process offered by the ACDC units.

         In comparison to others engaged in short term rentals of cellular telephones, the Company's daily rental charges ($4.95 to $6.95 per day) are in the lower to middle price range. The Company's charges for airtime usage ($1.60 per minute for local calls) are average in relation to the Company's competitors.

         During the past several years, the number of persons who either own or lease cellular telephones on a long-term basis has increased significantly and, in some markets, there has been a general decline in the cost of using cellular telephones. For persons owning or leasing a cellular telephone on a long-term basis, the cost of operating a cellular telephone includes the cost of the cellular telephone, batteries, charging units and other accessories (in the case of direct ownership), monthly lease payments (in the case of leased equipment), fixed monthly charges, airtime charges for calls made or received within the area serviced by the person's cellular carrier, and higher "roaming" charges for calls made or received outside the area serviced by the person's cellular carrier. Although the cost of operating a cellular telephone will vary depending upon various factors, certain persons who own or lease cellular telephones on a long-term basis may find that the cost of using their cellular telephone, when traveling, is less expensive than renting a cellular telephone from the Company, and may therefore elect to use their own cellular telephone instead of renting a cellular telephone from the Company.

Employees and Offices

       As of September 30, 1996, the Company employed 34 persons on a fulltime basis. Thirteen employees serve in management or administrative capacities, and the remainder are hourly workers in the Company's operations. None of the Company's employees are covered by a collective bargaining agreement. The Company has never experienced an organized work stoppage, strike or labor dispute. Management considers the Company's relations with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

       The Company occupies office, shipping and repair facilities consisting of approximately 8,000 square feet in Delray Beach, Florida. These facilities are leased at an annual rental of $80,724 pursuant to a lease which expires on February 28, 1998.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any pending legal proceedings. The Company's California franchisee has demanded that the Company purchase this franchise, as well as the franchisee's ACDC units, for approximately $1,000,000. The Company is currently negotiating the terms of this acquisition with the franchisee. If the Company and the franchisee cannot reach an agreement as to the acquisition of the franchise, the franchisee has indicated that it intends to file suit against the Company for breach of the franchise agreement. As of June 30, 1996 the Company had a liability of $724,000 for franchise and equipment deposits paid by this franchisee to the Company.
         In 1996 InstaCall Beheer B.V. and Robert Herbold (the "Plaintiffs") filed a lawsuit against the Company alleging that the Company breached its agreement to provide cellular telephones for use by the Plaintiffs in Europe, and as a result, the Plaintiffs suffered damages of approximately $3,800,000. The Company has denied the allegations of the Plaintiffs.
         Other than the foregoing, there are no legal proceedings to which the Company is a party or to which its properties are subject, other than routine litigation incident to the Company's business which is covered by insurance or which would not have a material adverse effect on the Company.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. During the Company's past fiscal year, the Company did not submit any matter to a vote of its shareholders.
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

         As of September 30, 1996, there were approximately 1,000 beneficial owners of the Company's Common Stock, Series A Warrants and Series B Warrants. The Company's Common Stock and Warrants are traded on the National Association of Securities Dealers Automatic Quotation ("NASDAQ") System. Set forth below are the range of high and low bid quotations for the periods indicated as reported by NASDAQ. The market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The Company's Common Stock and Warrants began trading in February 1995. The market quotations have been adjusted to reflect a two for one forward stock split, which was effective in June 1995 and a 1 for 10 reverse stock split which was effective in March 1996.
                                          Series A       Series
B
      Quarter                Common Stock Warrants
Warrants
      Ending                 High    Low  High  Low    High
Low
    3/31/95               $45.00  $20.00        $1.62  $0.70
$1.03  $0.44
    6/30/95               $31.90  $23.80        $2.46  $2.00
$2.25  $1.18

    9/30/95               $23.75  $5.00 $4.06  $1.87  $3.43
$1.25
    12/31/95              $7.81   $1.87 $3.75  $0.31  $2.50
$0.31
    3/31/96               $4.68   $0.93 $0.93  $0.03  $0.93
$0.03
    6/30/96               $1.78   $1.00 $0.09  $0.03  $0.06
$0.01

         Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefor and, in the event of liquidation, to share pro rata in any distribution of the Company's assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. The Company has not paid any dividends and the Company does not have any current plans to pay any dividends.
         The provisions in the Company's Articles of
Incorporation relating to the Company's Preferred Stock would allow the Company's directors to issue Preferred Stock with rights to multiple votes per share and dividends rights which would have priority over any dividends paid with respect to the Company's Common Stock. The issuance of Preferred Stock with such rights may make more difficult the removal of management even if such removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if such transactions are not favored by incumbent management.
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATIONS
         The following selected financial data should be read in conjunction with the more detailed financial statements, related notes and other financial information included herein. Statement of Operations Data:
                                 Years Ended June 30,
                            1996        1995    1994
1993
Revenue                 $2,607,879   $696,909 $ 1,986,630    $
75,322
Cost of Sales            1,686,188     607,509  (1,337,066)
(16,789)
Operating Expenses       4,645,197  2,540,512  (3,066,942)
(1,778,337)

Net (Loss)          (3,723,506) $(2,451,112) $(2,417,378)
$(1,719,804)

Net (Loss) per Share     $(1.56)       $(0.14)     $(.47)
$(.26)

Weighted Average Number
of Shares Outstanding   2,384,055    1,716,580   1,035,698
643,630

Balance Sheet Data:
                                          June 30,
                               1996          1995
1994

Current Assets                 $1,983,252 $2,657,070   $
1,413,383
Total Assets                   $3,312,372 $3,616,793   $
1,726,762
Current Liabilities            $2,343,308 $1,438,645   $
3,962,109
Total Liabilities              $2,404,534 $1,608,819   $
3,977,261
Working Capital (Deficit)      $( 360,056)
$1,218,425
$(2,548,726)
Shareholders Equity
(Deficiency)                   $  907,838  $2,007,974
$(2,250,499)

Shareholders' Equity
(Pro Forma Basis)              $1,307,838 (1)

(1) During October 1996 the Company sold 800,000 shares of common stock in a private offering at a price of $0.50 per share. As a result of the sale of these shares, the Company's stockholders' equity increased by approximately $400,000.
No common stock dividends have ever been declared by the Company since its inception.
Results of Operations
         The following table shows the percentage of the Company's gross revenues by category for the periods indicated.
                                                   % of Gross
                                                 Revenue for
                                                 Year Ending
                                                 June 30, 1996
                                               1994   1995
1996

         A.1  Income from Company owned and
              operated ACDC units.               4%     17%
30%
         A.2  Rental of cellular telephone
              directly from Company.             -      12%
3%
         B.   Initial franchise fees.            8%
7%
--
         C.   Royalties from franchisees.        3%
14%
1%
         D.   Sale of ACDC units, retail
              kiosks and related equipment.      79%
48%
29%
         E.   Fees paid by cellular
              telephone companies for
              activation of cellular
              telephones                         4%     1%
32%
         F.   Sale of prepaid calling
              cards.                             -       --
--
         G.   Sale of long distance
              telephone service.                 -       --
--
         H.   Miscellaneous Income               2%      1%
5%

    Income from categories A and C were minimal for the year ending June 30, 1994, since most of the Company's and the franchisees' ACDC units became operational in November and December 1993. During fiscal 1997 (as well as future years thereafter), the Company expects that the percentage of its gross revenues by category will be as follows: A.1 26%; A.2 2%; B
    0%; C     .3%; D 23%; E 42%; F 1%; G 2%; and H 1%.  There can be no
    assurance that
    such percentages will not change significantly based upon events which may not be within the Company's control.

Year Ending June 30, 1996

         Revenues increased from the comparable period in 1995 year due to the introduction of four new programs in an effort to diversify and broaden the Company's product and service mix. These programs were (i) cellular telephone activations, (ii) sale of pre-paid calling cards, (iii) sale of long distance telephone service and (iv) rental of cellular telephones using overnight courier service.
    The activation program of cellular telephones for members of the Florida, Louisiana, and Mississippi AAA clubs began in January 1996. The program allows a AAA member to receive a free cellular telephone if the member agrees to a one year cellular telephone service contract. The Company receives a commission for each activation. During the year ending June 30, 1996, the Company activated over 2,600 cellular telephones and anticipates broadening this service to other AAA clubs.
         Franchise royalties declined as franchises were reacquired by the Company. Income from equipment sales to franchisees declined as the Company reserved prime ACDC locations for its own use.
         Cost of sales for fiscal l996 largely reflects the expansion of the Company's rental operations, the newly instituted cellular telephone activation program and costs of technology development and sales. Due to significant demand at certain Alamo Car Rental locations, Company personnel rent cellular telephones directly to customers. This contrasts with the comparable period in 1995 when cost of sales consisted primarily of expenses associated with the sale of ACDC units and a more limited telephone rental program.
         The higher selling and general and administrative expenses for the year are due to the Company's new programs and additional personnel needed for these programs.
         Fiscal 1996 operating expenses includes a charge of $1,765,000 which pertains to the issuance of common stock for past services.
         Interest expense declined as funds provided by the Company's public offering in February 1995 were used to repay outstanding debt.
Year Ending June 30, l995
         During fiscal l995, revenues from equipment sales to franchisees and franchise fees declined as the Company reserved more new ACDC locations for its own use and eventually discontinued the sale of new franchises. Royalties from franchisees increased over the prior period as the Company's first ACDC unit did not become operational until September 1993.
Year Ending June 30, 1994
         During the year ending June 30, 1994, the Company's general and administrative expenses increased by $891,100, or 70% from the previous year, as the Company commenced full operations. Salaries, commissions, consulting fees and general overhead expenses all increased from the prior year. The Company's net interest expense increased from the prior period as a result of additional borrowings. Stock based compensation (approximately $180,000 during fiscal 1994) is a non-cash charge resulting from the issuance of Common Stock as additional consideration to certain persons who loaned funds to the Company.
Liquidity and Capital Resources
         During the year ending June 30, 1996 the Company's operating activities used approximately $1,860,000 in cash. The Company does not have any available lines of credit, bank financing or other external sources of liquidity. Due to operating losses, the Company's operations are not a source of liquidity. In order to obtain capital, the Company plans to sell additional shares of its Common Stock. There can be no assurance, however, that the Company will be successful in obtaining additional funding. The Company does not have any material capital commitments during the year ending June 30, 1997 except for funding its operating expenses.
ITEM 7.  FINANCIAL STATEMENTS
         See the financial statements attached to this report.
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE
         Not applicable.
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Officers and Directors
Name                      Age                    Position
Melvin Leiner              50      President, Chief Executive Officer,
                                   and a Director
Donald M. Marks            56      Vice President, and a Director
James J. Caprio            33      Chief Financial Officer, Vice
                                   President and a Director
Darren M. Marks            29      Vice President of Marketing and
                                   Sales, and a Director
Bruce S. Schames           49      Controller


Donald M. Marks and Darren M. Marks are not related.

         Each director holds office for a period of one (1) year and will serve until his successor is duly elected by the stockholders. Executive officers serve at the pleasure of the Board of Directors.

The members of the Board of Directors are not compensated in such capacity; however, the Board of Directors may, by resolution, pay
Director's fees and reimburse Directors for expenses related to the Company's business.

         The following sets forth certain information concerning the past and present principal occupations of the Company's officers and directors.
       Melvin Leiner has been the Company's President and Chief Executive Officer since November 1994. Between November 1994 and August 1991 Mr. Leiner was the Company's Chief Operating Officer and Executive Vice President. Mr. Leiner has been a director of the Company since August 1991.
        Donald M. Marks has been an officer and director of the Company since l99l.
         James J. Caprio has been the Company's Chief Financial Officer, Vice President, Secretary and a director since August, 1991.
      Darren M. Marks joined the Company in August, 1991 as its Vice President and a director.

         Bruce S. Schames has been the Company's Controller since December, 1993. From 1991 to 1993 Mr. Schames was self-employed as a Certified Public Accountant. Between 1983 and 1991, Mr. Schames was employed as Manager of Financial Reporting for the Dole Fresh Fruit Company.

         Donald Marks, Melvin Leiner, James Caprio and Darren Marks may be deemed "Parents" and "Founders" of the Company as such terms are defined under the federal securities laws.

During the year ending June 30, 1996 Melvin Leiner, James Caprio, Darren Marks and Donald Marks, each officers and directors of the Company, failed to file reports requied by Section 16 of the Securities and Exchange Act of 1934 for the months of May and June 1996 disclosing the purchase and sale of shares of the Company's common stock. The purchases and sales made by such persons during these months were as follows: Melvin Leiner: acquisition of 423,714 shares and sale of 26,185 shares; Donald Marks: acquisition of 434,378 shares and sale of 22,037 shares; James
Caprio: acquisition of 434,492 shares and sale of 22,037 shares; and Darren Marks: acquisition of 408,568 shares and sale of 32,685 shares.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth in summary form the compensation received by or accrued for (i) the persons who held the position of Chief Executive Officer during the three years ending June 30, 1996 and (ii) each other executive officer of the Company who received salary and bonus in excess of $75,000 during the past three years.


                     Annual Compensation   Long Term Compensation
                                           Re-
All
                                 Other    stric-
Other
                                 Annual    ted            LTIP   Com-
Name and                         Compen-   Stock  Options  Pay
pensa-
Principal    Fiscal Salary  Bonus sation   Awards Granted  outs
tion
Position      Year    (1)    (2)    (3)     (4)     (5)     (6)
(7)
Melvin Leiner, 1996 $21,038  --    --      250,000  --    --       -
-
President and  1995 $92,063  --  $8,400      -    40,000  --       -
-
Chief Executive1994 $89,919  --  $8,400     --      --    --       -
-
Officer (since
November 1994)

Donald M. Marks,1996 $21,038  --    --     250,000  --     --      -
-
Vice President  1995 $77,189  -- $8,400     --    40,000   --      -
-
since April l9931994 $85,858  -- $8,400     --      --     --      -
-

Darren M. Marks,1996 $21,038  --   --      250,000  --     --      -
-
Vice President  1995 $86,594  -- $8,400     --    40,000   --      -
-
                1994 $87,900  -- $8,400     --      --     --      -
-

James Caprio,   1996 $21,038  --   --      250,000   --    --      -
-
Chief Financial 1995 $95,419  -- $8,400      --   40,000   --      -
-
Officer         1994 $92,515  -- $8,400      --      --    --      -
-

(1) The dollar value of base salary (cash and non-cash) received.
(2) The dollar value of bonus (cash and non-cash) received.
(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property. Amount in the table represents automobile allowances.
(4) During the period covered by the foregoing table, the shares of restricted stock issued as compensation for services. The table below shows the number of shares of the Company's Common Stock owned by the officers listed above, and the value of such shares as of June 30, 1996.

         Name                       Shares            Value

         Melvin Leiner             554,913           $624,000
         Donald M. Marks           569,725
         $641,000 Darren M. Marks           532,167
         $599,000 James Caprio              569,839
         $641,000
(5) The shares of Common Stock to be received upon the exercise of all stock options granted during the period covered by the table.
(6) "LTIP" is an abbreviation for "Long-Term Incentive
    Plan". An LTIP is any plan that is intended to serve as an incentive for performance to occur over a period longer than one fiscal year. Amounts reported in this column represent payments received during the applicable fiscal year by the named officer pursuant to an LTIP.
(7) All other compensation received that the Company could not properly report in any other column of the Table including annual Company contributions or other allocations to vested and unvested defined contribution plans, and the dollar value of any insurance premiums paid by, or on behalf of, the Company with respect to term life insurance for the benefit of the named executive officer, and the full dollar value of the remainder of the premiums paid by, or on behalf of, the Company.

Employment Contracts

         In October, 1994, the Company entered into
employment agreements with Melvin Leiner, Donald M. Marks,
James J.
Caprio and Darren M. Marks.  Each employment agreement
provides for the following:
         1.   Term of three years.
         2.   Salary of $105,000 during the first year of
         the employment term,increasing to $120,000 during
         the second year and $150,000 during the third
         year.
         3.   Incentive bonus computed according to the
following formula:
         Cumulative Company Revenues       Bonus Payable
         From Operations                   to Employee
         $3,000,000 to $5,000,000            $22,500
         $5,000,000 to $7,500,000            $45,000
         $7,500,000 to $10,000,000           $67,500
         Over $10,000,000                   $90,000

         4.   Automobile allowance of $700 per month.

      5. Four weeks of paid vacations and the right to participate in any group medical, group life insurance or any other employee benefit plan that the Company may, from time to time, maintain.

       6.Disability benefits equal to 50% of the employee's base salary, determined at the time of disability, and payable to the employee for the remaining term of the employment agreement.

         The four officers listed in the above above agreed to amend their respective employment agreements such that the collective salaries paid to these four officers (effective
September 30, 1996) will not exceed $360,000.

         Except for the employment agreements described above, the

Company does not have any written employment contracts with respect to any of its executive officers, and does not have any

compensatory plan or arrangement that results or will result from the resignation, retirement, or any other termination of any executive officer's employment with the Company or from a changein-

control of the Company or a change in an executive officer's responsibilities following a change-in-control.

Long Term Incentive Plans Awards in Last Fiscal Year

         None.

Employee Pension, Profit Sharing or Other Retirement Plans

         Except as provided in the Company's employment agreements with its executive officers, the Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although the Company may adopt one or more of such plans in the future.


Compensation of Directors


         Standard Arrangements. At present the Company does not pay its directors for attending meetings of the Board of Directors, although the Company expects to adopt a director compensation policy in the future. The Company has no standard arrangement pursuant to which directors of the Company are compensated for any services provided as a director or for committee participation or special assignments.
         Other Arrangements. During the year ended June 30, 1996, and except as disclosed elsewhere in this report, no director of the Company received any form of compensation from the Company. Compensation Committee Interlocks and Insider Participation
         The Company does not have a compensation committee.
During the year ended June 30, 1996, all of the Company's present officers participated in deliberations of the Company's Board of Directors concerning executive officer compensation.
         During the year ended June 30, 1996, no director of the Company was also an executive officer of another entity, which had an executive officer of the Company serving as a director of such entity or as a member of the compensation committee of such entity. Committees
         The Company plans to establish an Audit Committee and a Compensation Committee. The Audit Committee will (i) recommend to the Board of Directors a firm of independent public accountants to conduct the annual audit of the Company's financial statements,
(ii) review with such accounting firm the scope and result of annual audits and the adequacy of the Company's internal controls, and (iii) otherwise oversee the auditor's review of management controls and the Company's financial performance. The Compensation Committee will review the compensation of the Company's senior management and recommend any changes in such compensation to the Board of Directors, as well as administer the Company's Stock
Option Plans, Stock Bonus Plan, and other compensation programs.
The Company anticipates that directors who are not officers or principal shareholders will constitute a majority of the members of each Committee. Stock Option and Bonus Plans
         The Company has an Incentive Stock Option Plan, a Non
Qualified Stock Option Plan and a Stock Bonus Plan. A summary description of each Plan follows. In some cases these three Plans are collectively referred to as the "Plans".
         Incentive Stock Option Plan.  The Incentive Stock Option
Plan authorizes the issuance of options to purchase up to 1,500,000 shares of the Company's Common Stock, less the number of shares already optioned under both this Plan and the Non-Qualified Stock
Option Plan.  The Incentive Stock Option Plan became effective on
April 15, 1993 and will remain in effect until April 15, 2001 unless terminated earlier by action of the Board. Only officers, directors and key employees of the Company may be granted options pursuant to the Incentive Stock Option Plan.
         Options granted pursuant to the Plan not previously exercised terminate upon the first to occur of the following dates:
         (a) The expiration of thirty (30) days after the date on which an option holder's employment by the Company is terminated (whether such termination is by the Company or due to disability or death); or

       (b) The expiration of one year after the date on which an option holder's employment by the Company is terminated, if such termination is due to the Employee's disability or death.

 In the event of an option holder's death while in the employ of the Company, his legatees or distributees may exercise (prior to the option's expiration) the option as to any of the shares not previously exercised. The total fair market value of the shares of Common Stock (determined at the time of the grant of the option) for which any employee may be granted options which are first exercisable in any calendar year may not exceed $100,000.

         Options may not be exercised until one year following the date of grant. Options granted to an employee then owning more than 10% of the Common Stock of the Company may not be exercisable by its terms after five years from the date of grant.

         The purchase price per share of Common Stock purchasable under an option is determined by the Committee but cannot be less than the fair market value of the Common Stock on the date of the grant of the option (or 110% of the fair market value in the case of a person owning the Company's stock which represents more than 10% of the total combined voting power of all classes of stock).

         Non-Qualified Stock Option Plan. The NonQualified Stock Option Plan authorizes the issuance of options to purchase up to 1,500,000 shares of the Company's Common Stock less the number of shares already optioned under both this Plan and the Incentive Stock Option Plan. The NonQualified Stock Option Plan became effective on April 15, 1993 and will remain in effect until April 15, 2001 unless terminated earlier by the Board of Directors. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capitalraising transaction. The option exercise price is determined by the Committee but cannot be less than the market price of the Company's Common Stock on the date the option is granted.

         Options granted pursuant to the Plan not previously exercised terminate upon the first to occur of the following dates:

         (a) The expiration of one year after the date on which an option holder's employment by the Company is terminated (whether termination is by the Company, disability or death); or

         (b) The expiration of the option which occurs five (5) years from the date the option was granted.

         In the event of an option holder's death while in the employ of the Company, his legatees or distributees may exercise the option as to any of the shares not previously exercised prior to the option's expiration.

  Stock Bonus Plan. Up to 3,000,000 shares of Common Stock may be granted under the Stock Bonus Plan. Such shares may consist, in whole or in part, of authorized but unissued shares, or treasury shares. Under the Stock Bonus Plan, the Company's employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares; provided, however, that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

         Other Information Regarding the Plans. The Plans are administered by the Company's Board of Directors. The Board of Directors has the authority to interpret the provisions of the Plans and supervise the administration of the Plans. In addition, the Board of Directors is empowered to select those persons to whom shares or options are to be granted, to determine the number of shares subject to each grant of a stock bonus or an option and to determine when, and upon what conditions, shares or options granted under the Plans will vest or otherwise be subject to forfeiture and cancellation.
      In the discretion of the Board of Directors, any option granted pursuant to the Plans may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. The Board of Directors may also accelerate the date upon which any option (or any part of any options) is first exercisable. Any shares issued pursuant to the Stock Bonus Plan and any options granted pursuant to the Incentive Stock Option Plan or the Non Qualified Stock Option Plan will be forfeited if the "vesting" schedule established by the Board of Directors at the time of the grant is not met. For this purpose, vesting means the period during which the employee must remain an employee of the Company or the period of time a non-employee must provide services to the Company.
At the time an employee ceases working for the Company (or at the time a non-employee ceases to perform services for the Company), any shares or options not fully vested will be forfeited and cancelled. In the discretion of the Board of Directors payment for the shares of Common Stock underlying options may be paid through the delivery of shares of the Company's Common Stock having an aggregate fair market value equal to the option price, provided such shares have been owned by the option holder for at least one year prior to such exercise. A combination of cash and shares of Common Stock may also be permitted at the discretion of the Board of Directors. Options are generally non-transferable except upon death of the option holder. Shares issued pursuant to the Stock Bonus Plan will generally not be transferable until the person receiving the shares satisfies the vesting requirements imposed by the Board of Directors when the shares were issued. The Board of Directors of the Company may at any time, and from time to time, amend, terminate, or suspend one or more of the Plans in any manner it deems appropriate, provided that such amendment, termination or suspension cannot adversely affect rights or obligations with respect to shares or options previously granted. The Board of Directors may not, without shareholder approval: make any amendment which would materially modify the eligibility requirements for the Plans; increase or decrease the total number of shares of Common Stock which may be issued pursuant to the Plans except in the case of a reclassification of the Company's capital stock or a consolidation or merger of the Company; reduce the minimum option price per share; extend the period for granting options; or materially increase in any other way the benefits accruing to employees who are eligible to participate in the Plans.
         Any options granted under the Incentive Stock Option Plan or the Non-Qualified Stock Option Plan must be granted before April 15, 2001. Any shares granted pursuant to the Stock Bonus Plan must be issued prior to April 15, 2001. The Plans are not qualified under
Section 401(a) of the Internal Revenue Code, nor are they subject to any provisions of the Employee Retirement Income Security Act of 1974.
       Summary.  The following sets forth
certain information as of October 31, 1996, concerning the stock options and stock bonuses granted by the Company. Each option represents the right to purchase one share of the Company's Common Stock.

                         Total       Shares
Remaining
                         Shares    Reserved for Shares  Options/
                         Reserved  Outstanding Issued As  Shares
Name of Plan            Under Plan   Options
Stock Bonus Under Plan

Incentive Stock Option
 Plan                    1,500,000    90,000
N/A     1,410,000 Non-Qualified Stock Option Plan
  1,500,000       -
N/A    1,500,000
Stock Bonus Plan          3,000,000      N/A
2,435,000   565,000

 As of October 31, 1996, the Company has issued stock options and granted stock bonuses to the following officers and directors.

         Incentive Stock Options
                                      Shares
Expiration
                                    Subject to
         Exercise   Date of Option Holder             Option     Price
         Option

         Melvin Leiner                20,000    $3.25      9/30/99
         Donald M. Marks              20,000    $3.25      9/30/99
         James T. Caprio              20,000
$3.25    9/30/99
         Darren M. Marks              20,000
$3.25    9/30/99

         Other Options (1)
                                      Shares
Expiration
                                    Subject to
         Exercise   Date of Option Holder
Option     Price
         Option

         Melvin Leiner                20,000
$2.75    9/30/99
         Donald M. Marks              20,000
$2.75    9/30/99
         James T. Caprio              20,000
$2.75    9/30/99
         Darren M. Marks              20,000
$2.75       9/30/99

(1) These options were not granted pursuant to any of the Company's stock option plans.

         Stock Bonuses
                                                 Shares
         Issued as Name                            Stock
         Bonus

         Melvin Leiner
450,000
         Donald M. Marks                              450,000
         James J. Caprio                              450,000
         Darren M. Marks                              450,000
         Bruce S. Schames                              75,000

As of October 31, 1996, the Company had not granted any options pursuant to its Non-Qualified Stock Option Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

    The following table sets forth certain information as of
September 30, 1996 regarding the number and percentage of outstanding shares of the Company's Common Stock beneficially owned by (i) each person owning more than 5% of the Company's Common Stock; (ii) each officer and director; and (iii) all officers and directors as a group:
                              Amount and Nature of
                              Beneficial Ownership     Percent of
Number of Shares (1)          Class (1)

Melvin Leiner                       697,579               14.0%
Donald M. Marks                     707,625               14.2%
James J. Caprio                     736,506               14.8%
Darren M. Marks                     676,934               13.6%
Bruce S. Schames                     72,000                1.4%
Officers and Directors as a
  Group (5 persons)                 2,890,644             58.0%

(1) Gives effect to issuance of shares of common stock upon conversion of Series B Preferred Stock. See Item 12 of this report. Does not include shares of Common Stock issuable upon exercise of any outstanding warrants or options. Unless otherwise noted, the Company believes that all persons named in the table have sole investment power with respect to all Common Stock beneficially owned by them. The address of each person in the foregoing table is 3333 S. Congress Avenue, Suite 401, Delray
    Beach, Florida 33445.
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The Company had a consulting agreement with Compass Consulting, Inc. pursuant to which Kenneth Zubay, a former officer and director of the Company, rendered software and systems development, consulting, training and installation services to the Company. The consulting agreement expired on July 31, 1994. Through July 31, l994, the Company delivered (or was obligated to deliver) equipment (at a cost to the Company of approximately $66,000) to Compass Consulting as payment for services provided to the Company. During fiscal 1995, equipment was delivered to Compass Consulting pursuant to and in satisfaction of the amounts owed pursuant to the consulting agreement. In June 1995, the equipment previously delivered to Compass Consulting was repurchased by the Company for $l6,000 and the agreement to issue l6,000 shares of the Company's preferred stock, valued at $80,000, to Compass Consulting.

In December 1995 the Company issued 43,778 shares of its Common
Stock to Melvin Leiner, Donald Marks, James Caprio and Darren Marks (175,112 shares in total) as repayment of loans, each in the amount of $90,500, made by such persons to the Company.

In March 1996 the Company issued 25,000 shares of its Series B Preferred Stock to Melvin Leiner, Donald Marks, James Caprio and Darren Marks (100,000 shares in total) as repayment of loans, each in the amount of $25,000, made by such persons to the Company. Each share of Series B Preferred Stock is convertible into one share of the Company's common stock.

    In June 1996 the Company issued shares of its Common Stock to the following officers and directors in repayment of loans made by such persons to the Company: Melvin Leiner: 103,686 shares in repayment of loan of $51,843; Donald Marks: 114,350 shares in repayment of loan of $57,175; James Caprio: 114,464 shares in repayment of loan of $57,232; and Darren Marks: 87,440 shares in repayment of loan of $43,720.

    Effective May 1, 1996, the Company's Board of Directors amended the Company's Incentive Stock Option Plan, Non-Qualified Stock Option Plan and Stock Bonus Plan such that each Plan authorized the issuance of 1,500,000 shares of Common Stock pursuant to options or stock bonuses granted pursuant to these Plans. In July 1996 the Company's Board of Directors again amended the Company's Stock Bonus Plan such that this Plan now authorizes the issuance of 3,000,000 shares of Common Stock pursuant to stock bonuses granted pursuant to the Plan.
    In May and August 1996 the Company, in accordance with the terms of its Stock Bonus Plan, issued 2,435,000 shares of Common Stock to certain Company officers, employees and consultants. The shares were issued in consideration for past services rendered to the Company. The following officers received shares of the Company's Common Stock in these transactions:
                                    Shares Issued as Stock Bonus
               Name                     May 1996      August 1996

              Mel Leiner                   250,000        200,000
              James J. Caprio              250,000        200,000
              Darren Marks                 250,000        200,000
              Don Marks                    250,000        200,000
              Bruce Schames                 75,000             --

         In September 1996 the Company issued 150,000 shares of its Common Stock to Melvin Leiner, Donald Marks, James Caprio and Darren Marks (1,000,000 shares in total) as repayment of loans, each in the amount of $75,000, made by such persons to the Company.
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
    (a)  Exhibits
Exhibit                                              Exhibit No.
  No.        Description                               Page No.
3.1      Certificate of Incorporation, as amended         (1)
3.1.1    Amendment to Articles of Incorporation           (3)
3.2      Bylaws of the Company                            (1)


10.7     Software Licensing Agreement with                (1)
         Telemac Cellular Corporation

10.13    Form of Franchise Agreement                      (2)

10.14    Employment Agreements with Donald                (3)
         Marks, Melvin Leiner, James Caprio
         and Darren Marks

28.1     Form of 1993 Incentive Stock Option Plan         (1)
         and 1993 Non-Statutory Stock Option Plan

28.2     Stock Bonus Plan                                 (2)

(1) Incorporated by reference, and as same exhibit number, from Registration Statement on Form SB-2 (Commission File Number 3370546-
A).
(2) Incorporated by reference, and as same exhibit number, from Amendment No. 1 to Registration Statement on Form SB-2 (Commission File Number 33-70546-A).
(3) Incorporated by reference, and as same exhibit number, from Amendment No. 5 to Registration Statement on Form SB-2 (Commission File Number 33-70546-A).

                                SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its be half by the undersigned, thereunto duly authorized.

                              SIMS COMMUNICATIONS, INC.

                              By /s/ Melvin Leiner
                                 Melvin Leiner, President and
                              Chief Executive Officer

                              By /s/ James J. Caprio
                              James J. Caprio, Principal Financial
                              Officer

                              By /s/ Bruce Schames
                              Bruce Schames, Principal Accounting
                              Officer

                               Date: November 4, 1996


In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title              Date
/s/ Melvin Leiner         Director            November 4, 1996
Melvin Leiner

/s/ Donald M. Marks       Director            November 4, 1996
Donald M. Marks
/s/ Darren Marks          Director            November 4, 1996
Darren Marks
/s/ James J. Caprio       Director            November 4, 1996
James J. Caprio