Form 10QSB
period 1996-09-30
SIMS COMMUNICATIONS INC
filed 1996-11-25
CIK 907127

SECURITIES AND EXCHANGE COMMISSION
     Washington, DC  20549


                             FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended September 30,1996

         SIMS COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware                                        65-0287558

(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)              Identification No.)

3333 South Congress Avenue, Suite 401, Delray Beach, FL 33445
(address of principal executive offices)  (Zip Code)

              (561) 265-3601
(Registrant's telephone number, including area code)

                    N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes_X___  No____

As of November 20, the Company had 5,229,907 shares  of Common Stock issued and outstanding.

                                         Page 1 of 12 Pages

PART I.  FINANCIAL INFORMATION

Part  1.  Financial Information

Item 1.           Index to Financial Statements

SIMS COMMUNICATIONS, INC.
CONSOLIDATED FINANCIAL STATEMENTS                 Page

Consolidated Balance Sheets at
     Sept. 30 1996 and June 30, 1996...................3
Consolidated Statements of Income for the
      Three  Months Ended September 30,  1996 and 1995.4
Consolidated Statement of Cash Flows for the
       Three Months Ended  September 30, 1996.and 1995.5
Consolidated Statement of Stockholders' Equity
     for the Three Months Ended September 31, 1996.....6
Notes to Consolidated Financial Statements........................
7
Item 2.   Management's Discussion and Analysis  of
     Financial Condition and Results of Operations... 11


Part 11. Other Information                             12

   SIMS COMMUNICATIONS INC AND SUBSIDIARIES
   CONSOLIDATED BALANCE SHEETS
                                     SEPTEMBER 30     JUNE 30,
                                        1996           1996
               ASSETS     (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents             $269,426       $322,542
  Accounts Receivables                  160,152        150,950
  Franchise & Other R eceivables, net
    of $10,000 allowance                232,119        208,582
  Inventories                           817,918        1,059,637
  Prepaid expenses                       50,704        58,904
  Notes Receivable, current portion     182,637        182,637

     Total Current Assets               1,712,956      1,983,252
PROPERTY AND EQUIPMENT,
  Property & Equipment                  1,393,096      1,393,096
  Less Accumulated Depreciation         378,263        321,245

  Net Property & Equipment              1,014,833      1,071,851

OTHER ASSETS
  Note receivable                       481,363             201,363
  Investment in non consolidated subsidiaries (Note 5)200,000
-
  Deferred location costs               34,813         38,100
  Deposits                              14,016         13,761
  Organization Costs -net               3,067           4,045

     Total Other Assets                 733,259        257,269

     Total Assets                       $3,461,048     $3,312,372

        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses $1,053,430     $804,231
  Bank line of credit                   250,000        250,000
  Current obligations under capital lease 6,148        6,148
  Current maturities of long term debt
  (Note 2)                              407,666        407,666
  Loans from stockholders/officers      156,174             Franchise
deposits and customer
 deposits                               865,263        875,263

     Total Current Liabilities          2,738,681      2,343,308

LONG TERM LIABILITIES
  Long term debt (Note 2)               31,656              59,048
  Obligations under capital leases           138            2,178
     Total Long Term  Liabilities       31,794              61,226
     Total Liabilities                  2,770,475           2,404,534

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock Series A $.001
   par value, 300,000 shares            ---                 ---
      authorized,  no shares issued or outstanding.
  Preferred stock Series B $.001 par value,
    100,000 shares                      ---                 ---
      authorized,  no shares issued or outstanding.
Preferred stock subscribed, 124,250 shares           365,000
365,000
  Common stock  $.0001 par value 40,000,000
  shares authorized:                    443            403
   4,429,908 shares issued and outstanding Sept 1996 and 4,029,908 shares June 1996 (Note 3
   Additional Paid In Capital           11,260,695
11,060,735
   Accumulated Deficit                  (10,935,565)
(10,518,300)

       Total Stockholders Equity        690,573             907,838

  Total Liabilities and Stockholders' Equity      $3,461,048
$3,312,372

  See notes to consolidated financial statements
SIMS COMMUNICATIONS INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                    Three Months Ended September
                                          30,
                              1996           1995

Revenues
 Equipment & Other                 $307,013       $21,027
 Activations                       541,140             -
 Rental                            346,246          93,706
Royalty                           2,295             15,878

   Total revenues               1,196,694           130,611

Cost of Sales                   887,452             93,316

     Gross profit               309,242             37,295

Operating expenses
General & Administrative      356,251                456,964
Depreciation and amortization 57,996                   44,589
Interest-net                  12,328                     4,768
Selling & Marketing           298,435                  5,842
Research & Development        1,497                     39,781

     Total Expenses           726,507
711,944

Loss before income taxes     ($417,265)                ($674,649)

Income Tax Expense                 -                   -
     Net Loss                ($417,265)                ($674,649)

Net Loss Per Common Share      ($0.10)                 ($0.33)

Weighted Average Common       4,029,908                2,018,871
Shares Outstanding

  See notes to consolidated financial statements.
   SIMS COMMUNICATIONS INC. AND
SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE THREE  MONTHS ENDING SEPTEMBER 30, 1996  AND 1995
    (Unaudited)
                                             September 30,
CASH FLOWS FROM OPERATING ACTIVITIES          1996           1995
Net (loss)                                   ($417,265)
($674,649)
Adjustments to reconcile net loss to net
 cash used in operating activities:
     Depreciation                            57,018    39,986
     Amortization                            978        4,603
Changes in assets and liabilities:
     Inventories                             241,719   57,923
     Accounts and other receivables          (312,739) (33,491)
     Prepaid Expenses                         8,200    325
     Accounts payable and accrued expenses   249,199   22,369
     Franchise  and customer deposits        (10,000)  (58,749)
     Deposits                                (255)     (2,470)

NET CASH FROM (USED IN) OPERATING ACTIVITIES (183,145) (644,153)

CASH FLOWS FROM INVESTING ACTIVITIES
     Change in other assets                   3,287    (88,988)

     NET CASH (USED IN) INVESTING ACTIVITIES  3,287    (88,988)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of debt          -              -
     Payments on debts                       (27,392)  (1,623)
     Loans from officers                     156,174         -
     Proceeds from issuance of common stock  -         -
     Payment of preferred stock dividends    0         (2,900)
     Payments of obligation under capital
     lease                                    (2,040)  (1,734)

NET CASH PROVIDED BY FINANCING ACTIVITIES    126,742   (6,257)

NET INCREASE (DECREASE) IN CASH              (53,116)  (739,398)

     CASH AT BEGINNING OF PERIOD             322,542   1,160,085
     CASH AT END OF PERIOD                   269,426   420,687

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the 3 months  for interest   $15,338   $10,688
Cash paid during the 3 months for income taxes   $0         $0

       See notes to consolidated financial
statements

SIMS COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY FOR THE 3 MONTHS
ENDING SEPTEMBER 30, 1996 (UNAUDITED)

               PREFERRED
               STOCK
               SUBSCRIBED          COMMON STOCK
               Series Series
               A     B    Additional             Accumu-
          Number Number  Number of     Paid-In  lated
       of Shares  Amt of Shares   Amt  Shares  Amount Capital
Deficit      Total

Balance -           25,250  $265,000  10,000 $100,000 4,029,908
$403      $11,060,735 ($10,518,300) (907,838)

June 30, 1996

Net loss, 3 months
(417,265) (417,265)
ended Sept. 30,
1996

Common stock
400,000        40             199,960
200,000
issued for
investment (Note 5)

Balance -         25,250  $265,000   10,000  $100,000   4,429,908
$443     $11,260,695 ($10,935,565) $690,573

(Note 3)

See notes to consolidated financial statements.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended Sept. 30, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual
Filing  Statement on form 10-KSB.

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

Deferred Location Costs

Deferred location costs relate to expenses associated with the buyback of certain franchises. These costs are amortized over five years.
Revenue Recognition
Rental revenue is recognized upon the completion of the customer phone rental. Activation revenue is recognized upon the activation of the customers cellular account with the appropriate carrier. Revenues from the sale of the Automated Cellular Distribution Center (ACDC) and other equipment are recognized upon delivery.
Royalty Fees
Royalties as allowed by the franchise agreement are accrued on a percentage of gross sales, as defined, as reported by franchisees.
Research and Development
Research and development costs consist primarily of costs related to the conceptional formation, design, tooling and development of prototypes and are expensed as incurred.


Note 2- Notes and Loans Payable

Sept. 30,1996
Promissory note  payable at 10% interest  payable
monthly, commencing  Sept. 15, 1995.  Balance of principal
 is payable in full on March 27, 1997.  As additional
consideration,
the Company agrees to pay the note holder 15.5% of all
profits
 received through the Company's agreements with Commonwealth
 Group International.
                                                      $
310,348
Note payable -  principal and 11% interest payable in monthly
 installments of $541 through June 14, 1998.   Collateralized
by
 equipment.
10,730

Note payable - $5,500 principal plus 8.5% interest payable monthly through April 1997.

36,844
Note payable -  principal and 9.0% interest payable in
monthly installments of $3,194 through Jan. 28, 1997.
15,400

Note payable -  principal (non interest bearing) payable in
monthly installments of $1,500 through June  2000.
66,000

439,322

  Less: Current Maturities                              (407,666)
                                                  Total $  31,656
Note 3 - Continuing Operations and Subsequent Transactions

 The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. In prior years, the Company had been in the development state and did not begin earning significant revenues until the middle of fiscal year ended 1994. During the years ending June 1995 and June 1996 and continuing through the three months ended Sept. 1996, the Company continued to suffer recurring losses from operations. During the fiscal year ended June 30, 1995, the Company completed an initial public offering for $5.2 million. Management has sold, in a private placement, 800,000 shares of common stock for $400,000 during October and November 1996. However, cash flows from operations may not be sufficient to meet future obligations of the company.

Note 4- Reverse Stock Split

In February 1996, the Board of Directors declared a 1 for 10 stock split. This reverse split was effective on March 7, 1996, and has been retroactively reflected on the enclosed financials.

Note 5-Investment in Non Consolidated Subsidiary

In September 1996, the Company acquired a 10% interest in Smartphone, Inc. (a corporation that sells a debit cellular telephone) from certain officers and directors of the Company, in consideration for the issuance of 400,000 shares of the Company's common stock. The Company's investment in Smartphone was recorded at $200,000, which was the original cost of the officers' and directors' investment in Smartphone.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operation-Three Months Ending September 30, 1996

Hands on telephone rentals, initiated in January 1996
contributed 59 % of the rental income for the three months
ended September 30, 1996. ACDC rental units and     rental of
cellular telephones using overnight courier service increased versus the comparable period of last year.

Franchise royalties declined versus the comparable period of last year, which is in line with the company's program of reserving most new rental locations for its own use and reacquiring franchises.

Additional revenues were recognized from ACDC and telephone sales for installation at major airports in California.

The cellular telephone activation program (initiated at the end of 1995) has expanded significantly, with revenues of $541,140, representing activations of approximately 1700 cellular telephones. Continued profitable growth in this activity is forecast.

Cost of sales for the three months ending September 30, 1995 increased due to the increases in: the company's rental operations and cellular telephone activations. Additionally, increased costs were reflective of the above mentioned ACDC units sales.

Selling and marketing expense are higher, to support the
expansion of the rental businesses.    General and
administrative expenses decreased due to cost controls and increased emphasis on selling/marketing.

Research and develop spending has been deferred, with cash being used for operating expenses.

Liquidity and Sources of Capital

During the quarter ended September, 30, 1996, the company lost $417,265 which was funded by increases in payables and officers/stockholers loans. The increase in accounts receivable and reduction in inventories largely reflects ACDC unit sales. Initial progress collection of this long term receivable is to commence during the next quarter.

The company does not have any available lines of credit, bank financing or other external sources of liquidity. Due to current operating losses, the Company's operations are not a source of liquidity. In order to obtain capital, the company sold, a private placement, 800,00 shares of common stock for $400,000 during October and November 1996.

The Company, in September 1996, acquired a 10% ownership in Smartphone Inc, a debit cellular telephone company in consideration for the issuance of 400,000 shares of common stock.
SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                              SIMS COMMUNICATIONS, INC.

                              By: /s/ James J. Caprio
                                   James J. Caprio
                                   Secretary, Vice President
                                   of Finance and Principal
                                   Financial Officer

                              By: /s/ Bruce Schames
                                   Bruce Schames, Chief
                                   Accounting Officer

Date:     November 20, 1996