Form 10QSB
period 1996-12-31
SIMS COMMUNICATIONS INC
filed 1997-02-24
CIK 907127

SECURITIES AND EXCHANGE
                  COMMISSION Washington, DC
                            20549
                         __________
                         FORM 10-QSB
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended December

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

                           Yes_X___  No____

As of February 19, 1997 the Company had  8,029,496 shares of

Common Stock issued and outstanding.

                                         Page 1 of 13 Pages
                  PART I.  FINANCIAL INFORMATION
Part  1.  Financial Information

Item 1.           Index to Financial Statements

SIMS COMMUNICATIONS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
                                                            Page
Consolidated Balance Sheets at
  December 31 1996 and June 30, 1996                          3

Consolidated Statements of Income
  for the Three and Six Months Ended
  December 31,  1996 and 1995.                                4

Consolidated Statement of Cash Flows for the
  Six Months Ended  December 31, 1996.and 1995.               5
Consolidated Statement of Stockholders' Equity
          for the Six Months Ended December 31, 1996.         6

Notes to Consolidated Financial Statements.                   7

Item 2.           Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations.                              11


Part 11.          Other Information                          12






SIMS COMMUNICATIONS INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                                DECEMBER 31    JUNE 30,
                                                  1996           1996
        ASSETS                                (Unaudited)
(Audited) CURRENT ASSETS
Cash and cash equivalents                       $274,467       $322,542
Accounts Receivables                              166,122       150,950
Franchise & Other Receivables, net of$l0,000
 allowance                                      217,497         208,582
Inventories                                     1,084,246
1,059,637
Prepaid expenses                                  59,904         58,904
Notes Receivable, current portion                 220,205       182,637
       Total Current Assets                    2,022,441      1,983,252
PROPERTY AND EQUIPMENT,
Property & Equipment                           1,592,140      1,393,096
Less Accumulated Depreciation                   430,939         321,245
Net Property & Equipment                       1,161,201      1,071,851
OTHER ASSETS
Notes receivables                                 578,790       201,363
Minority Investment (Note 4)                      200,000             -
Deferred location costs                           40,826         38,100
Deposits                                          14,016         13,761
Patents (Note 5)                                  484,222             -
Organization Costs -net and Other Assets          19,750          4,045
        Total Other Assets                      1,337,604       257,269
        Total Assets                           $4,521,246    $3,312,372


LIABILITIES AND STOCKHOLDERS EOUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses          $1,268,170      $804,231
Bank line of credit                               250,000       250,000
Current obligations under capital lease           3,806           6,148
Current maturities of long term debt ~ote 2)      445,887       407,666
Loans from stockholders/officers                  56,832              -
Franchise deposits and customer deposits          828,762       875,263
        Total Current Liabilities               2,853,457     2,343,308
LONG TERM LIABILITIES
Long term debt (Note 2)                           104,836        59,048
Obligations under capital leases                  ----            2,178
        Total Long Term Liabilities               104,836        61,226
        Total Liabilities                       2,958,293     2,404,534

STOCKHOLDERS EQUITY (DEFICIT)
Preferred stock Series A & B $.001 par value,
 300,000 & 100,000 shares authorized, no shares
 issued or outstanding                               -                  -
Preferred stock subscribed, 124,250 shares          365,000       365,000
Common stock $~000l par value 40,000,000 shares
  authorized:                                       639               403
6,396,925 shares issued and outstanding Dec 1996 and
4,029,908 shares June 1996 (Note 3)
Additional Paid In Capital                         12,467,400  11,060,735
Accumulated Deficit                             (11,270,086) (10,518,300)
        Total Stockholders Equity                  1,562,953      907,838
Total Liabilities and Stockholders' Equity        $4,521,246   $3,312,372

See notes to consolidated financial statements

SIMS COMMUNICATIONS INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and Six Months Ended December 31, 1996 and 1995

(Unaudited)

                                Three Months Ended       Six Months Ended
                                   December 31              December 31
                                1996       1995          1996        1995
Revenues
Equipment & Other            $339,944     $24,056     $646,031    $45,083
Activations                  473,107       36,534    1,014,247     36,534
Rental                       222,454      112,062      568,700    205,768
Calling Card & Long Distance 158,785         ---       159,711        ---
Royalty                         292        6,708        2,587      22,586
    Total revenues         1,035,797      179,360     2,231,565   309,971
Cost of Sales                620,879      132,944     1,508,331   226,260
          Grossprofit        414,918       46,416      723,234     83,711

Operating expenses
General & Administrative     257,130      466,375      613,381    923,339
Depreciation and amortization 49,996       45,664      107,992     90,253
Interest-net                  12,595       14,353       24,923     19,121
Selling&Marketing            247,328      130,016      545,763    295,858
StockBasedCompensation/Services 155,893      ---       155,893        ---
Research&Development          25,571       59,900       27,068     99,681
        Total Expenses       748,513      716,308    1,475,020  1,428,252

Loss before income taxes   ($333,595)   ($669,892) ($751,786)($1,344,541)
 Income Tax Expense               -            -           -            -
        NetLoss            ($333,595)   ($669,892) ($751,786)($1,344,541)
Preferred Stock Dividends        $0        $8,200          $0      $8,200
Net Loss Per Common Share     ($0.06)      ($0.33)      ($0.17)   ($0.66)
Weighted Average common    5,357,744    2,079,375    4,485,480  2,036,158
Shares Outstanding

See notes to consolidated financial statements.

SIMS COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDING DECEMBER 31,1996 AND 1995
(Unaudited)
                                                    December31
CASH FLOWS FROM OPERATING ACTIVITIES             1996               1995
Net (loss)                                    ($751,786)     ($1,344,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & Amortization                     107,992           90,253
Stock issued for services                       155,893                -
Changes in assets and liabilities:
        Inventories                             283,817          (35,056)
       Accounts and other receivables           (27,847)         (23,676)
        Prepaid Expenses                        (26,000)         (27,527)
        Accounts payable and accrued expenses   165,416          178,559
        Franchise and customer deposits         (46,501)         (62,286)
        Deposits                                   (255)          (7,620)


NET CASH FROM (USED IN) OPERATING ACTIVITIES   (139,271)       (1,231,894)

CASH FLOWS FROM INVESTING ACTIVITIES
        Capital expenditures                    (33,612)         (195,467)
        Net cash received from acquisition
          (Note 5)                                2,737                  -
        Net cash used for acquistion            (35,000)                 -
        Notes receivable                       (377,427)                 -
        Change in other assets                  (20,386)                 -
        NET CASH (USED IN) INVESTING ACTIVITIES(463,688)         (195,467)

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of debt          260,000           211,137
        Payments on debts                      (208,436)          (13,748)
        Loans from officers                      56,832                 -
        Proceeds from issuance of common stock  451,008           383,500
        Payment of preferred stock dividends          -            (8,200)
        Payments of obligation under capital
          lease                                  (4,520)           (3,509)
       NET CASH PROVIDED BY FINANCING
          ACTIVITIES                            554,884           569,180
       NET INCREASE (DECREASE) IN CASH          (48,075)         (858,181)
        CASH AT BEGINNING OF PERIOD             322,542         1,160,085
        CASH AT END OF PERIOD                   274,467           301,904


SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
 INFORMATION
Cash paid during the 6 months for interest       $32,161          $26,527
Cash paid during the 6 months for income taxes        $0               $0
Acquisitions were made for common stock- (Notes 4 & 5)
See notes to consolidated financial statements

SIMS COMMUNICATIONS INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY FOR THE 6
MONTHS ENDING DECEMBER 31,1996 (UNAUDITED)

                                     PREFERRED STOCK SUBSCRIBED SERIES A
                                    SERIES B
                                NUMBER OF             NUMBER OF
                                 SHARES  AMOUNT       SHARES  AMOUNT
Balance -June 30, 1996          25,250  $265,000      10,000 $100,000
Net loss -6 months ended
Dec31, 1996

Common stock issued for investment
Smartphone Note 4)

Common stock issued for investment
Link Technologies (Note 5)

Issuance of Common Stock
for Services

Issuance of Common Stock
for Cash (Ranging from $.50
to $.70 per share net of expenses
Balance-Dec 31, 1996                  25,250  $265,000    10,000  $100,000

                              COMMON STOCK
                                                       ADDITIONAL
                               NUMBER OF               PAID IN
                               SHARES    AMOUNT        CAPITAL
TOTAL Balance -June30, 1996   4,029,908   $403       $11,060,735
Net loss -6 months ended
  Dec31, 1996
Common stock issued for
investment                    400,000       40           199,960
Smartphone (Note 4)
Common stock issued for
investment                    674,157       67           599,933
600,000 Link Technologies (Note 5)

Issuance of Common Stock      200,000      20            155,873
  for Services
Issuance of Common Stock      992,860      99            450,899
  for Cash (Ranging from $.50
  to $.70 per share net of
  expenses
Balance-Dec 31,1996         6,296,925    $629        $12,467,400

                               ACCUMULATED
                                 DEFICIT         TOTAL

Balance - June 30, 1996    ($10,518,300)         $907,838

Net loss - 6 months ended
  Dec 31, 1996             (751,786)             (751,786)

Common stock issued for
  investment Smartphone
  (Note 4)                                       200,000

Common stock issued for
  investment Link Technol-
  ogies (Note 5)                                 600,000

Issuance of Common Stock
  for Services                                   155,893

Issuance of Common Stock                         451,008
  for Cash (Ranging from $.50
  to $.70 per share net of
  expenses)

Balance - Dec 31, 1996      ($11,270,086)        $1,562,953

See notes to consolidated financial statements    (Note 3)







           SIMS COMMUNICATIONS INC. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements

Note 1 - Organization and Significant Accounting Policies

Organization

Sims Communications Inc. and Subsidiaries (the Company) was incorporated in the State of Delaware on August 1, 1991 as a communication company.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended Dec. 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual Filing Statement on form 10-KSB.

Principles of Consolidation

The consolidated financial statements includes the accounts of Sims Communications Inc. and its wholly owned subsidiaries Sims Franchise Group, Inc., Cellex Communications, Inc., Sims Communications International, Inc. and Link Technologies Inc.
(Note 5)   All intercompany balances and transactions have
been eliminated in consolidation. The 10% minority investment in Smartphone is accounted for under the cost method.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity date of three months or less to be cash equivalents.

Inventories

Inventories consists primarily of automated cellular distribution centers (ACDC's), cellular phones, other communication equipment and Link Technologies " calling card and POS materials (Note 5) and are recorded at the lower of cost or market determined by the firstin, first out method.
                             - 7 -
Property and Equipment

Property and equipment are recorded and depreciated over their estimated useful lives (5-7 years), utilizing the straightline method. Expenditures for maintenance and repairs are charged to expense as incurred.

Organization Costs

Organization costs have been capitalized and are being amortized using the straight-line method over a five year period.

Net Loss Per Common Share

Net loss per common share is based on the weighted average number of common shares outstanding during each of the respective periods. Common shares issuable upon exercise of the convertible preferred stock and common stock equivalents are excluded from the weighted average number of shares since the effect is dilutive.

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


                             - 8 -

Patents

The patents acquired by the Link acquisition will be amortized based on the expected useful life.
Note 2- Notes and Loans Payable


                                             Dec. 31,1996
Promissory note  payable at 10% interest
payable monthly, commencing  Sept. 15, 1995.
Balance of principal is payable in full on
March 27, 1997.  As additional consideration,
the Company agrees to pay the note holder
15.5% of all profits received through the
Company's agreements with Commonwealth Group
 International.                                $ 310,348

Note payable -  principal and 11%
interest payable in monthly
installments of $541 through June 14,
1998. Collateralized by equipment.
                                                  9,384

Note payable - $5,500 principal plus
8.5% interest payable monthly through
April 1997.                                       21,015

Note payable -  principal balance and
9.0% interest payable at Jan. 28, 1997.           6,032

Note payable - $5,000 principal plus
interest (prime +1%), payable monthly
through October 1998.                             110,000

Note payable - principal and 7%
interest, payable in monthly
installments of $2,000.                           32,444

Note payable -  principal (non
interest bearing) payable in monthly
installments of $1,500 through June 2000.         61,500
                                                  550,723
Less: Current Maturities                          (445,887)
Total                                             $104,836
                              - 9 -


Note 3 - Subsequent Transactions

Subsequent to December 31, 1996 the Company sold 1,272,571 shares of common stock for $0.70 per share in a Private Offering.

Note 4 - Investment in Non Consolidated Subsidiary

In September 1996, the company acquired a 10% minority investment in Smartphone, Inc. (a company that sells a debit cellular telephone) from Sims management at their original cost basis. This was effected by the issuance of 400,000 shares of common stock. This investment is recorded under the cost method.

Note 5-Acquisition of Link Technologies  Inc. and Subsidiaries

At December 31, 1996, the company acquired Link Technologies Inc. and Subsidiaries for 674,157 shares of common stock, with a value of $600,000. The transaction was treated under purchase accounting. Link is in the business of manufacturing prepaid telephone calling card vending machines and a combined countertop Point of Sale Debit Card processing and prepaid telephone card activation unit. The summarized acquired balance sheet of Link is:
      Cash                                    $   2,737
      Other current assets-fair value                342,234
      Non current assets -excl. intangibles          161,774
      Intangibles Patents                      484,222
      Liabilities assumed-principally current  (390,967)
      Net Assets Acquired                       600,000
      Deferred costs associated with Link
        acquisition                                 $ 13,660

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

Results of Operation - Three Months and Six Ending December 31, 1996

During the three month and six month periods ended December 31, 1996, total revenues increased versus the comparable periods of last year due largely to new and expanded programs. Total revenues for the three month period were $1,035,797 as compared to 1995 revenues of $179,360. The market test for calling cards sales has proven very successful and a rollout to 41 Alamo locations is being implemented.

Hands on telephone rentals at rent a car sites, (initiated in January 1996) continues to contribute the majority of rental income for the three and six months ended December 31, 1996. Cellular telephone rentals through ACDC units has declined as the company is restructuring the operations to more profitable locations. Rental of cellular telephones using overnight courier service also increased versus last year.

Franchise royalties declined, which is in line with the company's program of reserving most new rental locations for its own use and reacquiring franchises.

The cellular telephone activation program (initiated at the end of 1995) has expandedsignificantly, with 2nd quarter 1996 revenues of $473,107 vs $36,534 for the 1995 quarter. Continued profitable activations and growth in this activity is forecast.

Cost of sales for the three and six months ending December 31, 1996 were higher due to increases in : the company's total rental operations, cellular telephone activations and a higher level of ACDC & equipment sales. Profit margins are high on the calling card and long distance business since revenues are largely on a commission basis.

Selling and marketing expense are higher, to support the expansion of the rental and activation business. General and administrative expenses decreased due to cost controls and increased emphasis on selling/marketing. Research and develop spending has been deferred and some operating expenses were paid with common stock to preserve cash.

Liquidity and Sources of Capital

During the six months ended December 31, 1996, the company's cash requirement of $487,901 (net loss adjusted for non cash depreciation and stock issued for services) was primarily funded by $451,008 in proceeds from common stock.
The increase in accounts receivable and reduction in inventories reflects ACDC unit and equipment sales.

The $1,231,894 operating cash shortfall for the comparable 1995 period was funded by a reduction in cash, and proceeds from stock and debt placement.

Due to current operating losses, the Company's operations are not a source of liquidity. In order to obtain capital, and subsequent to December 31, 1996, the Company sold 1,272,571 shares of common stock at $0.70 per share in a Private Offering.

Link Technologies Inc. was acquired at Dec. 31, 1996 for the issuance of 674,157 shares of common stock (Note 6). Link is in the calling card and countertop debit card POS vending unit business.

EXHIBITS AND ROPORTS ON FORM 8-K

The following exhibits are filed with this report:

Exhibit 27- Financial Data Schedule

Reports on Form 8-K - During the quarter ending December 31, 1996 the Company filed one report on Form 8-K. This report, dated November 25, 1996, disclosed the sale of 800,000 shares of the Company's common stock at $0.50 per share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SIMS COMMUNICAT IONS, INC.
                            By:_/s/ James J. Caprio James J.
                            Caprio Secretary, VP Finance

Date:     February 19, 1997