Form 10QSB
period 1997-03-31
SIMS COMMUNICATIONS INC
filed 1997-06-06
CIK 907127

SECURITIES AND EXCHANGE
                        COMMISSION
                   Washington, DC 20549
                             __________
                             FORM 10-QSB
      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended  March 31,1997

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

                      Yes_X___  No____

As of  May 26, 1997 the Company had 8,089,495 shares of
Common
Stock issued and outstanding.

                          Page 1 of 14 Pages

                 PART I.  FINANCIAL INFORMATION

Part  1.  Financial Information

Item 1.   Index to Financial Statements
SIMS COMMUNICATIONS, INC.
CONSOLIDATED FINANCIAL STATEMENTS                     Page

Consolidated Balance Sheets at
 March 31 1997 and June 30, 1996                       3
Consolidated Statements of Income for the
   Three and Nine Months Ended March 31,
   1997 and 1996.                                      5
Consolidated Statement of Cash Flows for the
     Nine Months Ended  March 31, 1997 and 1996        6
Consolidated Statement of Stockholders' Equity
 for the Nine Months Ended March 31, 1997.             7
Notes to Consolidated Financial
Statements.                                            8
Item 2. Management's Discussion and Analysis of
 Financial Condition and Results of Operations.       12


Part 11.          Other Information                   14

     SIMS COMMUNICATIONS INC. AND SUBSIDIARIES
     CONSOLIDATED BALANCE SHEETS
                                               MARCH 31,         JUNE 30,
                                                 1996              1997
                      ASSETS                  (Unaudited)        (Audited)
  CURRENT ASSETS
    Cash and cash equivalent                   $273,469        $322,542
    Accounts & Other Receivables, net of
       $l0,000 allowance                        940,859         359,532
    Inventories                               1,170,133        1,059,637
    Prepaid expenses                             34,529           58,904
    Notes Receivable, current option            220,205          182,637
                                           ------------         ---------
                Total Current Assets          2,639,195        1,983,252

 PROPERTY AND EQUIPMENT,
   Property & Equipment                       1,602,648        1,393,096
   Less Accumulated Depreciation                479,051         321,245
                                           ------------         ---------
   Net Property and Equipment                 1,123,597        1,071,851

    OTHER ASSETS
    Notes receivable                           577,199           201,363
    Minority Investment (Note 4)               200,000              --
    Deferred location costs                     48,204            38,100
    Deposits                                    14,016            13,761
    Patents-net (Note 5)                       472,117              --
    Organization Costs - Net and
        other assets                             1,111            4,045
                                          ------------          ---------

     Total Other Assets Assets               1,312,647            257,269
                                          ------------          ---------

          Total Assets                      $5,075,439         $3,312,372
                                              =======             =======

                                               MARCH 31,          JUNE 30,
                                                 1997               1996
                                               (Unaudited)      (Audited)
      LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   Accounts payable and accrued expenses        $868,436         $804,231
   Bank line of credit                           250,000           250,000
   Current obligations under capital lease         2,308            6,148
   Current maturities of long term debt (Note 2) 581,340            407,666
   Loans from stockholders/officers               60,569             --
   Franchise deposits and customer deposits      838,180          875,263
                                              ----------         --------
            Total Current Liabilities          2,600,833        2,343,308

LONG TERM LIABILITIES
     Long term debt (Note 2)                      76,299         59,048

     Obligations under capital leases               --            2,178
                                              ----------        ---------
           Total Long Term Disabilities           76,299          61,226

                                             -----------        ---------
          Total Liabilities                    2,677,132         2,404,534


STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock Series A & B $.00l par value
  300,000 & l00,000 shares authorized,  no
  shares issued or outstanding.                      --            --
Preferred stock subscribed, l24,250 shares      365,000          365,000
Common stock $.0001 par value 40,000,000            809             403
  shares authorized: 8,089,495 shares issued
   and outstanding March 1997 and 4,029,908
  shares June 1996 (Note 3)
Additional paid in capital                  13,502,443        11,060,735
Accumulated Deficit                        (11,469,945)      (10,518,300)
                                           ------------        ----------
         Total Stockholder's Equity          2,398,307           907,838
                                           ------------        ----------
Total Liabilities and Stockholders' Equity   $5,075,439         $3,312,372

                                             ==========        ========

 See Notes to consolidated financial statements

 SIMS COMMUNICATIONS INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended March 31, 1997 and 1996
(Unaudited)
                                 Three               Nine Months Ended
                               Months Ended             March 31,
                                March 31,             1997     1996
                              1997      1996


Revenues                    $42,979   $394,600     $531,886   $462,269
Equipment & Other
  Activations               374,010    321,765    1,388,257   358,299
Rental                      187,175    344,901      755,875   550,669
Calling Card & Long
  Distance                   65,349        --       225,060       --
License Fee Income          500,000        --       500,000       --

                           --------- ----------     --------  ---------
 Total Revenues           1,169,513  1,061,266     3,401,078   1,371,237


Cost of Sales               414,180    438,286     1,922,511     664,546
                           --------- ----------     --------  ---------
          Gross Profit      755,333    622,980     1,478,567     706,691

Operating Expenses
General & Administrative    394,739    344,025    1,008,120     1,267,364
Depreciation and Amortiza-
 tion                        62,008     53,857      170,000      144,110
Interest-net                  4,690      6,157       29,613      25,278
Selling & Marketing         266,961    326,283      812,724     622,141
Stock Based Compensation/      --          --       381,393         --
 Services
Research and Development      1,294     13,777       28,362      113,458
                           --------- ----------     --------  ---------

Total Operating Expenses    729,692    744,099     2,430,212  2,172,351
                           --------- ----------    ---------  ---------
Income/(Loss) Before Income   $25,641  ($121,119)    ($951,645) ($1,465,660)
  Taxes
                           --------- ----------     ---------  ---------
   Income Tax Expense          -        -              -        -
                           --------- ----------     --------  ---------
   Net Income/(Loss)         $25,641 ($121,119)   ($951,645) ($1,465,660)
                             ========  =========      ========  =======
Preferred  Stock Dividends      $0         $0           $0      $8,200


Net Income/(Loss)               $0.00    ($0.05)      ($0.19)  ($0.71)
 Per Common Share

                           ========  =========      =======   =======
 Weighted Average
  Common Shares
  Outstanding             7,,710,21  2,205,451     5,097,239  2,069,154

                           ========= =========      ========  ========

SIMS COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDING MARCH 31, 1997 AND 1996
(Unaudited)

                                                       March 31
CASH FLOWS FROM OPERATING ACTIVITIES              1997         1996
Net (loss)                                     ($951,645)  ($1,465,660)
Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation & Amortization                   170,000      144,110
Stock issued for services                        381,393           --
Changes in assets and liabilities:
   Inventories                                   197,930        1,453
   Accounts and other receivables               (547,519)   (118,202)
Prepaid Expenses                                  (625)      (70,292)
   Accounts payable and accrued expenses        (234,318)    388,833
   Franchise and customer deposits               (37,083)    (46,187)
   Deposits                                         (255)    (2,469)
   Deferred location costs                       (10,104)    (3,200)

NET CASH FROM (USED IN) OPERATING ACTIVITIES  (1,032,226)   (1,171,614)

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                          (44,120)    (451,785)
   Net cash received from acquisition (Note 5)     2,737         --
   Net cash used for acquisition                 (48,660)        --
   Notes receivable                             (413,404)        --
   Change in other assets                           (812)        --

  NET CASH (USED IN) INVESTING ACTIVITIES      (504,259)       (451,785)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of debt                422,500        286,137
   Payments on debts                            (264,020)       (31,375)
   Loans from officers                            60,569         45,462
   Proceeds from issuance of common stock      1,274,381        383,500
Proceeds from issuance of preferred stock                       100,000
Payment of preferred stock dividends              --             (8,200)
   Payments ofobligation under capital lease      (6,018)        (5,331)

    NET CASH PROVIDED BY FINANCING ACTIVITIES   1,487,412        770,193

NET INCREASE (DECREASE) IN CASH                   (49,073)      (853,206)

   CASH AT BEGINNING OF PERIOD                   322,542       1,160,085

   CASH AT END OF PERIOD                         273,469         306,879

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the 9 months for interest       $49,670         $35,913
Cash paid during the 9 months for income taxes        $0             $0
Acquisitions were made for common stock- (Notes 4 & 5)

See notes to consolidated financial statements
                                   6

SIMS COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY FOR THE 9
MONTHS ENDING MARCH 31, 1997 (UNAUDITED)

                                   PREFERRED STOCK SUBSCRIBED
                                SERIES A            SERIES B
                           NUMBER OF             NUMBER OF
                           SHARES      AMOUNT    SHARES
AMOUNT
Balance - June 30, 1996    25,250     $265,000   10,000
$100,000

Net loss -9 months ended
March 31, 1997

Common stock issued for
investment Smartphone
(Note 4)

Common stock issued for
investment Link Technolo-
gies (Note 5)

Issuance of Common Stock
for Services

Issuance of Common Stock
for Cash (Ranging from $.50
to $.70 per share, net of
$165,439 expenses

Balance-March 31, 1997      25,250    $265,000  10,000    $100,000


                              COMMON STOCK
                                       ADDITIONAL     ACCUMU-
                 NUMBER OF             PAID IN        LATED
                 SHARES      AMOUNT    CAPITAL        DEFICIT
TOTAL

Balance-June 30,
1996            4,029,908     $403    $11,060,735  ($10,518,300)
$907,838

Net loss -9
months ended                                (951,645)     (951,645)
March 31, 1997
Common stock
issued for in-
vestment          400,000     40   199,960                    200,000
Smartphone
(Note 4)

Common stock
issued for in-
vestment          674,157       67   586,273                  586,340
Link Technologies
(Note 5)

Issuance of
Common Stock      200,000       20  155,873                    155,893
for Services

Issuance of
Common Stock    2,785,430      279  1,499,602                 1,499,881
for Cash
(Ranging from
$.50 to $.70
per share, net
of $165,439
expenses

Balance-March 31,
  1997         8,089,495      $809   $13,502,443 ($11,469,945) $2,398,307
          (Note 3)

              SIMS COMMUNICATIONS INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements


Note 1 - Organization and Significant Accounting Policies

Organization

Sims Communications Inc. and Subsidiaries (the Company) was incorporated in the State of Delaware on August 1, 1991 as a communication company.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual Filing Statement on form 10-KSB.

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

Inventories

Inventories consists primarily of automated cellular distribution centers (ACDC's), cellular phones, other communication equipment and Link Technologies " debit and calling card vending machines and equipment and POS materials (Note 5). This is recorded at the lower of cost or market determined by the first-in, first out method.

Property and Equipment

Property and equipment are recorded and depreciated over their estimated useful lives (5-7 years), utilizing the straight-line method. Expenditures for maintenance and repairs are charged to expense as incurred.


Organization Costs

Organization costs have been capitalized and are being amortized using the straight-line method over a five year period.

Net Gain / (Loss) Per Common Share

Gain/(Loss) per common share is based on the weighted average number of common shares outstanding during each of the respective periods. Common shares issuable upon exercise of the convertible preferred stock and common stock equivalents are excluded from the weighted average number of shares since the effect is dilutive.


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

Note 2- Notes and Loans Payable                          Mar. 31, 1997
Promissory note  payable at 10% interest  payable monthly,
commencing  Sept. 15, 1995.  Balance of principal is payable in full on September 30, 1997. As additional consideration, the
Company agrees to pay the note holder 15.5% of all profits
received through the Company's agreements with Commonwealth
Group International.                                        $310,348

Note payable -  principal and 11% interest payable
in monthly installments of $541 through June 14,
1998. Collateralized by equipment.                            7,761

Notes payable,  due Sept.  1997  principal
payable at  maturity (or convertible to common
stock), 8% interest.                                        162,500

Note payable - $5,000 principal plus interest
(prime +1%), payable monthly through October 1998            95,000

Note payable - principal and 7% interest, payable in monthly
installments of $2,000.                                      26,530

Note payable -  principal (non interest bearing) payable in
monthly installments of $1,500 through
June  2000.                                                  55,500
                                                          _________
                                                            657,639

                             Less: Current Maturities      (581,340)
                                Total Long Term            $ 76,299

Note 3 - Continuing Operations and Subsequent
Transactions

   The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. In prior years, the Company had been in the development state and did not begin earning significant revenues until the middle of fiscal year ended 1994. During the years ending June 1995 and June 1996 and continuing through the six months ended Dec. 1996, the Company continued to suffer recurring losses from operations. During the fiscal year ended June 30, 1995, the Company completed an initial public offering for $5.2 million. Currently, management has sold, at private placements, 2,445,430 shares of common stock for $ 1,471,800 from October 1996 through March 1997. However, cash flows, from operations may not be sufficient to meet future obligations of the company.

Note 4-Investment in Non Consolidated Subsidiary

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
    Cash                                    $  2,737
    Other current assets-fair value          342,234
   Non current assets -excl. intangibles    161,774
   Intangibles- Patents                      484,222
    Liabilities assumed-principally current (390,967)
           Net Assets Acquired               600,000

Deferred costs associated with Link
 acquisition                                $ 13,660


 Note 6-Stock Options

The company issued in the 9 months ended March 31 1997, 2,920,250 common stock options, under both its qualified and non qualified option plans, exercisable at $1.00 to $2.00. All options were exercisable at prices above fair market value and, as a result, no expense has been recognized.


The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No 123 "Accounting for Stock-based Compensation" (SFAS No. 123). Accordingly, no compensation cost has been recognized for stock options and
warrants granted.   Consistent with the disclosure-only provisions
of SFAS No. 123, the Company must provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair value based method defined in SFAS No. 123 had been applied.

The Company uses one of the most widely used option pricing models, the Black-Scholes model (the Model), for purposes of
valuing in stock option  grants.   The Model was developed for use
in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, it requires the input of highly subjective assumptions including the expected stock price volatility, expected dividend yields, the
risk  free  interest  rate  and  the expected   life.    Because
the  Company's   stock   options   have characteristics
significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the value determined by the Model is not necessarily indicative of the ultimate value of the granted options.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Results of Operation- Nine Months Ending March 31, 1997

Revenues during the nine month period ending March 31, 1997 increased from the comparable period in 1996 year due to the introduction and/or expansion of four programs which were recently introduced in an effort to diversify and broaden the Company's product and service mix. These programs are (i) cellular telephone activations, (ii) sale of pre-paid calling cards, (iii) sale of long distance telephone service and (iv) rental of cellular telephones using overnight courier service.

Revenues also increased as the result of a one-time licensing fee
($500,000) received pursuant to a License Agreement between the Company and Cancall Cellular Communications, Inc. (Cancall).

The activation program of cellular telephones for members of the Florida,
Louisiana, and Mississippi AAA clubs began in January 1996.   This
program allows a AAA member to receive a free cellular telephone if the member agrees to a one year cellular telephone service contract. The Company receives a commission for each activation.

Revenues from the rental of the of cellular telephones through ACDC units decreased during the quarter ending March 1997 as the Company closed certain ACDC locations that were not profitable.

As an alternative to sellilng ACDC units to franchises the Compnay has entered into various master licensing arrangements with third parties. These arrangements normally involve the single sale of 10 or more ACDC units for (i) a large location (such as an airport), (ii) part or all of a foreign country, or (iii) a specific region in the United States. During the nine months ending March 31, 1997 the Company sold a number of ACDC units to third parties under master licensing arrangements. As a result of credit terms extended by the Company with respect to certain of these sales, as of May 31, 1997 certain amounts were still owed to the Company for equipment sales made by the Company during the six months ended December 31, 1996.

Effective December 31, 1996 the Company acquired all the issued and out standing shares of Link International, Inc. ("Link"). Link manufactures and distributes machines which dispense prepaid calling cards and terminals which are used by merchants to perform a variety of transactions, including accepting credit cards and bank debit cards in payment for sales of merchan dise and services. The terminals manufactured by Link are sometimes referred to as "POS terminals". As a result of this acquisition, Link's revenue and expenses have been consolidated with those of the Company for the quarter ending March 31, 1997. During this quarter, Link's revenues from sales of equipment, prepaid calling cards and technical service were approximately $47,000, which amount excludes revenues attributable to the Licensing Agreement between the Company and Cancall. During the quarter ending March 31, 1997 Link's cost of sales accounted for 2.5% of the Company's consolidated cost of sales and Link's other expenses accounted for 16% of the Company's Operating Expenses.

In March 1997 the Company entered into a License agreement with Cancall whereby the Company provided Cancall with a license to operate and/or distribute the Company's ACDC units, as well as Link's prepaid calling card machines and POS terminals (collectively the "Products"). The License Agreement grants Cancall the exclusive right to operate and distribute the Products in Canada and Europe and in the United States on a non-exclusive basis. However, if Cancall does not purchase a minimum of 2,000 POS terminals for use in Europe between September 1, 1997 and January 1, 1999 then Cancall will lose its exclusive right to operate and distribute the Products in Europe. In consideration for the rights granted pursuant to the Licensing Agreement, Cancall agreed to pay the Company $500,000 which amount is either payable in cash or in equivalent shares of the Class B Preferred shares of Cancall. The Class B Preferred shares can be converted into the common stock of Cancall on the basis of 1.6 shares of Cancall's common stock for each share of Cancall's Class B Preferred stock. Any common shares of Cancall issued upon the conversion of the Class B Preferred shares may not be sold until March 1998 or such other date as determined by the Vancouver Stock Exchange. As of June 2, 1997 the closing bid and asked price of Cancall's common stock (in Canadian dollars) were $0.35 and $0.40 respectively. As of June 3, 1997 the Company had not received any shares of Cancall's Class B Preferred shares nor any cash from Cancall in payment of the licensing fee. The Licensing Agreement also requires Cancall to purchase a certain number of ACDC units and POS terminals from the Company.

Income from franchise operations is no longer significant since the Company discontinued its franchise operations during 1995.

The increase in Cost of Sales during the nine month period ending March 31, 1997 reflects the expansion of the Company's cellular telephone rental, cellular telephone activation and long distance telephone programs.

Operating Expenses increased primarily due to recording as an expense the value of shares of the Company's common stock issued to employees and consultants in consideration for services rendered to the Company.

Liquidity and Sources of Capital

During the nine month period ending March 31, 1997 the Company's operations used $1,032,226 of cash. In order to fund this deficit, the Company sold shares of its common stock in private placements and borrowed funds from private lenders.

The Company does not have any available credit, bank financing or other external sources of liquidity. Due to historical operating losses, the Company's operations have not been a source of liquidity. In order to obtain capital, the Company plans to sell additional shares of its common stock or borrow funds from private lenders. During the next twelve months the Company will need capital to fund its operations, repay outstanding debt and fund receivables and inventory balances.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SIMS COMMUNICATIONS, INC.

                              By:  /s/ Mel Leiner
                                   Mel Leiner President

                              By:  /s/ Bruce Schames
                                   Bruce S. Schames
                                   Chief Financial Officer
Date:     May 30, 1997