Form 10QSB/A
period 1996-12-31
SIMS COMMUNICATIONS INC
filed 1997-06-12
CIK 907127

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549
                                __________

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

SIMS COMMUNICATIONS, INC.
CONSOLIDATED FINANCIAL STATEMENTS                      Page

Consolidated Balance Sheets at
     December 31 1996 and June 30, 1996                  3
Consolidated Statements of Income for the Three and
     Six Months Ended December 31, 1996 and 1995.        5
Consolidated Statement of Cash Flows for the
     Six Months Ended  December  31, 1996 and 1995.      6
Consolidated Statement of Stockholders' Equity
     for the Six Months Ended December 31, 1996.         7
Notes to Consolidated Financial Statements.              8

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.  12

Part 11.  Other Information                             13

SIMS COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                    DECEMBER 31,       JUNE 30,
                                       1996             1996
                                    (Unaudited)       (Audited)
                     ASSETS
CURRENT ASSETS
 Cash and cash equivalents           $274,467           $322,542
 Accounts Receivables net of
  $10,000 allowance                   383,619            359,532
 Inventories                        1,084,246          1,059,637
 Prepaid expenses                      59,904             58,904
 Notes Receivable, current portion    220,205            182,637
                                    ---------          ---------
      Total Current Assets          2,022,441          1,983,252

PROPERTY AND EQUIPMENT
 Property & Equipment               1,592,140          1,393,096
 Less Accumulated Depreciation        430,939            321,245
                                    ---------          ---------
 Net Property & Equipment           1,161,201          1,071,851

OTHER ASSETS
 Notes receivables                    578,790            201,363
 Minority Investment (Note 4)         200,000              ---
 Deferred location costs               40,826             38,100
 Deposits                              14,016             13,761
 Patents- net (Note 5)                484,222              ---
 Organization Costs -net and
  Other Assets                         19,750              4,045
                                    ---------          ---------
     Total Other Assets             1,337,604            257,269

                                    ---------          ---------
     Total Assets                  $4,521,246         $3,312,372
                                   ==========         ==========

                                        DECEMBER 31,       JUNE 30,
                                            1996             1996
                                        (Unaudited)       (Audited)
  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable and accrued expenses   $1,268,170         $804,231
 Bank line of credit                        250,000          250,000
 Current obligations under capital lease      3,806            6,148
 Current maturities of long term debt
  (Note 2)                                  445,887          407,666
Loans from stockholders/officers             56,832            ----
Franchise deposits and customer deposits    828,762          875,263
                                         ----------         --------
          Total Current Liabilities       2,853,457        2,343,308

LONG TERM LIABILITIES
 Long term debt (Note 2)                    104,836           59,048
Obligations under capital leases              2,178            ----
                                         ----------        ---------
          Total Long Term Liabilities       104,836           61,226
                                         ----------        ---------
          Total Liabilities               2,958,293        2,404,534

STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock Series A & B $.001 par
  value, 300,000 & 100,000 shares
  uthorized, no shares issued or
  outstanding.                                ----            ----
 Preferred stock subscribed, 124,250
  shares                                   365,000         365,000
 Common stock $.0001 par value
  40,000,000 shares authorized:                667             403
  6,676,925 Shares issued and outstanding
  December 1996 and 4,029,908 shares June
  1996 (Note 3)
 Additional Paid In Capital             12,692,872      11,060,735
 Accumulated Deficit                   (11,495,586)    (10,518,300)
                                       ------------    ------------
         Total Stockholders Equity       1,562,953         907,838
                                       ------------    ------------
         Total Liabilities and Stock-
          holders' Equity               $4,521,246      $3,312,372
                                        ===========     ==========

See notes to consolidated financial statements

SIMS COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended December 31, 1996 and 1995
(Unaudited)
                                Three Months Ended      Six Months Ended
                                     Dec 31,                Dec. 31,
                                1996          1995       1996        1995
Revenues
Equipment & Other             $181,451      $30,764     $488,907   $67,669
Activations                    473,107       36,534    1,014,247    36,534
Rental                         222,454      112,062      568,700   205,768
Calling Card & Long Distance   158,785        ----       159,711     ----
                              --------      -------    ---------   -------
     Total Revenues          1,035,797      179,360    2,231,565   309,971

Cost of Sales                  620,879      132,944    1,508,331   226,260
                             ---------      -------    ---------   -------

     Gross Profit              414,918       46,416      723,234    83,711

Operating Expenses
General & Administrative       257,130      466,375      613,381   923,339
Depreciation and Amortization   49,996       45,664      107,992    90,253
Interest - net                  12,595       14,353       24,923    19,121
Selling & Marketing            247,328      130,016      545,763   295,858
Stock Based Compensation/
 Services                      381,393         ---       381,393      ---
Research & Development          25,571       59,900       27,068    99,681
                              --------      -------      -------    ------
       Total Expenses          974,013      716,308    1,700,520 1,428,252
                              --------      -------    --------- ---------
Income/(Loss) Before Income
 Taxes                       $(559,095)   $(669,892) $(977,286) $(1,344,541)
                             ---------    ----------  --------   ----------
Income Tax Expense               --            --         --           --
                             ---------    ----------  --------   ----------
       Net Income/(Loss)     $(559,095)   $(669,892) $(977,286) $(1,344,541)
                               ========    =========  ========    =========
Preferred Stock Dividends        $0            $0        $0         $8,200

Net Income/(Loss) Per Common
 Share                          $(.10)       $(0.33)   $(0.22)     $(0.66)
                               ========    =========   =======     =======
Weighted Average Common
Shares Outstanding           5,404,411     2,079,375  4,498,814  2,036,158
                             ==========    =========  =========  =========

SIMS COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDING DECEMBER 31, 1996 AND 1995
(Unaudited)

                                                   December 31,
CASH FLOWS FROM OPERATING ACTIVITIES           1996             1995
Net (loss)                                  ($977,286)      ($1,344,541)
Adjustments to reconcile net loss to
 net cash used in operating activities:
    Depreciation & Amortization               107,992            90,253
Stock issued for services                     381,393               --
Changes in assets and liabilities:
 Inventories                                  283,817           (35,056)
 Accounts and other receivables               (27,847)          (23,676)
 Prepaid Expenses                             (26,000)          (27,527)
 Accounts payable and accrued expenses        165,416           178,559
 Franchise and customer deposits              (46,501)          (62,286)
 Deposits                                        (255)           (7,620)
                                              --------          --------
NET CASH FROM (USED IN) OPERATING
 ACTIVITIES                                  (139,271)       (1,231,894)

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                         (33,612)         (195,467)
 Net cash received from acquisition (Note 5)    2,737              --
 Net cash used for acquisition                (35,000)             --
 Notes receivable                            (377,427)             --
 Change in other assets                       (20,386)             --
                                             ---------          --------

NET CASH (USED IN) INVESTING ACTIVITIES      (463,688)         (195,467)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of debt               260,000           211,137
 Payments on debts                           (208,436)          (13,748)
 Loans from officers                           56,832              --
 Proceeds from issuance of common stock       451,008           383,500
 Payment of preferred stock dividends          (8,200)             --
 Payments of obligation under capital lease    (4,520)           (3,509)
                                             ---------          --------
 NET CASH PROVIDED BY FINANCING ACTIVITIES    554,884           569,180
                                             ---------          --------
 NET INCREASE (DECREASE) IN CASH              (48,075)         (858,181)

 CASH AT BEGINNING OF PERIOD                  322,542         1,160,085
                                              --------        ----------
 CASH AT END OF PERIOD                        274,467           301,904
                                              ========        ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
 Cash paid during the 6 months for interest   $32,161           $26,527
 Cash paid during the 6 months for income
   taxes                                        $0                $0

Acquisitions were made for common stock - (Notes 4 & 5)

See notes to consolidated financial statements

SIMS COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED STAEMENT OF STOCKHOLDER'S EQUITY
FOR THE 6 MONTHS ENDING DEC. 31, 1996
(UNAUDITED)

                                 PREFERRED STOCK SUBSCRIBED
                            SERIES A                 SERIES B
                       NUMBER OF                NUMBER OF
                       SHARES      AMOUNT       SHARES      AMOUNT

Balance - June 30,     25,250      $265,000     10,000      $100,000
  1996

Net loss - 6 months
  ended Dec. 31, 1996

Common stock issued for
  investment Smartphone
  (Note 4)

Common stock issued for
  investment Link Tech-
  nologies (Note 5)

Issuance of Common
  Stock for Services

Issuance of Common
  Stock for Cash
  (Ranging from $.50
  to $.70 per share,
  net of $73,989
  expenses

Balance - December 31,    25,250   $265,000     10,000     $100,000
  1996

                                  COMMON STOCK
                                          ADDITIONAL
                    NUMBER OF             PAID IN     ACCUMULATED
                    SHARES      AMOUNT    CAPITAL     DEFICIT         TOTAL

Balance-June       4,029,908    $403     $11,060,735 ($10,518,300)  $907,838

Net loss - 6 months                                      (977,286)  (977,286)
 ended Dec. 31,
 1996

Common stock issued  400,000      40        199,960                  200,000
  investment Smartphone
  (Note 4)

Common stock issued  674,157      67        599,933                  600,000
 for investment Link
 Technologies (Note 5)

Issuance of Common   480,000      48        381,345                  381,393
  Stock for Services

Issuance of Common  1,092,860    109        450,899                  451,008
 Stock for Cash
 (Ranging from $.50
 to $.70 per share,
 net of $73,989
 expenses

Balance - December  6,676,925   $667    $12,692,872 ($11,495,586) $1,562,953
 31, 1996

            SIMS COMMUNICATIONS INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements


Note 1 - Organization and Significant Accounting Policies

Organization

Sims Communications Inc. and Subsidiaries (the Company) was incorporated in the State of Delaware on August 1, 1991 as a communication company.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual Filing Statement on form 10-KSB.

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


Note 2- Notes and Loans Payable                         Dec. 31,1996
Promissory note  payable at 10% interest  payable
monthly, commencing  Sept. 15, 1995.  Balance of
principal is payable in full on March 27, 1997.  As
additionalconsideration, the Company agrees to pay
the note holder 15.5% of all profits received through
the Company's agreements with Commonwealth Group
International.                                            $310,348

Note payable -  principal and 11% interest payable in
monthly installments of $541 through June 14, 1998.
Collateralized by equipment.                                 9,384

Notes payable,  due Jan 28  1997  plus 9% interest           6,032

Notes payable -$5,500 principal plus 8.5% interest
payable monthly through April 1997.                         21,015

Note payable - $5,000 principal plus interest (prime
+1%), payable monthly through October 1998                 110,000

Note payable - principal and 7% interest, payable in
monthly installments of $2,000.                             32,444

Note payable -  principal (non interest bearing) payable
in monthly installments of $1,500 through June  2000.       61,500
                                                           -------
                                                           550,723

                        Less:
                        Current Maturities                (445,887)
                                                          ---------
                        Total Long Term                  $ 104,836


Note 3 - Continuing Operations and Subsequent
Transactions

 The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. In prior years, the Company had been in the development state and did not begin earning significant revenues until the middle of fiscal year ended 1994. During the years ending June 1995 and June 1996 and continuing through the six months ended Dec. 1996, the Company continued to suffer recurring losses from operations. During the fiscal year ended June 30, 1995, the Company completed an initial public offering for $5.2 million. Currently, management has sold, at private placements, 2,445,430 shares of common stock for $ 1,471,800 from October 1996 through February 1997. However, cash flows, from operations may not be sufficient to meet future obligations of the company.


Note 4-Investment in Non Consolidated Subsidiary

In September 1996, the company acquired a 10% minority investment in Smartphone, Inc. (a company that sells a debit cellular telephone) from Sims management at their original cost basis.
This was effected by the issuance of 400,000 shares of common stock .This investment is recorded under the cost method.

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

      Cash                                           $     2,737
      Other current assets-fair value                    342,234
      Non current assets -excl. intangibles              161,774
      Intangibles-Patents                                484,222
      Liabilities assumed-principally current          ( 390,967)
                                                       ---------
           Net Assets Acquired                           600,000

Deferred costs associated with Link acquisition       $ 13,660


 Note 6-Stock Options

The company issued in the 3 months ended December 31 1996, 2,920,250 common stock options, under both its qualified and non qualified option plans, exercisable at $1.00 to $2.00. All options were exercisable at prices above fair market value and, as a result, no expense has been recognized.


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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Results of Operation-Three Months and Six Ending December 31, 1996

During the three month and six month periods ended December 31,1996, total revenues increased versus the comparable periods of last year due largely to new and expanded programs. Total revenues for the three month period were $ 1,035,797 as compared to 1995 revenues of $179,360. The market test for calling cards sales has proven very successful and a rollout to other Alamo locations in being implemented.

Hands on telephone rentals at car rental sites, (initiated in January 1996) continues to contribute the majority of rental income for the three and six months ended December 31, 1996. Cellular telephone rentals through ACDC units have declined as the company is restructuring the operations to more profitable locations. Rental of cellular telephones using overnight courier service also increased versus last year.

Franchise royalties declined, which is in line with the company's program of reserving most new rental locations for its own use and reacquiring franchises.

The cellular telephone activation program (initiated at the end of 1995) has expanded significantly, with 2nd quarter
1996 revenues of  $473,107 vs. $36,534 for the 1995 quarter.
Continued profitable activations and growth in this activity is forecast.

Cost of sales for the three and six months ending December 31, 1996 were higher due to increases in: the company's total rental operations, cellular telephone activations and a higher level of ACDC & equipment sales. Profit margins are high on the calling card and long distance business since revenues are largely on a commission basis.

Selling and marketing expense are higher, to support the expansion of the rental and activation businesses. General and administrative expenses decreased due to cost controls and increased emphasis on selling/marketing. Research and develop spending has been deferred and some operating expenses were paid with common stock to preserve cash.

Liquidity and Sources of Capital

During the six months ended December 31, 1996, the company's cash requirement of $487,901 (net loss adjusted for non cash depreciation and stock issued for services) was primarily funded by $ 451,008 in proceeds from common stock. The increase in accounts receivable and reduction in inventories reflects
ACDC unit and equipment sales.

The $1,231,894 operating cash shortfall for the comparable 1995 period was funded by a reduction in cash, and proceeds from stock and debt placement.

Due to current operating losses, the Company's operations are not a source of liquidity. In order to obtain capital, the company sold, since December 1996 an additional private placement of 1,352,570 shares of common stock for $ 946,800.

The company, in September 1996, acquired a 10% ownership in Smartphone Inc., a debit cellular telephone company for 400,000 shares of common stock.

Link Technologies Inc. was acquired at Dec. 31, 1996 for the issuance of 674,157 shares of stock (Note 6). Link is in the calling card and countertop debit card POS vending unit business.

                        SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SIMS COMMUNICATIONS, INC.



                              By:_/s/ Mel Leiner___________
                                   Mel Leiner,
                                    President

                              By:_/s/ Bruce Schames_______
                                   Bruce Schames,
                                    Chief Financial Officer

Date:     May 30, 1997