Form 10KSB
period 1997-06-30
SIMS COMMUNICATIONS INC
filed 1997-10-14
CIK 907127

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB
(Mark One)

(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 1997
                                      OR
( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

Commission File No. 0-25474

                                  SIMS COMMUNICATIONS, INC.
                (Name of Small Business Issuer in its charter)

                Delaware                                  65-0287558
         (State of incorporation)                        (IRS Employer
                                                       Identification No.)
      3333 S. Congress Avenue, Suite 401
           Delray Beach, Florida                             33445
    (Address of Principal Executive Office)                Zip Code

Registrant's telephone number, including Area Code: (407) 265-3601 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                                 Common Stock
                               (Title of Class)

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the most recent fiscal year were $4,730,112.

The aggregate market value of the voting stock held by non-affiliates of the registrant, (7,744,203 shares) based upon the average bid and asked prices of the Registrant's Common Stock on October 10, 1997, was approximately $7,800,000.

As of September 30, 1997 the Company had 9,276,995 issued and outstanding shares of common stock.

ITEM 1.  DESCRIPTION OF BUSINESS

         SIMS Communications, Inc. (the "Company") was incorporated in Delaware on August 15, 1991 to design and market a computerized system which provides unattended rental of cellular telephones through a stand-alone dispensing station. The Company's system, known as an Automated Communications Distribution Center ("ACDC"), was designed to serve the needs of traveling sales people, convention and seminar participants, and anyone else who is temporarily away from normal communications facilities and needs to maintain contact with an office or home while traveling.

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

         At September 30, 1997, the Company had 18 ACDC units in operation and the Company's only remaining franchisee had five ACDC's in operation. The ACDC units operated by the Company were located at car rental agencies (9 units) and certain AAA Club offices (9 units).

         Since 1996 the Company has introduced four additional programs in an effort to diversify and broaden the Company's product and service mix: (i) cellular telephone activations, (ii) sale of pre-paid calling cards, (iii) sale of long distance telephone service and (iv) rental of cellular telephones using overnight courier service.

         Effective December 31, 1996 the Company acquired all the issued and outstanding shares of Link International, Inc. ("Link"). Link manufactures and distributes machines which dispense prepaid calling cards and terminals which are used by merchants to perform a variety of transactions, including accepting credit cards and bank debit cards in payment for sales of merchandise and services. Unless otherwise indicted, all references to the Company's business and operations included the business and operations of Link.

         In June 1995 the shareholders of the Company approved a 2 for 1 forward split of the Company's Common Stock. In February 1996 the shareholders of the Company approved a 1 for 10 reverse split of the Company's Common Stock.
Accordingly, all historical share data in this report have been adjusted to reflect this stock split.

         The Company's executive offices are located at 3333 S. Congress Avenue, Suite 401, Delray Beach, Florida 33445. The Company's telephone number is (561) 265-3601.

Link International Technologies, Inc.

         Effective December 31, 1996, the Company acquired Link International Technologies, Inc. ("Link") in consideration for the issuance of 674,157 shares of the Company's Common Stock. For financial statement purposes the acquisition was accounted for under the purchase method and the assets acquired from Link (net of liabilities) were valued by the Company at approximately $600,000.

         Link has developed a series of state-of-the art pre-paid long distance telephone card dispensing machines which allow for payment with bank debit cards, credit cards or cash.

         Link has developed and patented certain technologies which provide unique features for its phone card vending machines. The first and most important feature is that LINK's machine is the only vending machine in the market which can individually activate prepaid phone cards (or other "value stored" cards, including chip-embedded "smart" cards) at the point of sale. All prepaid phone cards stored in LINK's machines are "dead" (i.e. "inactive") until each one is individually activated once cash is recieved or a customer's credit or debit card has been accepted by the machine and sucessfully processed. This patented device, using a proprietary bar code technology, eliminates the risk of fraud or theft as well as the need for large capital investment which is required by other machines that dispense only pre-activated (or "live") cards. The machines can be operated either by direct telephone line or wireless technology, at the option of the customer. Second, although LINK's machines accept cash and credit cards, Link's machines are the only vending devices that requires the customer to use personal identification number when purchasing prepaid phones cards with a bank debit card. This particular feature serves to eliminate the expense (ie. "charge backs") to the merchant for mistakingly accepting fraudulent or stolen credit cards.

         Link has designed two versions of its prepaid telephone card machine. Its first product (introduced in 1995) is a full sized stand-alone vending machine which is used in locations where size is not important and where the machine's lighted billboard signage is desired for advertising. Typical locations include check cashing locations, office product stores, motels, airports, universities, and other high traffic locations. This machine, with six vending slots and a thermal graphic printer, offers other sales opportunities to the merchant such as recharging cellular phone time, dispensing promotional coupons, dispensing prepaid gas cards for service station chains, and selling and dispensing tickets for concerts, sporting events, lotteries, ski lifts, and the like. Although capable of dispensing a variety of products, Link has decided to concentrate heavily on the market for prepaid telephone cards and plans to market this machine to large regional accounts and chains.

    In order to appeal to locations where pay telephones are clustered for large scale use (such as airports, higher end hotels, stadiums, etc.), Link has designed a second, smaller version of its machine (scheduled to be introduced in 1997) which fits inside the stainless steel cabinets used at such locations to house standard pay telephones. All major hardware is subcontracted and virtually snaps into place allowing this miniature dispensing machine to be moved and installed in under 30 minutes by one individual. The location for the machine needs only electrical power and a telephone line. The machine requires very little maintenance and can be connected to an on-line computer in order to monitor sales, cash on hand and inventory requirements.

         Link's phone card machines can also be used to dispense other items such as:

    - pre-paid gasoline cards
    - smart chip cards
    - coupons
    - stamps
    - sporting, theatrical and other event tickets

         Link has also developed a counter top credit Point-of-Sale ("POS") transaction terminal, primarily for use in the sale of goods and services. This terminal, which accepts bank debit cards as well as major credit cards includes the capability of pre-paid long distance phone card activation, customer frequency programs, check guarantee and pre-paid cellular time activation. The POS transaction terminal uses the same technology and host reporting as Link's phone card dispensing machines. The Company plans to market POS terminals to smaller stores, most of which do not have point-of-sale debit card capability. The Company began marketing Link's POS transaction terminals in August 1997.

         See Item 6 of this report for information concerning Link's revenues for the year ending June 30, 1997.

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

         For the ACDC units located at car rental agencies, a Company employee staffs a counter adjacent to the rental car counter. Rather than dispensing cellular telephones through an ACDC unit, the Company employee at the counter handles all cellular telephone rentals for persons wanting to rent cellular telephones. Standard ACDC units are available at these locations for customers wanting to rent a cellular telephone during off-peak hours. Rentals from staffed locations accounted for approximately 90% of the Company's revenues from cellular telephone rentals from ACDC units during the year ending June 30, l997. In January 1996 the Company began renting cellular telephones from ACDC units installed at certain AAA Club offices in Florida and Louisianna.

         At September 30, l997, the Company had 18 ACDC units in operation and the Company's only franchisee had five ACDC's in operation. The ACDC units operated by the Company were located at car rental agencies (9 units) and certain AAA Club offices (9 units).

         As an alternative to selling additional franchises the Company has entered into various master licensing arrangements with third parties. These arrangements normally involve the single sale of 10 or more ACDC units for (i) a large location (such as an airport), (ii) part or all of a foreign country, or
(iii) a specific region in the United States. As of June 30, l997 the Company had sold thirty ACDC units to third parties under master licensing arrangements, resulting in gross revenues of approximately $664,000, and had sold 10 ACDC units to a corporation affiliated with certain officers and directors of the Company for $150,000. Although all of these sales occurred prior to December 3l, l996, as a result of credit terms extended by the Company, approximately $793,000 was still owed to the Company as of June 30, l997 for these equipment sales. See "Management - Transactions with Related Parties".

 Overnight Cellular Telephone Rentals

         In January 1996 the Company initiated its overnight cellular telephone rental program which provides for the delivery of cellular telephones anywhere in the United States through Federal Express overnight service. Customers include Florida, Louisiana and Mississippi AAA members, employees of Nike Corporation and ESPN, and Alamo Rent-a-Car customers. The Company also supplies cellular telephones for special events such as Superbowl XXIX and XXX. A person wanting to rent a cellular telephone through this service calls the Company's toll free telephone number to arrange for the short-term rental of a cellular telephone. The Company ships the cellular telephone via Federal Express to the address designated by the customer, together with a Federal Express box addressed to the Company. When the customer no longer needs the cellular telephone, the customer returns the telephone to the Company by means of Federal Express. This program generated approximately $215,000 in revenue during the year ending June 30, 1997. The Company believes that revenues from this program will increase as more potential customers become aware of this service.

Cellular Telephone Activation

         In January 1996 the Company began offering its cellular telephone activation program to members of the Florida, Louisiana and Mississippi AAA Clubs. This program allows a AAA member to receive a free cellular telephone if the member agrees to a one year service contract with a cellular telephone carrier. The Company is paid a commission for each service contract signed by a AAA member. During the year ending June 30, 1997 the Company activated over 5,400 cellular phones. This program generated about 38% of the Company's fourth quarter revenue and operated at a gross profit of approximately $527,000 for the year ending June 30, 1997. The AAA Clubs in Florida, Louisiana and Mississippi Clubs have approximately 1.2 million members. The Company anticipates broadening this service to other AAA clubs.

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

Research and Development

         During the years ending June 30, 1995, 1996 and l997, the Company spent approximately $89,000, $134,000 and $35,000, respectively, on research and development. Research and development expenditures pertained to the design, development and testing of enhancements to Link's Point-Of-Sale transaction terminals.

Franchise Operations

         Prior to 1996 the Company operated ACDC units for its own account and also sold franchises which provided third parties the right to operate ACDC units at various franchised locations.

         The Company's first ACDC units became operational in September 1993. In August 1995, the Company had 50 ACDC units in operation and the Company's franchisees (13 in total) had 28 ACDC's in operation.

         During 1995 the Company discontinued the sale of new franchises. The Company's decision in this regard was based in part on the Company's desire to retain more ACDC units for its own use and to decrease the expenses associated with selling franchises and servicing franchisees. As of September 30, 1997 only one Company franchisee was operating ACDC units.

         Instafone of California, one of the Company's former franchisees, had previously paid the Company $1,000,000 for deposits of ACDC units and franchises. Instafone of California is no longer in the business of renting cellular telephones and has advised the Company that it wants a refund of the deposits paid to the Company. The Company is attempting to negotiate a settlement with Instafone of California concerning this matter. The amounts recieved by the Company for equipment and franchise deposits as of June 30, 1997 represented 90% of the total amounts recorded by the Company as a liability for franchise and customer deposits on such date. See "Litigation"

Patents

         The United States Patent and Trademark Office has issued the Company a patent for the design of the cabinet which houses the Company's ACDC Units. Since the Company's design patent covers only the external design of the ACDC cabinet, certain other aspects of the ACDC system could be duplicated by competitors. The Company has also been granted a patent covering certain aspects of its prepaid phone card dispensing machines. See "Risk Factors."

Competition

         The Company competes with numerous other companies engaged in the rental and activation of cellular telephones, the sale of prepaid long distance calling cards, the resale of long distance telephone service, and the sale of point-of-sale terminals. Many of these competitors have greater financial and marketing resources than those of the Company.

Sales and Marketing

         Organizations such as AAA travel clubs and credit unions continue to be the Company's primary market for cellular telephone activation, cellular telephone rentals and sales of prepaid calling cards and long distance service.

         The Company plans to market it's prepaid calling-card dispensing machines and it's ACDC units to major corporations with significant customer bases consisting primarily of business and recreational travelers. The Company markets it's Point-Of-Sale transaction terminals to small retail locations such as convenience stores and gasoline stations.

         The Company uses through trade shows, database marketing, direct mail, and sales brochures to market its products.

Employees and Offices

         As of September 30, 1997, the Company employed thirty-six persons on a full-time basis. Nineteen employees serve in management or administrative capacities, and the remainder are hourly workers in the Company's operations. None of the Company's employees are covered by a collective bargaining agreement. The Company has never experienced an organized work stoppage, strike or labor dispute. Management considers the Company's relations with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company occupies office, shipping and repair facilities consisting of approximately 8,000 square feet in Delray Beach, Florida. These facilities are leased at an annual rental of $80,724 pursuant to a lease which expires on February 28, 1998.

         Link leases a 7,000 square foot production and office facility in Tampa, Florida at an annual rent of $35,000. The lease on this facility expires in June 2002. Link's administrative and sales offices are located in Irvine, California and consist of 1600 square feet of space which are leased at an annual rent of $18,000. This lease on the space expires in February 1998.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any pending legal proceedings. The Company's California franchisee has demanded that the Company purchase this franchise, as well as the franchisee's ACDC units, for approximately $1,000,000. The Company is currently negotiating the terms of this acquisition with the franchisee. If the Company and the franchisee cannot reach an agreement as to the acquisition of the franchise, the franchisee has indicated that it intends to file suit against the Company for breach of the franchise agreement. As of June 30, 1997 the Company had a liability of $770,000 for franchise and equip-ment deposits paid by this franchisee to the Company.

         The Company is a defendant in a lawsuit filed in Palm Beach County, Florida. The plaintiff in this lawsuit seeks damages in excess of $3,800,000 for breach of contract. The Company has filed an Answer and has asserted various affirmative defenses denying the plaintiff's claims.

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

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of September 30, 1997, there were approximately 800 beneficial owners of the Company's Common Stock, Series A Warrants and Series B Warrants. The Company's Common Stock is traded on the National Association of Securities Dealers Automatic Quotation ("NASDAQ") System. Set forth below are the range of high and low bid quotations for the periods indicated as reported by NASDAQ. The market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The Company's Common Stock and Warrants began trading in February 1995. The Company's Warrants have not traded since January 1997. The market quotations have been adjusted to reflect a two for one forward stock split, which was effective in June 1995 and a 1 for 10 reverse stock split which was effective in March 1996.


                                                                  Quarter
 Series A        Series B
      Ending                Common Stock       Warrants            Warrants
                            High      Low     High     Low      High      Low

      3/31/95              $45.00   $20.00    $1.62    $0.70    $1.03     $0.44
      6/30/95              $31.90   $23.80    $2.46    $2.00    $2.25     $1.18

      9/30/95              $23.75   $ 5.00    $4.06    $1.87    $3.43     $1.25
          12/31/95         $ 7.81   $ 1.87    $3.75    $0.31    $2.50     $0.31
      3/31/96              $ 4.68   $ 0.93    $0.93    $0.03    $0.93     $0.03
      6/30/96              $ 1.78   $ 1.00    $0.09    $0.03    $0.06     $0.01

      9/30/96              $ 1.34   $ 0.50    $0.09    $0.03    $0.06     $0.03
           12/3l/96        $ 1.12   $ 0.66   $ 0.03     *      $ 0.03      *
      3/31/97              $ 1.94   $ 0.86   $ 0.03     *      $ 0.03      *
      6/30/97               $2.81    $1.03     *        *        *         *


* -No quotation

         Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefor and, in the event of liquidation, to share pro rata in any distribution of the Company's assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. The Company has not paid any dividends on it's Common Stock and the Company does not have any current plans to pay any Commmon Stock dividends.

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

Statement of Operations Data:

                                         Years Ended June 30,

                                l997           1996          1995
Revenue                     $4,730,112       2,607,879       696,909
Cost of Sales               (2,861,421)     (1,686,188)     (607,509)
Operating and other
Expenses                    (4,657,587)     (4,645,197)   (2,540,512)

Net (Loss)                  (2,788,896)    $(3,723,506)  $(2,451,112)

Net (Loss) per Share            $(0.42)         $(1.56)       $(1.43)

Weighted Average
 Number of Shares
 Outstanding                6,667,291       2,384,055              1,716,580

Balance Sheet Data:
                                                   June 30,
                                   l997               1996             1995

Current Assets                 $2,006,289         $ 1,983,252        2,657,070
Total Assets                   $5,544,173          $3,312,372        3,616,793
Current Liabilities            $3,630,430          $2,343,308        1,438,465
Total Liabilities              $3,716,349          $2,404,534        1,608,819
Working Capital (Deficit)     $(1,624,141)          $(360,056)       1,218,425
Shareholders Equity            $1,827,824            $907,838        2,700,974

No Common Stock dividends have been declared by the Company since its inception.

Results of Operations

         The following table shows the percentage of the Company's gross revenues by category for the periods indicated, as well as the anticipated revenue percentage from each category for the year ending June 30, 1998.

                                         Percent of Gross Revenues
                                                                 ,
                                       Years Ending               Year Ending
                                  June 30,  (Projected)(1)
June 30, 1998
                                  1995    1996         l997

   A.1  Income from Company
        owned and operated
        ACDC units.                17%      30%      15%                4%

   A.2  Rental of cellular
        telephones directly
        from Company.              12%       3%       4%                2%

   B.   Initial franchise fees.     7%      --       --                --

   C.   Royalties from fran-
        chisees.                   14%       1%      --                --

   D.   Sale of ACDC units,
         and related
         equipment.                48%      29%      25%                2%

   E.   Fees paid by cellular
        telephone companies for
        activation of cellular
        telephones                  1%      32%      38%               20%

   F.   Sale of prepaid calling
        cards.                     --       --        5%                6%

   G.   Sale of long distance
        telephone service.         --       --        1%                6%

   H.   Revenues from Link
        International              --       --       12%               58%

   I.   Miscellaneous Income        1%       5%      --                --

(l) There can be no assurance that these percentages will not change significantly based upon events which may not be within the Company's control. Projected revenues for the year ending June 30, l998 constitute a forward-looking statement which is subject to risks and uncertainties which could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include lack of adequate funding, loss of major customers and inability to meet sales projections. The Company undertakes no obligation to publicly release any revision to these forward-looking statements which may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

        Prior to 1996 the Company operated ACDC units for its own account and also sold franchises which provided third parties the right to operate ACDC units at various franchised locations. The Company's first ACDC units became operational in September l993. In August 1995, the Company had 50 ACDC units in operation and the Company's franchisees (13 in total) had 28 ACDC's in operation. During 1995 the Company discontinued the sale of new franchises. The Company's decision in this regard was based in part on the Company's desire to retain more ACDC units for its own use and to decrease the expenses associated with selling franchises and servicing franchisees. As of September 3, 1997 only one Company franchisee was operating ACDC units. At September 30, 1997, the Company had 18 ACDC units in operation and the Company's only remaining franchisee had five ACDC's in operation.

        Since 1996 the Company has introduced four additional programs in an effort to diversify and broaden the Company's product and service mix: (i) cellular telephone activations, (ii) sale of pre-paid calling cards, (iii) sale of long distance telephone service and (iv) rental of cellular telephones using overnight courier service. See Item 1 of this report.

        Effective December 31, 1996, the Company acquired Link International Technologies, Inc. in consideration for the issuance of 674,157 shares of the Company's Common Stock. See Item 1 of this report and the discussion below of the Company's results of operations for the year ending June 30, 1997.

Year Ending June 30,l997

        Revenues during the year ending June 30, 1997 increased from the comparable period in 1996 year due to the introduction and/or expansion of four programs which were recently introduced in an effort to diversify and broaden the Company's product and service mix. These programs are (i) cellular telephone activations, (ii) sale of pre-paid calling cards, (iii) sale of long distance telephone service and (iv) rental of cellular telephones using overnight courier service.

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

        Revenues from the rental of cellular telephones through ACDC units decreased during the year ending June 30,1997 as the Company closed certain ACDC locations that were not profitable.

        As an alternative to selling ACDC units to franchises the Company has entered into various master licensing arrangements with third parties. These arrangements normally involve the single sale of 10 or more ACDC units for (i) a large location (such as an airport), (ii) part or all of a foreign country, or (iii) a specific region in the United States. As of June 30, 1997 the Company had sold 30 ACDC units to third parties under master licensing arrangements, resulting in gross revenues of approximately $664,000, and had sold 10 ACDC units to a corporation affiliated with certain officers and directors of the Company for $150,000. Although all of these sales occurred prior to December 31, 1996, as a result of credit terms extended by the Company approximately $793,000 was still owed to the Company as of June 30, 1997 for these equipment sales.

        Effective December 31, 1997 the Company acquired all the issued and outstanding shares of Link International, Inc. ("Link"). Link manufactures and distributes machines which dispense prepaid calling cards and terminals which are used by merchants to perform a variety of transactions, including accepting credit cards and bank debit cards in payment for sales of merchandise and services. The terminals manufactured by Link are sometimes referred to as "POS terminals". As a result of this acquisition, Link's revenue and expenses have been consolidated with those of the Company for the six months ending June 30, 1997. During this six month period, Link's revenues from sales of equipment, prepaid calling cards and technical service were approximately $60,000, which amount excludes revenues attributable to the Licensing Agreement between the Company and Cancall. During the six month period ending June 30, 1997 Link's cost of sales accounted for 0.4% of the Company's consolidated cost of sales and Link's other expenses accounted for 0.9% of the Company's Consolidated Operating Expenses.

        In March 1997 the Company entered into a License agreement with Cancall whereby the Company provided Cancall with a license to operate and/or distribute the Company's ACDC units, as well as Link's prepaid calling card machines and POS terminals (collectively the "Products"). The License Agreement grants Cancall the exclusive right to operate and distribute the Products in Canada and Europe and in the United States on a non-exclusive basis. However, if Cancall does not purchase a minimum of 2,000 POS terminals for use in Europe between September 1, 1997 and January 1, 1999 then Cancall will lose its exclusive right to operate and distribute the Products in Europe. In consideration for the rights granted pursuant to the Licensing Agreement, Cancall agreed to pay the Company $500,000 which amount is either payable in cash or in equivalent shares of the Class B Preferred shares of Cancall. The Class B Preferred shares can be converted into the common stock of Cancall on the basis of 1.6 shares of Cancall's common stock for each share of Cancall's Class B Preferred stock. Any common shares of Cancall issued upon the conversion of the Class B Preferred shares may not be sold until March l998 or such other date as determined by the Vancouver Stock Exchange. The common stock of Cancall trades on the Vancouver Stock Exchange. As of June 30, 1997 the closing price of Cancall's common stock (in U.S. dollars) was $0.32. The Licensing Agreement also requires Cancall to purchase a certain number of ACDC units and POS terminals from the Company. During the year ending June 30, 1997 the Company sold thirty ACDC units to Cancall for $705,000. In payment of the $500,000 licensing fee and the thirty ACDC units, Link issued 1,807,800 shares of it's Class B Preferred Stock to the Company.

        Income from franchise operations is no longer significant since the Company discontinued its franchise operations during 1995.

        The increase in Cost of Sales during the year period ending June 30, 1997 reflects the acquisition of Link, the expansion of the Company's cellular telephone rental, cellular telephone activation, prepaid calling cards and long distance telephone programs.

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

        Franchise royalties declined as franchises were reacquired by the Company. Income from equipment sales declined as the Company reserved prime ACDC locations for its own use.

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

        The higher selling and general and administrative expenses for the current nine month period are due to the Company's new programs and additional personnel needed for these programs.

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

Liquidity and Sources of Capital

        During the year ending June 30, 1997 the Company's operations used approximately $1,853,000 of cash. The licensing fee from Cancall. ($500,000) and the sale of thirty ACDC units to Cancall ($705,000) did not generate cash since Cancall paid the licensing fee and the cost of the ACDC units with non-tradable shares of Cancall's preferred stock. In addition, due to credit terms extended by the Company, approximately $793,000 was still owed to the Company for equipment sales made by the Company prior to December 31, 1996.

        In order to fund its operating losses, the Company sold shares of its common stock in private placements and borrowed funds from private lenders.

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

        The Company may suffer future losses, in which case the Company will need to obtain additional sources of capital in order to continue operations. There can be no assurance, however, that the Company will be successful in obtaining additional funding.


ITEM 7.  FINANCIAL STATEMENTS

        See the financial statements attached to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Officers and Directors

Name                      Age                    Position

Melvin Leiner              51      President,  Chief Executive  Officer,  and a
Director
Darren M Marks             30      Vice President of Marketing and Sales, and a
                                   Director
Donald M. Marks            57      Vice President
James J. Caprio            34      Vice President
Bruce S. Schames           50      Chief Financial Officer
David P. Barnhill          68      Director
Mark Bennett               38      Director
Michael Malet              50      Director
Chet Howard                54      Director
George Pursglove           46      Director

Donald M. Marks and Darren M. Marks are not related.

         Each director holds office until his successor is duly elected by the stockholders. Executive officers serve at the pleasure of the Board of Directors.

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

         Darren M. Marks joined the Company in August, 1991 as its Vice President and a Director.

         Donald M. Marks was a Director of the Company between August 1991 and April 1997. Mr. Marks has been an officer and director of the Company since l99l.

         James J. Caprio was a Director and the Company's Chief Financial Officer between August 1991 and April 1997. In April 1997 Mr. Caprio resigned as a Director and as the Company's Chief Financial Officer. Mr. Caprio has been a Vice President of the Company since August 1991.

         Bruce S. Schames has been the  Company's  Controller  since  December,
1993. In April 1997 Mr. Schames became the Company's Chief Financial Officer. From 1991 to 1993 Mr. Schames was self-employed as a Certified Public Accountant. Between 1983 and 1991, Mr. Schames was employed as Manager of Financial Reporting for the Dole Fresh Fruit Company.

         David P. Barnhill has been a director of the Company since November 1996. From January 1991 to September 1992 Mr. Barnhill was President and Chief Executive Officer of Telenetics, Inc., a company involved in the manufacture of computer modems. When Telenetics was sold to a group of private investors in September 1992, Mr. Barnhill joined Lynx Automation Incorporated as Chief Financial Officer. In April 1994, Mr. Barnhill was promoted to President and Chief Executive Officer of Lynx. Lynx is engaged in the manufacture of telephone accessories.

         Mark Bennett has been a Director of the Company since September 1997. Mr Bennett has been the President, Chief Executive Officer and a Director of Link International Technologies, Inc., a subsidiary of the Company, since January 1996. Since April 1995 Mr Bennett has also been the President of New View Technologies, a wholly owned subsidiary of Link. From 1985 to 1987 Mr. Bennett was the General Manager for MovieBar, a video vending company servicing the hotel and hospitality industry, with installations in over 35,000 hotel rooms worldwide. In 1987 Mr. Bennett became Vice President of International Operations and General Manager of MovieBar and was subsequently named as President of MovieBar Company USA. In December 1995 Mr. Bennett resigned his position with MovieBar to co-found Link.

         Michael Malet has been a director of the Company since September 1997. Mr. Malet has been the President of New View Technologies, Inc., a wholly owned subsidiary of Link International Technologies, Inc., since July 1995. From 1986 to 1987 Mr. Malet was the President of Vending Control Systems, a manufacturer of video vending machines. Mr. Malet was a Sales Manager (1987-1990) and later President (1991-1995) of Keyosk Corporation, a Company involved on the development and sale of intelligent on-line vending machines, including the Company's ACDC Units.

         Chet Howard has been a director of the Company since September 1997. Since 1992 Mr. Howard has been a principal of Consolidated Business Group, a company providing financial consulting services for development stage business. From 1988 to 1992 Mr. Howard was Executive Vice President and Chief Financial Officer of HQ Office Supplies, Inc.

         George Pursglove has been a Director of the Company since September 1997. Since November 1995 Mr. Pursglove has been a principal of Conslidated Business Group, a company providing financial consulting services to development stage businesses. Between March 1993 and November 1995 Mr. Pursglove was a Senior Divisional Merchandise Manager, and later Director of Merchandising for Office Depot. Between April 1992 and March 1993 Mr. Pursglove was Divisional Merchandise Manager for the Price Company, a retailer of home improvement goods.

         Donald Marks, Melvin Leiner, James Caprio and Darren Marks may be deemed "Parents" and "Founders" of the Company as such terms are defined under the federal securities laws.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth in summary form the compensation received by or accrued for (i) the persons who held the position of Chief Executive Officer during the three years ending June 30, 1997 and (ii) each other executive officer of the Company who received salary and bonus in excess of $75,000 during the past three years.

                      Annual Compensation         Long Term Compensation
                                                   Re-                    All
                                         Other    stric-                  Other
                                         Annual    ted              LTIP  Com-
                                         Compen-   Stock   Options  Pay-  pensa-
Name and Princi-  Fiscal Salary   Bonus  sation   Awards   Granted  outs   tion
pal Position       Year    (1)     (2)     (3)      (4)      (5)     (6)    (7)

Melvin Leiner,    1997  $26,000    --                 --   500,000      --  --
President and     1996  $21,038    --            250,000                --  --
Chief Executive   1995  $92,063    --    $8,400       --    40,000      --  --
Officer

Darren M. Marks,  l997  $26,000                            500,000
Vice President    1996  $21,038    --            250,000                --  --
                  1995  $86,594    --    $8,400       --    40,000      --  --


                      Annual Compensation         Long Term Compensation
                                                   Re-                    All
                                         Other    stric-                  Other
                                         Annual    ted              LTIP  Com-
                                         Compen-   Stock   Options  Pay-  pensa-
Name and Princi-  Fiscal Salary   Bonus  sation   Awards   Granted  outs   tion
pal Position       Year    (1)     (2)     (3)      (4)      (5)     (6)    (7)

Donald M. Marks,  l997   26,000                            500,000
Vice President    1996  $21,038    --            250,000                --  --
                  1995  $77,189    --    $8,400       --    40,000      --  --

James Caprio,     l997  $26,000                            500,000
Vice President    1996  $21,038    --            250,000                --  --
                  1995  $95,419    --    $8,400       --    40,000      --  --

(1) The dollar value of base salary (cash and non-cash) received.

(2) The dollar value of bonus (cash and non-cash) received.

(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property. Amount in the table represents automobile allowances.

(4) During the period covered by the foregoing table, the shares of restricted stock issued as compensation for services. The table below shows the number of shares of the Company's Common Stock owned by the officers listed above, and the value of such shares as of June 30, 1997.

         Name                       Shares            Value

         Melvin Leiner             299,081           $523,300
         Darren M. Marks           258,242           $451,900
         Donald M. Marks           330,242           $577,900
         James Caprio              258,242           $451,900

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

Employment Contracts

         In October, 1994, the Company entered into employment agreements with Melvin Leiner, Donald M. Marks, James J. Caprio and Darren M. Marks. Each employment agreement provides for the following:

         1.   Term of three years.

         2. Salary of $105,000 during the first year of the employment term, increasing to $120,000 during the second year and $150,000 during the third year.

         3. Incentive bonus computed according to the following formula:

              Annual Company Revenues           Bonus Payable
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

         In January 1997 the employment agreement's for Melvin Leiner and Darren Marks were amended such that Mr. Leiner and Mr. Marks will each be paid a base salary of $95,000 per year for five years and will recieve six weeks of paid vacation each year. Each officer's base salary will increase by 15% each year when the Company is profitable and by 10% each year during which the Company suffers a loss.

         In April 1997 Mr. Caprio's employment agreement was amended such that Mr. Caprio will be paid a base salary of $90,000 per year for five years and will receive six weeks of paid vacation each year. Mr. Caprio's base salary will increase by 15% each year when the Company is profitable and by 5% each year during which the Company suffers a loss.

         Effective December 31, 1996, Link International Inc. ("Link"), a wholly owned subsidiary of the Company, entered into employment agreements with Mark Bennett (the president of Link) and Michael Malet (the vice president of Link). Each employment agreement provides for the following:

         1.   Term of five years.

         2. Annual salary of $72,000.

         3. Incentive bonus computed according to the following formula:

              Annual Consolidated Company       Bonus Payable
              Revenues From Operations           to Employee

               $11,000,000 to $13,000,000          $22,500
               $13,000,000 to $16,500,000          $45,000
               $16,500,000 to $18,500,000          $67,500
               Over $18,500,000                    $90,000

         4. Automobile allowance of $700 per month.

         5. Options for the purchase of 322,000 shares of the Company's common stock. The options were granted pursuant to the Company's Incentive Stock Option Plan, are exercisable at $1.00 per share, and expire on December 31, 2000.

         Except for the employment agreements described above, the Company does not have any written employment contracts with respect to any of its executive officers, and does not have any compensatory plan or arrangement that results or will result from the resignation, retirement, or any other termination of any executive officer's employment with the Company or from a change-in-control of the Company or a change in an executive officer's responsibilities following a change-in-control.

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

         Other Arrangements. During the year ended June 30, 1997, and except as disclosed elsewhere in this report, no director of the Company received any form of compensation from the Company.

         In August 1997 the Company issued 50,000 shares of its common stock to David P. Barnhill in consideration of past services rendered to the Company. Prior to June 30, 1998, the Company plans to issue 50,000 shares of it's Common Stock to Chet Howard and George Pursglove in consideration of services provided to the Company.

Compensation Committee Interlocks and Insider Participation

         During the year ended June 30, 1997, all of the Company's present officers participated in the deliberations of the Company's Board of Directors concerning executive officer compensation.

         During the year ended June 30, 1997 no director of the Company was also an executive officer of another entity, which had an executive officer of the Company serving as a director of such entity or as a member of the compensation committee of such entity.

Committees

         In September 1997 the Company formed an Executive Committee, the members of which are Melvin Leiner, Michael Malet, David Barnhill and George Pursglove. The purpose of the Executive Committee is to review proposed expenditures that would require the Company to spend in excess of $50,000.

         In September 1997 the Company established an Audit Committee, the members of which are David Barnhill, Chet Howard and George Pursglove. The Audit Committee will (i) recommend to the Board of Directors a firm of independent public accountants to conduct the annual audit of the Company's financial statements. (ii) review with such accounting firm the scope and result of annual audits and the adequacy of the Company's internal controls, and (iii) otherwise oversee the auditor's review of management controls and the Company's financial performance.

         The Company has a Compensation Committee comprised of Melvin Leiner, David Barnhill and Chet Howard. The Compensation Committee will review the compensation of the Company's senior management and recommend any changes in such compensation to the Board of Directors, as well as administer the Company's Stock Option Plans, Stock Bonus Plan, and other compensation programs.

Stock Option and Bonus Plans

         The Company has an Incentive Stock Option Plan, a Non-Qualified Stock Option Plan and a Stock Bonus Plan. A summary description of each Plan follows. In some cases these three Plans are collectively referred to as the "Plans".

         Incentive Stock Option Plan. The Incentive Stock Option Plan authorizes the issuance of options to purchase up to 5,000,000 shares of the Company's Common Stock, less the number of shares already optioned under both this Plan and the Non-Qualified Stock Option Plan. The Incentive Stock Option Plan became effective on April 15, 1993 and will remain in effect until April 15, 2001 unless terminated earlier by action of the Board. Only officers, directors and key employees of the Company may be granted options pursuant to the Incentive Stock Option Plan.

          In order to qualify for incentive stock option treatment under the Internal Revenue Code, the following requirements must be complied with:

         1. Options granted pursuant to the Plan must be exercised no later than:

         (a) The expiration of thirty (30) days after the date on which an option holder's employment by the Company is terminated.

         (b) The expiration of one year after the date on which an option holder's employment by the Company is terminated, if such termination is due to the Employee's disability or death.

         2. In the event of an option holder's death while in the employ of the Company, his legatees or distributees may exercise (prior to the option's expiration) the option as to any of the shares not previously exercised.

         3. The total fair market value of the shares of Common Stock (determined at the time of the grant of the option) for which any employee may be granted options which are first exercisable in any calendar year may not exceed $100,000.

         4. Options may not be exercised until one year following the date of grant. Options granted to an employee then owning more than 10% of the Common Stock of the Company may not be exercisable by its terms after five years from the date of grant.

         5. The purchase price per share of Common Stock purchasable under an option is determined by the Committee but cannot be less than the fair market value of the Common Stock on the date of the grant of the option (or 110% of the fair market value in the case of a person owning the Company's stock which represents more than 10% of the total combined voting power of all classes of stock).

         Non-Qualified Stock Option Plan. The Non-Qualified Stock Option Plan authorizes the issuance of options to purchase up to 3,000,000 shares of the Company's Common Stock less the number of shares already optioned under both this Plan and the Incentive Stock Option Plan. The Non-Qualified Stock Option Plan became effective on April 15, 1993 and will remain in effect until April 15, 2001 unless terminated earlier by the Board of Directors. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by the Committee but cannot be less than the market price of the Company's Common Stock on the date the option is granted.

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

         Any options granted under the Incentive Stock Option Plan or the NonQualified Stock Option Plan must be granted before April 15, 2001. Any shares granted pursuant to the Stock Bonus Plan must be issued prior to April 15, 2001. The Plans are not qualified under Section 401(a) of the Internal Revenue Code, nor are they subject to any provisions of the Employee Retirement Income Security Act of 1974.

         Summary. The following sets forth certain information as of September 30, 1997, concerning the stock options and stock bonuses granted by the Company. Each option represents the right to purchase one share of the Company's Common Stock.

                                Total        Shares
                                Shares    Reserved for    Shares     Remaining
                               Reserved   Outstanding    Issued As    Options
Name of Plan                  Under Plan    Options     Stock Bonus  Under Plan

Incentive Stock Option Plan   5,000,000   2,734,000           N/A   2,266,000
Non-Qualified Stock Option
  Plan                        3,000,000   1,040,000           N/A   1,960,000
Stock Bonus Plan              3,000,000         N/A     2,292,500     707,500

         As of September 30, 1997, the Company has issued stock options and granted stock bonuses to the following officers and directors.

                                       Incentive Stock Options
                                Shares                       Expiration
                              Subject to     Exercise          Date of
      Option Holder             Option         Price            Option


      Melvin Leiner             20,000         $3.25                 9/30/99
      Melvin Leiner             50,000         $1.00                12/31/06
      Darren M. Marks           20,000         $3.25                 9/30/99
      Darren M. Marks           50,000         $1.00                12/31/06
      James J. Caprio           20,000         $3.25                 9/30/99
      James J. Caprio          500,000         $1.00                12/31/06
      Donald M. Marks           20,000         $3.25                 9/30/99
      Donald M. Marks          500,000         $1.00                12/31/06
      Other Company Employees
      and other parties        654,000    $1.00 to $3.25  9/30/99 to 12/31/06

Non-qualified Stock Options

      Melvin Leiner            500,000         $1.25                 7/29/02
      Darren Marks             500,000         $1.25                 7/29/02

Other Options (1)

      Donald M. Marks           20,000         $2.75                 9/30/99
      Melvin Leiner             20,000         $2.75                 9/30/99
      James J. Caprio           20,000         $2.75                 9/30/99
      Darren M. Marks           20,000         $2.75                 9/30/99
      Other Company employees
    and third  parties85,000 $1.00 to $3.25 9/30/99 to 5/31/00 (1) These options were not granted pursuant to any of the Company's stock option plans.

Options Granted During Fiscal Year Ending June 30, l997

         The following tables set forth information concerning the options granted, during the fiscal year ended June 30, 1997, to the persons named below, and the fiscal year-end value of all unexercised options (regardless of when granted) held by these persons.

                                                               Potential
                   Individual Grants                       Realizable Value at
                        % of Total                         Assumed Annual Rates
                          Options                            of Stock Price
                        Granted to   Exercise               Appreciation for
              Options   Employees in Price Per  Expiration    Option Term (3)
 Name       Granted (#) Fiscal Year  Share         Date       5%         10%

Melvin
Leiner     500,000 (1)(2)   19%       $1.00      12/31/06   $314,447   $678,973

Darren
Marks      500,000 (1)(2)   19%       $1.00      12/31/06   $314,447   $678,973

Donald M.
Marks      500,000          19%       $1.00      12/31/06   $314,447   $678,973

James J.
Caprio     500,000          19%       $1.00      12/31/06   $314,447   $678,973

(1) Susequent to June 30, 1997 options, relating to 150,000 shares of the Company's common stock were exercised. The exercise price relating to these options was paid by surrendering 300,000 options which had an exercise price of $1.00 per shares.

(2) Subsequent to June 30, 1997 the Company granted an additional 500,000 options to Melvin Leiner and Darren Marks. These options were granted pursuant to the Company's Non-Qualified Stock Option Plan, are exercisable at $1.25 per share, and expire on July 29, 2002.

(3) The potential realizable value of the options shown in the table assuming the market price of the Company's Common Stock appreciates in value from the date of the grant to the end of the option term at 5% or 10%.

Stock Bonuses

         In May and November 1996 and in May and August l997 the Company, in accordance with the terms of its Stock Bonus Plan, issued 2,192,000 shares of Common Stock to certain Company officers, employees and consultants. The following persons received shares of the Company's Common Stock in these transactions:

                                Shares Issued as Stock Bonus
    Name                May 1996 (1)  November 1996   May l997  August 1997

Melvin Leiner              250,000            --              --    50,000
Darren Marks               250,000            --              --    50,000
James J. Caprio            250,000            --              --        --
Donald Marks               250,000            --              --        --
Bruce Schames               75,000            --              --        --
Other Employees and
  Consultants as a group   425,000       345,000         137,500   210,000

(1) Shares were issued in consideration for past services rendered to the Company and, in the case of all officers except Mr. Schames, in consideration for the agreement among these officers to amend their respective employment agreements such that the collective salaries paid to these four officers (effective September 30, 1996) will not exceed $360,000, instead of the $600,000 which would have otherwise been payable to these officers pursuant to their employment agreements.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information as of September 30, 1997 regarding the number and percentage of outstanding shares of the Company's Common Stock beneficially owned by (i) each person owning more than 5% of the Company's Common Stock; (ii) each officer and director; and (iii) all officers and directors as a group:

                                                                   Percent of
NAME                                  Number of Shares (1)          Class (1)

Melvin Leiner                              299,081                     3.2
3333 S. Congress Ave.
Suite 401
Delray Beach, FL  33445

Darren M. Marks                            258,242                     2.8%
3333 S. Congress Ave.
Suite 401
Delray Beach, FL  33445

Donald M. Marks                            330,242                     3.6%
3333 S. Congress Ave.
Suite 401
Delray Beach, FL  33445

James J. Caprio                            258,242                     2.8%
3333 S. Congress Ave.
Suite 401
Delray Beach, FL  33445

Bruce S. Schames                             3,825                     *
3333 S. Congress Ave.
Suite 401
Delray Beach, FL  33445

David P. Barnhill                           50,000                     *
3333 S. Congress Ave.
Suite 401
Delray Beach, FL  33445

Mark Bennett                               166,580                     1.8%
1967 Vista Caudal
Newport Beach, CA 92660

                                                                   Percent of
NAME                                Number of Shares (1)            Class (1)

Michael Malet                              166,580                     1.8%
28 Oakdale
Irvine, CA 92604

Chet Howard
8954 Canary Ave.
Fountain Valley, CA 92708

George Pursglove                                 -                     -
9380 N.W. 39 Court
Coral Springs, FL 33065

Officers and Directors as a
  Group (10 persons)                     1,532,792                    16.7%

*  Less than 1%.

(1) Excludes shares issuable upon the exercise of any warrants or options or upon the conversion of any promissory notes or other convertible securities.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company had a consulting agreement with Compass Consulting, Inc. pursuant to which Kenneth Zubay, a former officer and director of the Company, rendered software and systems development, consulting, training and installation services to the Company. The consulting agreement expired on July 31, 1994. Through July 31, l994, the Company delivered (or was obligated to deliver) equipment (at a cost to the Company of approximately $66,000) to Compass Consulting as payment for services provided to the Company. During fiscal l995, equipment was delivered to Compass Consulting pursuant to and in satisfaction of the amounts owed pursuant to the consulting agreement. In June l995, the equipment previously delivered to Compass Consulting was repurhased by the Company for $l6,000 and the agreement to issue l6,000 shares of the Company's preferred stock, valued at $80,000, to Compass Consulting.

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

         In June 1996 the Company issued 250,000 shares of its Common Stock to Melvin Leiner, Donald Marks, James Caprio and Darren Marks (1,000,000 shares in total) as repayment of loans, each in the amount of $125,000, made by such persons to the Company.

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

         During the year ended June 30, 1996, the Company sold five ACDC units and related technology to Lonestar, Inc., a corporation owned by Melvin Leiner, Darren Marks, James Caprio and Donald Marks, all officers of the Company, for $350,000. The sales price for these units was paid by offsetting advances of $350,000 which had previously been made to the Company by such officers. In
December l996 the Company sold ten additional ACDC units to Lonestar for $l50,000. Lonestar made an initial payment of $l5,000 for these ACDC units and the balance is payable in 33 equal monthly intallments of $2,753, which includes interest at 8.25% per year. The first monthly payment was made on April l5, l997.

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




2812D

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SIMS COMMUNICATIONS, INC.

                                       By /s/ Melvin Leiner
                                         Melvin Leiner, President and
                                         Chief Executive Officer

                                       By /s/ Bruce Schames
                                         Bruce Schames, Principal
                                         Financial and Accounting Officer

                                       Date: October 14, 1996


In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                            Title                     Date


/s/ Melvin Leiner               Director                 October 14, 1996
Melvin Leiner

/s/ Darren Marks                Director                 October 14, 1996
Darren Marks

                                Director                 October 14, 1996
David P. Barnhill

/s/ Mark Bennett                Director                 October 14, 1996
Mark Bennett

/s/ Michael Malet               Director                 October 14, 1996
Michael Malet

                                Director                 October 14, 1996
Chet Howard

                                Director                 October 14, 1996
George Pursglove



2812D

                                  FORM 10-KSB

                                  (EXHIBITS)

                           SIMS Communications, Inc.
                            3333 S. Congress Avenue
                                   Suite 401
                            Delray Beach, FL 33445

Exhibits

Number   Exhibit                                              Page Number

3.1      Certificate of Incorporation, as amended                 (1)

3.1.1    Amendment to Articles of Incorporation                   (3)

3.2      Bylaws of the Company                                    (1)

10.7     Software Licensing Agreement with                        (1)
         Telemac Cellular Corporation

10.13    Franchise Agreement                                      (2)

10.14    Employment Agreements with Donald                        (3)
         Marks, Melvin Leiner, James Caprio
         and Darren Marks

28.1     Form of 1993 Incentive Stock Option Plan                 (1)
         and 1993 Non-Statutory Stock Option Plan

28.2     Stock Bonus Plan                                         (2)



(1) Filed with initial Registration Statement.

(2) Filed with Amendment No. 1 to Registration Statement.

(3) Filed with Amendment No. 5 to Registration Statement.

                    SIMS COMMUNICATIONS, INC. AND SUBSIDIARIES






                                 Table of Contents


                                                                       Page

Independent Auditors' Report...........................................F - 1

Financial Statements

   Consolidated Balance Sheet..........................................F - 2

   Consolidated Statements of Operations...............................F - 3

   Consolidated Statements of Stockholders' Equity.....................F - 4

   Consolidated Statements of Cash Flows...............................F - 5

Notes to Consolidated Financial Statements.............................F - 6

                           INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
SIMS Communications, Inc. and Subsidiaries
Delray Beach, Florida


We have audited the accompanying consolidated balance sheet of SIMS Communications, Inc. and Subsidiaries as of June 30, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SIMS Communications, Inc. and Subsidiaries as of June 30, 1997 and the results of their operations and cash flows for the years ended June 30, 1997 and 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations which raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                       Ehrhardt Keefe Steiner & Hottman PC
October 8, 1997
Denver, Colorado

                    SIMS COMMUNICATIONS, INC. AND SUBSIDIARIES

                            Consolidated Balance Sheet
                                   June 30, 1997


                                        Assets
Current assets
   Cash and cash equivalents ($250,000 restricted)                  $  295,900
(Note 6)
   Accounts receivables, less allowance for doubtful
    accounts of $27,584                                             $  205,888
   Inventories                                                       1,083,199
   Prepaid expenses and other current assets, net of
    accumulated amortization of $178,185                               205,860
   Notes receivable, current portion (Notes 4 and 9)                   215,442
                                                                     ---------
         Total current assets                                        2,006,289
                                                                     ---------

Property and equipment, net of accumulated                             737,079
  depreciation of $424,002 (Note 3)                                   --------

Other assets
   Notes receivable (Notes 4 and 9)                                    726,448
   Patents, net of accumulated amortization
      of $41,804 (Note 17)                                             474,941
   Investments (Note 5)                                              1,510,000
   Other                                                                89,416
                                                                     ---------
         Total other assets                                          2,800,805
                                                                     ---------
Total assets                                                        $5,544,173
                                                                    ==========

                         Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                                 $  567,407
   Accrued expenses                                                    727,698
   Bank line of credit (Note 6)                                        250,000
   Current obligations under capital lease (Note 7)                      8,377
   Current maturities of long-term debt (Note 7)                     1,066,985
   Franchise deposits and deferred revenue (Note 5)                    944,154
   Officer advances payable (Note 9)                                    65,809
                                                                     ---------
         Total current liabilities                                   3,630,430

Long-term liabilities
   Long-term debt (Note 7)                                              48,000
   Obligations under capital lease (Note 7)                             37,919
                                                                     ---------
         Total long-term liabilities                                    85,919

                                                                     ---------
Total liablities                                                     3,716,349
                                                                     ---------
Commitments and contingencies (Notes 4 and 15)

Stockholders' equity (Notes 10 and 11)
   Preferred stock, Series A, $.001 par value,
    50,000 shares authorized, 25,250 shares issued
    and outstanding (liquidation preference of                              25
    $505,000)
   Preferred  stock,  Series B,  $.001 par  value,  100,000  shares  authorized,
    100,000 shares issued
    or outstanding (liquidation preference of                              100
    $100,000)
   Common stock $.0001 par value 40,000,000 shares
    authorized, 8,481,995 issued and outstanding                           848
   Additional paid in capital                                       15,134,047
   Accumulated deficit                                             (13,307,196)
                                                                     ---------
         Total stockholders' equity                                  1,827,824
                                                                     ---------
Total liabilities and stockholders' equity                          $5,544,173
                                                                    ==========


                See notes to consolidated financial statements.

                   SIMS COMMUNICATIONS, INC. AND SUBSIDIARIES

                       Consolidated Statements of Operations



                                                        Year Ended June 30,
                                                       --------------------
                                                       1997            1996

                                                   -----------      -----------

Revenue
   Cellular phone rentals                          $   904,351      $   849,877
   Cellular phone activations                        1,780,019          846,524
   Calling cards                                       244,309               -
   Equipment and other                               1,298,222          831,171
   Licensing                                           500,000               -
   Franchise, royalty and licensing                      3,211           80,307
        Total revenue                                4,730,112        2,607,879

Cost of sales                                        2,861,421        1,686,188

Gross profit                                         1,868,691          921,691

Operating expenses
   General and administrative                        1,774,162        1,518,950
   Depreciation and amortization                       247,990          206,581
   Selling expenses                                  1,128,395          982,130
   Equity based compensation                         1,431,741        1,765,000
   Research and development                             34,686          134,470
        Total expenses                               4,616,974        4,607,131

Operating loss                                      (2,748,283)      (3,685,440)

Other income (expense)
   Interest expense                                    (71,537)         (65,221)
   Interest income                                      30,924           27,155
                                                       (40,613)         (38,066)
Loss before income taxe                             (2,788,896)      (3,723,506)

Income tax benefit (Note 8)                                 -                -

Net loss                                           $(2,788,896)     $(3,723,506)

Net loss per common share                          $      (.42)     $     (1.56)

Weighted average common shares outstanding
  (Notes 11 and 12)                                  6,667,291        2,384,055

                See notes to consolidated financial statements.

                 Consolidated Statements of Stockholders' Equity
                       Years Ended June 30, 1997 and 1996



                                      Subscribed Preferred Stock     Preferred Stock Series A      Preferred Stock Series B
                                      Subscribed
                                       Number of                       Number of                    Number of
                                         Shares         Amount           Shares       Amount         Shares         Amount



Balance June 30, 1995                    24,250         245,000            -          $  -              -             $ -

Adjustment  of stock upon reverse stock      -             -               -             -              -               -
 split of 1 for 10 (Note 12)

Issuance  of  common   stock  for  cash      -             -               -             -              -               -
 (ranging from $.75 to $1.88 per share)

Issuance    of   common    stock   upon
 conversion  of officer  notes  payable       -             -              -             -              -               -
 ($2.07 per share) (Note 11)

Issuance of common  stock for  services        -            -              -             -              -               -
 ($1.00 per share) (Note 11)

Issuance    of   common    stock   upon
 conversion  of officer  notes  payable        -             -             -             -              -               -
 ($.50 per share) (Note 11)

Officer  notes payable  forgiven  (Note        -             -             -             -             -             -
11)

Accrued officer salaries forgiven              -             -             -             -             -             -
 (Note 11)

Preferred stock - subscribed (Note 11)   101,000       120,000             -             -             -             -

Dividends paid on preferred stock             -             -              -             -             -             -
Net loss for the year                         -             -              -             -             -             -
Balance - June 30, 1996                  125,250       365,000             -             -             -             -

Issuance  of common  stock  issued  for       -             -              -             -             -             -
  investments (Notes 5 and 11)                -             -              -             -             -             -

Isssuance of common  stock for  services      -             -              -             -             -             -
(Note 11)

Issuance  of  common   stock  for  cash
 (ranging   from   $.50  to  $.70   per       -             -              -             -             -             -
 share),  net of  $198,160  in offering
 costs (Note 11)

Issuance    of   common    stock   upon
 conversion of notes  payable  (ranging       -             -              -             -             -             -

Imputed value of stock options  granted       -             -              -             -             -             -
for  consulting  services  and interest
(Note 11)

Subscribed preferred stock issued       (125,250)     (365,000)        25,250           25       100,000           100

Net loss                                      -             -              -             -             -             -

Balance June 30, 1997                         -      $      -           25,250        $  25       100,000        $  100





                                                                     Additional
                                           Number of                  Paid-in       Accumulated
                                            Shares        Amount      Capital         Deficit          Total
                                           (Note 11)


Balance June 30, 1995                      20,188,710      2,018     8,547,550     (6,786,594)         2,007,974

Adjustment  of stock upon reverse stock   (18,169,780)    (1,816)        1,816             -                 -
 split of 1 for 10 (Note 12)

Issuance  of  common   stock  for  cash        50,928          5        50,301             -              50,306
 (ranging from $.75 to $1.88 per share)

Issuance    of   common    stock   upon
 conversion  of officer  notes  payable       175,110         18       361,982             -             362,000
 ($2.07 per share) (Note 11)

Issuance of common  stock for  services     1,365,000        136     1,364,864             -           1,365,000
 ($1.00 per share) (Note 11)

Issuance    of   common    stock   upon
 conversion  of officer  notes  payable       419,940         42       209,928             -             209,970
 ($.50 per share) (Note 11)

Officer  notes payable  forgiven  (Note  11)       -           -       124,294             -             124,294

Accrued officer salaries forgiven (Note 11)        -           -       400,000             -             400,000

Preferred stock - subscribed (Note 11)             -           -           -               -             120,000

Dividends paid on preferred stock                  -           -           -           (8,200)            (8,200)

Net loss for the year                              -           -           -       (3,723,506)        (3,723,506)

Balance - June 30, 1996                      4,029,908        403   11,060,735    (10,518,300)           907,838

Issuance  of common  stock  issued  for      1,074,157        108      799,892            -              800,000
investments (Notes 5 and 11)

Issuance of common  stock for  services        892,500         89      927,889            -              927,978
(Note 11)

Issuance  of  common   stock  for  cash
 (ranging   from   $.50  to  $.70   per      2,292,570        229    1,176,411            -            1,176,640
 share),  net of  $198,160  in offering
 costs (Note 11)

Issuance    of   common    stock   upon
 conversion of notes  payable  (ranging        192,860         19      124,981            -              125,000
 from $.50 to $.70 per share) (Note 11)

Imputed value of stock options  granted             -           -      679,264            -              679,264
for  consulting  services  and interest
(Note 11)

Subscribed   preferred   stock   issued             -           -      364,875            -                   -

Net loss                                            -           -          -        (2,788,896)       (2,788,896)

Balance June 30, 1997                        8,481,995      $ 848  $15,134,047    $(13,307,196)       $1,827,824

                   SIMS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                         Year Ended June 30,
                                                         -------------------
                                                        1997            1996
                                                        ----            ----
Cash flows from operating activities
   Net (loss)                                       $(2,788,896)    $(3,723,506)
                                                    -----------     -----------
   Adjustments to reconcile net loss to net cash
    used in operating activities
     Depreciation                                       206,186         205,021
     Amortization                                        41,804           1,560
     Imputed value of options granted for services      503,763              -
      and interest
     Gross profit on sales of equipment to officers
      in settlement of advances payable (Note 9)             -         (284,060)
     Sales settled by receipt of note receivable       (280,000)             -
     Sales settled by receipt of officer notes         (150,000)             -
      receivable
     Sales settled by receipt of investments         (1,310,000)             -
     Stock issued for services                          927,978       1,765,000
     Changes in assets and liabilities
       Accounts and other receivables                   116,737        (304,171)
       Inventories                                      662,655         (80,724
        Prepaid expenses                                 28,545           4,149
       Accounts payable                                 104,909         350,330
       Accrued expenses                                  (5,002)        303,383
       Franchise deposits and customer deposits          88,391         (96,186)
                                                    -----------     -----------
                                                        935,966       1,864,302
                                                     -----------     -----------
         Net cash used in operating activities       (1,852,930)     (1,859,204)
                                                    -----------     -----------

Cash flows from investing activities
   Repayments (advances) on notes receivable              7,110        (234,000)
   Capital expenditures                                 (13,522)        (52,000)
   Change in other assets                               (24,855)         24,292
                                                    -----------     -----------
         Net cash used in investing activities          (31,267)       (261,708)
                                                    -----------     -----------

Cash flows from financing activities
   Proceeds from issuance of long-term debt             797,500         160,348
   Proceeds (payments to) from officer advances          50,209       1,146,264
   Payments under capital lease obligation               (7,565)         (7,440)
   Proceeds from issuance of common stock             1,176,640          50,306
   Payments on long-term debt                          (159,229)        (57,909)
   Dividends paid                                            -           (8,200)
                                                    -----------     -----------
         Net cash provided by financing activities    1,857,555       1,283,369
                                                    -----------     -----------

Net decrease in cash                                    (26,642)       (837,543)

Cash at beginning of year                               322,542       1,160,085
                                                    -----------     -----------
Cash at end of year                                  $  295,900      $  322,542
                                                      ==========      ==========

Supplemental disclosure of cash flows information
  Cash paid during the year for interest was $70,710 (1997) and $57,311 (1996).

Non-cash investing and financing activities (Note 16)


                 See notes to consolidated financial statements.

                   SIMS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 1 - Organization and Significant Accounting Policies

Organization

SIMS COMMUNICATIONS, Inc. and Subsidiaries was incorporated in the state of Delaware on August 15, 1991. The Company was formed as a communication equipment company and has expanded its focus to include telecommunication services, cellular telephone activations and rentals, long distance, prepaid calling cards, inbound 800 service and international operator services. Its customers are located throughout the states of Florida, North and South Carolina, California, Michigan, Wisconsin, Mississippi and Louisiana. Additionally, the Company has established relationships for future international sales in Europe, Asia and Canada.

Principles of Consolidation

The consolidated financial statements includes the accounts of SIMS COMMUNICATIONS, Inc. and its wholly owned subsidiaries SIMS Franchise Group Inc., Cellex Communications Inc., and SIMS Communications International, Inc., and Link International Technologies, Inc. and its wholly owned subsidiaries New View Technologies, Inc., Link Dispensing Systems, Inc., and Southeast Phone Card, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that such estimates have been based on reasonable assumptions and that such estimates are adequate, however, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

Inventories

Inventories consists primarily of automated cellular distribution centers (ACDC's), cellular phones, telephone debit card dispensers and other miscellaneous communications equipment and are recorded at the lower of cost or market determined by the first-in, first-out method.

                   SIMS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 1 - Organization and Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives (5 to 7 years), utilizing the straight-line method. Expenditures for maintenance and repairs are charged to expense as incurred.

Organization Costs

Organization costs have been capitalized and are being amortized using the straight-line method over a five year period.

Net loss Per Common Share

Net loss per common share is based upon the weighted average number of common shares outstanding during each of the respective periods. Common shares issuable upon the exercise of convertible notes and common stock equivalents are excluded from the weighted average number of shares since the effect is anti-dilutive.

Patents

Patent costs are those costs related to filing for patents and the value allocated to the patents based upon the business acquisition (Note 17). These costs are amortized on a straight-line basis over the estimated useful live of ten years.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, receivables, accounts payable, and accrued expenses approximated fair value as of June 30, 1997 because of the relatively short maturity of these instruments.

The carrying amounts of debt issued approximate fair value because interest rates on these instruments approximate market interest rates and a significant portion are classified as current maturities.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                   SIMS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 1 - Organization and Significant Accounting Policies (continued)

Revenue Recognition

Rental revenue is recognized upon the completion of the customer phone rental. Activation revenue is recognized upon the activation of the customers cellular account with the appropriate carrier. Revenues from the sale of the Automated Cellular Distribution Center (ACDC), telephone debit card dispensers and other equipment are recognized upon delivery. Reviews from license agreements are recognized upon the completion of all obligations pursuant to the agreement.

Royalty Fees

Royalties as allowed by the franchise agreement are accrued on a percentage of gross sales, as defined, as reported by franchisees and are included in accounts receivable.

Research and Development

Research and development costs consist primarily of costs related to the conceptual formation, design, tooling and development of prototypes and are expensed as incurred.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments. The Company places its cash investments with high credit quality financial institutions and, by policy limits the amount of credit exposure to any one institution.

Reclassifications

Certain   accounts  in  the  June  30,  1996  financial   statements  have  been
reclassified to conform to the June 30, 1997 presentation.

Note 2 - Continued Operations

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. During the year ended June 30, 1997, the Company continued to suffer recurring losses from operations in excess of $2,788,000, resulting in an accumulated deficit of approximately $13,307,000. The Company is looking to raise additional equity capital through private placements. Additionally, the Company is in the process of negotiating significant licensing and sales agreements. However, there can be no assurance that the Company will be successful in obtaining additional licensing or sales agreements or in raising additional capital. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                   SIMS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 3 - Property and Equipment

Property and equipment consist of the following:

                                    June 30,
                                      1997
                                                           --------
Property and equipment
   Vehicles                                              $   20,608
   Furniture and fixtures                                   127,230
   Machinery and equipment                                  961,243
   Software                                                  52,000
   Less accumulated depreciation                           (424,002)
                                                           --------

                                                         $  737,079
                                                         ==========


Note 4 - Note Receivable

The Company made advances to and entered into a joint venture agreement with Commonwealth Group International, Inc. and Frederick C. Sayle. The $150,000 note receivable bears interest at a rate of 10% per annum, with principal and interest payable by February 1, 1998. Additionally, the Company is entitled to 16.7% of the gross revenues from agreements with Commonwealth Group International, Inc. which include cable television and cellular communications licenses owned by CGI-UKRAINE Ltd and ASWEST, Commonwealth Group International, Inc. joint venture partners.

During the years ended June 30, 1997 and 1996, the Company sold equipment to a customer for a total sales price of $280,000 and $384,000, respectively. No payments have been received as of June 30, 1997. During the years ended June 30, 1997 and 1996, a Company was contracted to provide services necessary to get the units operational but failed to perform. That Company is no longer involved and operations are to commence by October 1997. As such, all amounts due related to the sales have been extended. The total amount of $664,000 is payable under the terms of a note receivable which bears interest at 8.5%. Principal and interest is payable commencing by December 31, 1997 in equal monthly installments of approximately $14,000 through November 30, 2002.

Note 5 - Investments
Smartphone
During the year ended June 30, 1997, the Company acquired a 10% minority interest in Smartphone, Inc. (a company that sells prepaid cellular air time) from certain officers and directors of the Company at their original cost basis of $200,000. This was effected by the issuance of 400,000 shares of common stock which were valued at $.50 a share.

                   SIMS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 5 - Investments (continued)
Cancall
During the year ended June 30, 1997, the Company sold 30 ACDC units and 100 telephone debit card dispensers for $810,000 as well as entering into a licensing agreement for $500,000 with Cancall Cellular Communications, Inc., (Cancall) for a total price of $1,310,000. The licensing agreement entitles Cancall the right to market, distribute and operate the Company's products and trademarks on an exclusive basis within the territories of Canada and Europe and on a non-exclusive basis within the territories of the United States and Asia. The exclusive license within the European territory is subject to certain minimum purchase commitments the must be met by Cancall over a two year period.

In consideration for the above transaction, the Company received 1,807,800 shares of Cancall's Class A $ 1.00 par value preferred stock. The preferred stock can be converted into 3,013,000 shares of Cancall's common stock at a rate of $.60(Canadian) per share after a one year mandatory holding period. Cancall's common stock is traded on the Vancouver Stock Exchange under the symbol CLE, however, the preferred stock has no established market or readily determinable market value. As such, the transaction was valued at the cost of the underlying goods sold.

As of June 30, 1997, the 100 telephone debit card dispensers had not yet been delivered. As such, deferred revenue in the amount of $105,000 has been recorded in the financial statements.

Note 6 - Bank Line of Credit

The Company maintains a secured revolving line-of-credit with a bank for up to $250,000. The balance at June 30, 1997 was approximately $250,000. The line-of-credit is secured by a restricted certificate of deposit with a balance at June 30, 1997 of approximately $250,000. The line-of-credit bears interest at 5.77% payable monthly. The line-of-credit expires June 7, 1998.

Note 7 - Notes Payable and Capital Leases
                                                                      June 30,
                                                                        1997
                                                                      --------
Promissory note payable at 10% interest payable monthly commencing September 15,
 1995. Balance of principal is payable in full by February, 1997. As additional consideration, the Company agrees to pay the note holder 8.0% of all profits received through the Company's agreements with
 Commonwealth Group International, Inc. (Note 4).                   $  310,348

                   SIMS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 7 - Notes Payable and Capital Leases (continued)

                                                                      June 30,
                                                                        1997
                                                                      --------
8.0%  convertible  notes  payable -  individuals,  interest  payable  quarterly, principal due at maturity dates ranging from August 1997 to April 1998. Debt includes conversion to common stock feature with conversion rates ranging from $1.25 to $2.50 per share. Additionally, each note holder
 was  issued  options  to  purchase   shares  of  the                  672,500
 Company's stock (Note 11)

Note payable - individual,  bearing interest at bank prime plus 1% (8.5% at June
 30, 1997), principal
 payments  of  $5,000  plus   interest   due  monthly                   75,000
 through September 1998.

Non interest  bearing note payable -  individual,  principal  payable in monthly installments of $1,500
 through June 2000.                                                     51,000

11% Note payable - bank,  principal and interest payable in monthly installments of $541 through
 June 14, 1998.  Collateralized by equipment.                            6,137
      --- -----                                                          -----
                                                                     1,114,985
Less current maturities                                             (1,066,985)
                                                                    ----------

Total                                                               $   48,000
                                                                    ==========

Principal payment on notes payable subsequent to June 30, 1997 are as follows:

            Year Ending June 30,
            --------------------

                   1998                                  $1,066,985
                   1999                                      33,000
                   2000                                      15,000
                   ----                                      ------

                                                         $1,114,985
                                                         ==========

Capital Leases

The Company leases various office equipment which is accounted for as capitalized leases. The following is a schedule of future minimum capital lease payments together with the net present value of the minimum lease obligation as of June 30, 1997.

                   SIMS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 7 - Notes Payable and Capital Leases (continued)

        Year Ending June 30,
        --------------------

              1998                                         $ 14,079
              1999                                           12,294
              2000                                           12,294
              2001                                           12,294
              2002                                           11,270
              ----                                           ------
              Total                                          62,231
              Less interest                                 (15,935)
                                                            -------

                                                           $ 46,296
               Less current portion                          (8,377)
                                                            ========
                                                           $ 37,919

The assets recorded under capital leases are as follows:

        Furniture and fixtures                             $ 45,535
        Less accumulated amortization                       (10,221)
                                                            -------

                                                           $ 35,314
                                                           ========

Amortization expense for equipment under capital lease was $2,271 and $7,780 for the years ended June 30, 1997 and 1996, respectively.

Note 8 - Income Taxes

Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

The principal temporary differences that will result in deferred tax assets and liabilities are certain expenses and losses accrued for financial reporting purposes not deductible for tax purposes until paid, depreciation for tax purposes in excess of depreciation for financial reporting purposes and the deferral of franchise costs and franchise sales revenues for financial reporting purposes which are recognized for tax purposes in the period paid. The effect of the differences outlined above generated a long-term deferred tax asset that is fully impaired because of a lack of profitable operating history. The fully impaired asset, computed at a 34 percent tax rate at June 30, 1997 was approximately $4,112,000. Accordingly, there is no net deferred tax asset reflected in the accompanying consolidated financial statements.

                   SIMS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 8 - Income Taxes (continued)

The differences between the federal income tax rate and the effective income tax rate as reflected in the accompanying statements of operations are:
                                                                 Year Ended
                                                                   June 30,
                                                          ----------------------
                                                           1997            1996
                                                           ----            ----

Statutory federal income tax rate (benefit)              (34.0)%         (34.0)%
Valuation allowance for net operating loss                34.0            34.0
                                                          ----            ----

Effective tax rate (benefit)                                 - %            - %
                                                          ====             ====
The deferred tax asset consists of the following:
                                                                   June 30,
                                                                     1997
                                                                     ----

      Total long-term deferred tax asset                             $4,112,000
      Valuation allowance                                            (4,112,000)
                                                                     ----------

                                                                    $       -
                                                                    ===========

At June 30, 1997, the Company has approximately $12,094,000 of net operating loss carryforwards for income tax reporting purposes which expire in 2007 through 2012. During 1995, there was a change in ownership due to the initial public offering, which could restrict the utilization of net operating loss carryforwards in the future.

Note 9 - Related Party

Sales

During the year ended June 30, 1997 and 1996, the Company sold equipment and other technology to Lonestar, Inc., an entity owned entirely by the officers of the Company. The sales price was $150,000 and $350,000, respectively, and was used to satisfy $15,000 of officer advances payable and created $135,000 note receivable for the year ended June 30, 1997 and was used to satisfy $350,000 of officer advances payable for the year ended June 30, 1996. The note receivable bears interest at 8.25% and is payable in equal monthly installments of principal and interest of approximately $2,750 commencing April 1997 through March 2002. As of June 30, 1997 the outstanding balance was $127,890.

During the fiscal year ended June 30, 1997, the officers sold telephone debit card dispensers to the Company for a sales price of $30,600 which was recorded as officer advances payable.

During the fiscal year ended June 30, 1997, the Company purchased a 10% interest in Smartphone, Inc. from officers of the Company (Note 10).

                   SIMS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 9 - Related Party (continued)

Officer Advances Payable

During the year ended June 30, 1997, officers advanced amounts to the Company to help fund operations and meet obligations. At June 30, 1997, $65,809 remains outstanding and due on demand to certain officers and directors of the Company.


Note 10 - Stock Option and Bonus Plans

The Company has an Incentive Stock Option Plan, a Non-Qualified Stock Option Plan and a Stock Bonus Plan. A summary description of each Plan follows.

Incentive Stock Option Plan

The Incentive Stock Option Plan authorizes the issuance of up to 5,000,000 shares of the Company's Common Stock to persons that exercise options granted pursuant to the Plan. It became effective on April 15, 1993 and will remain in effect until April 15, 2001 unless terminated earlier by action of the Board. Only officers, directors and key employees of the Company may be granted options pursuant to the Incentive Stock Option Plan.

In order for the stock options to qualify for Incentive Stock Option treatment:

  1. The total fair market value of the shares of Common Stock (determined at the time of the grant of the option) for which any employee may be granted options which are first exercisable in any calendar year may not exceed $100,000.

  2. Options may not be exercised until one year following the date of grant. Options granted to an employee owning more than 10% of the Common Stock of the Company may not be exercisable by its terms after five years from the date of grant.

  3. The purchase price per share of Common Stock purchasable under an option is determined by a committee but cannot be less than the fair market value of the Common Stock on the date of the grant of the option (or 110% of the fair market value in the case of a person owning the Company's stock which represents more than 10% of the total combined voting power of all classes of stock).

                   SIMS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 10 - Stock Option and Bonus Plans (continued)

Non-Qualified Stock Option Plan

The Non-Qualified stock Option Plan authorizes the issuance of up to 3,000,000 shares of the Company's Common Stock to persons that exercise options granted pursuant to the Plan. It became effective April 15, 1993 and will remain in effect until April 15, 2001 unless terminated earlier by the Board of Directors. The Company's employees, directors, officers, consultants or advisors are eligible to be granted options pursuant to this Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer of sale of securities in a capital-raising transaction. The option exercise price is determined by a Committee but cannot be less than the market price of the Company's Common Stock on the date the option is granted.

The following is a summary of options and warrants granted:

                                                  Non-Qualified   Options
                                      Incentive      Stock      Issued Not        Exercise
                                        Stock                   Related to a      Price Per
                                       Options      Options        Plan            Share
                                     ----------     -------     ------------   --------------


Outstanding June 30, 1995            180,000            -              -       $ 5.50 - $6.50
   Options expired                        -             -              -                -
   Options exercised                      -             -              -                -
   Options granted                        -             -              -                -
                                     ----------     -------     ------------   --------------

Outstanding June 30, 1996            180,000            -              -         5.50 -  6.50
   Options expired                        -             -              -                -
   Options exercised                      -             -              -                -
   Options granted                 2,769,000        40,000        809,250        1.00 -  3.25
                                   ----------     -------     ------------   ---------------

Outstanding June 30, 1997          2,949,000        40,000        809,250      $ 1.00 - $6.50
                 === ====          =========      ========    ===========      ==============

                   SIMS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 10 - Stock Option and Bonus Plans (continued)

The Company has the following stock options outstanding as of June 30, 1997:

                                                                  Currently
   Options            Exercise                                    Exercisable
 Outstanding           Price     Expiration Date                   Options
 -----------           -------   ---------------                   --------
     90,000              5.50    September 1999                     90,000
     90,000              6.50    September 1999                     90,000
  2,000,000              1.00    December 2006                          -
    644,000              1.00    December 2001                          -
     90,000              3.25    September 1999                         -
     35,000              1.25    December 2006                          -
     20,000              1.25    September 1999                     20,000
     20,000              2.00    September 1999                     20,000
     90,000              2.75    September 1999                     90,000
    160,000               .50    December 2001                     160,000
    100,000              1.25    December 2001                     100,000
    100,000              1.25    August 2001                       100,000
     50,000              1.75    December 2001                      50,000
     75,000              1.00    May 2000                           75,000
     37,500              2.50    May 2000                           37,500
     43,750              1.25    May 2000                           43,750
    153,000              2.00    May 2000 - July 2002              153,000
    -------                                                        -------

  3,798,250                                                      1,029,250
  =========                                                      =========

Effective for the year ended June 30, 1997, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock Based Compensation," ("FAS 123") which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees. FAS 123 requires the recognition of expense for such grants, described above, to acquire goods and services from all nonemployees. Additionally, although expense recognition is not mandatory for issuances to employees, FAS 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share information using the new method.

The Company has adopted the disclosure-only provisions of FAS 123. Accordingly, no compensation cost has been recognized for the issuances of stock options to employees. For the year ended June 30, 1997, employees of the Company were issued options to purchase a total of 2,899,000 shares of the Company's common stock at rates ranging from $1.00 to $3.25 per share expiring from September 1999 to December 2006. Had compensation cost for the Company's issuances of stock options during the year ended June 30, 1997 been determined based on the fair value at the date of grant consistent with the provisions of FAS 123, the Company's 1997 net income and earnings per share would have been decreased to the pro forma amounts indicated below:

                   SIMS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 10 - Stock Option and Bonus Plans (continued)

       Net loss - as reported                            $(2,788,896)
       Net loss - pro forma                              $(6,429,498)
       Net loss per share - as reported                  $     (.42)
       Net loss per share - pro forma                    $     (.96)

The Company utilizes the Black-Scholes options-pricing model to calculate the fair value of each individual issuance of options or warrants with the following assumptions used for grants during the year ended June 30, 1997; dividends yield of 0.0%; expected average annual volatility of 100.10%; average annual risk-free interest rate of 8%; and expected terms ranging from 1.5 to 4.5 years.
Stock Bonus Plan

Up to 3,000,000 shares of Common Stock may be granted under the Stock Bonus Plan. Such shares may consist, in whole or in part, of authorized but unissued shares, or treasury shares. Under the Stock Bonus Plan, the Company's employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares; provided, however, that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. For the years ended June 30, 1997 and 1996, 892,500 and 1,365,000 shares of the Company's common stock have been issued under the Stock Bonus Plan, respectively.

Note 11 - Stockholders' Equity

Common Stock

The Company is authorized to issue 40,000,000 shares of $.0001 par value Common Stock.

Preferred Stock

The Company is authorized to issue up to 300,000 shares of $.001 par value Preferred Stock. The Board of Directors has the authority to divide the Preferred Stock into series and, within the certain limitations, to set the relevant terms of such series created.

In April 1995, the Company's directors established the Company's Series A Preferred Stock and authorized the issuance of up to 50,000 shares. Each share of series A Preferred Stock is entitled to a dividend at the rate of $1.60 per share when, as and if declared by the Board of Directors. Dividends not declared do not cumulate. Additionally, each share of Series A Preferred Stock is convertible into .80 shares of the Company's Common Stock at any time after July 1, 1999. Upon any liquidation or dissolution of the Company, each outstanding share of Series A Preferred Stock is entitled to distribution of $20 per share prior to any distribution to the holders of the Company's common stock. As of June 30, 1997, the Company has 25,250 shares of Series A Preferred Stock issued and outstanding.

                   SIMS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 11 - Stockholders' Equity (continued)

Preferred Stock (continued)

In March 1996, the Company's directors established the Company's Series B Preferred Stock and authorized the issuance of up to 100,000 shares. Each share of series B Preferred Stock is entitled to a dividend at the rate of $.15 per share when, as and if declared by the Board of Directors. Dividends not declared do not cumulate. Additionally, each share of Series B Preferred Stock is convertible into one share of the Company's Common Stock. Upon any liquidation or dissolution of the Company, each outstanding share of Series B Preferred Stock is entitled to distribution of $1.00 per share prior to any distribution to the holders of the Company's common stock. As of June 30, 1997, the Company has 100,000 shares of Series B Preferred Stock issued and outstanding.

During the year ended June 30, 1996, the Company paid a total of $8,200 in dividends to Preferred Stockholders. For the year ended June 30, 1997, the Company did not declare any dividends payable.

Warrants

In conjunction with the Company's February, 1995 Public Offering, the Company issued 1,811,250 Series A and Warrants and 1,811,250 Series B Warrants. Every block of five Series A warrants entitles the holder to purchase one share of the Company's Common Stock at a price of $ 35.00 per share until February 10, 1998. Every block of five Series B warrants entitles the holder to purchase one share of the Company's Common Stock for $ 45.00 per share until February 10, 1998. Under specific conditions, the Company may redeem both the Series A and Series B Warrants.

Equity Transactions

During the year ended June 30, 1996, the following equity transactions occurred:

          The Company agreed to issue an additional 1,000 shares of the Series A preferred stock as payment for the repurchase of certain franchises valued at $20,000.

          The Company converted $362,000 of officer advances payable into 175,110 shares of the Company's common stock at $2.07 per share.


          The Company issued 1,365,000 shares of the Company's common stock at $1 per share for a total of $1,365,000 as compensation for services from officers and other employees.

          The Company agreed to issue 100,000 shares of $.001 par value Series B convertible preferred stock as repayment of certain officer advances payable valued at $100,000. Each share of the Series B preferred stock can be converted into one share of the Company's common stock at the option of the holder.

                   SIMS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 11 - Stockholders' Equity (continued)

Equity Transactions (continued)

     The Company issued 419,940 shares of its common stock in repayment of loans of $209,970 from certain officers.

     Certain officers of the Company forgave $124,294 of officer advances payable and $400,000 of accrued salaries. For financial statement purposes this amount has been treated as a contribution to capital.

During the year ended June 30, 1997, the following equity transactions occurred:

          The Company acquired a 10% minority interest in Smartphone valued at $200,000 for 400,000 shares of the Company's common stock (Note 5).

          The Company acquired Link Technologies, Inc. and Subsidiaries for 674,157 shares of the Company's common stock with a value of $600,000 (Note 17).

          The Company issued 892,500 shares of the Company's common stock for $927,978 of professional services received.

          The Company issued 800,000 shares and 1,392,570 shares at $.50 per share and $.70 per share in private placements, respectively, raising $1,176,640 net of $198,160 in offering costs. The Company also issued 100,000 shares to the underwriter in connection with these offerings.

          The Company converted $125,000 of convertible debt to 192,860 shares of the Company's stock at rates ranging from $.50 to $.70 per share.

          The Company issued options to purchase 250,000 shares of the Company's Common Stock at rates ranging from $1.25 to $1.75 per share in exchange for professional consulting services. $325,578 of expense has been recognized at imputed values ranging from $1.23 to $1.38 per option. These options expire from August 2001 to December 2001.

          The Company issued options to purchase 309,250 shares of the Company's common stock at rates ranging from $1.00 to $2.50 per share in connection with the 8% convertible notes payable. These options have an imputed value of $353,686 based on rates ranging from $1.01 to $1.29. The amount was recorded as deferred loan costs and is being amortized over the life of the loans. As of June 30, 1997, $178,185 has been expensed. These options expire from May 2000 to July 2002.

                   SIMS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 12 - Stock Splits

In March 1996, the Company declared a 1 for 10 reverse stock split. Accordingly, all weighted average share, per share and option information throughout the consolidated financial statements has been restated to reflect these split.

Note 13 - Significant Customers

As of June 30, 1997, one individual accounted for approximately $500,000 (100%) of licensing revenue. One Corporation accounted for $985,000 (79%) of equipment and other revenue. Another franchisee and stockholder accounts for $724,264 (85%) of the franchise and customer deposits.

As of June 30, 1996, one franchisee accounted for $50,000 (62%) of franchise revenue and $384,000 (46%) of equipment and other revenue. Another franchisee and stockholder accounts for $724,264 (83%) of the franchise and customer deposits.

Note 14 - Business Segments

The Company's principal operations are in the telecommunications and cellcular industries. In prior years, the Company also generated significant revenues from the franchising of cellular related technology. However, trends in the industry forced the Company to change their focus, therefore, franchising no longer generates significant revenues or losses. The Company still is involved in minimal franchising activities, however, franchising is no longer considered a significant segment and does not require separate disclosures. No formal plan has been adopted related to the discontinuance of franchising operations.

Note 15 - Commitments and Contingencies

Operating Leases

The Company leases its administrative offices under a noncancelable operating lease through February 1998. The minimum annual rent will increase each year by an amount based in the Consumer Price Index. The Company is also responsible for paying its portion of the common area maintenance, real estate taxes and insurance expenses. The Company also leases two other facilities; one in Florida and one in California, under noncancelable operating leases through February 1998 to June 2002. Additionally, the Company also leases various office equipment under noncancelable operating leases with terms up to 4 years. Rental expense for the years ended June 30, 1997 and 1996 was $101,039 and $106,705, respectively.

                   SIMS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 15 - Commitments and Contingencies (continued)

Operating Leases (continued)

Future minimum lease commitments at June 30, 1997 are as follows:

        Year Ending June 30,

              1998                                        $ 122,656
              1999                                           37,227
              2000                                           35,000
              2001                                           35,000
              2002                                           35,000
              ----                                           ------

                                                          $ 264,883
                                                          =========

Employment Agreements

     The Company has entered into five year employment agreements with four officers of the Company commencing April 7, 1997. Each officer is entitled to a first year salary of $90,000, increasing 15% per year until the agreement is expired. If the Company has not demonstrated its ability to operate profitably within one year, the increase will only be 5% until such time that profitable operations have been achieved. Each officer is granted 500,000 options to purchase shares of the Company's common stock for $.50 per share until December 31, 2002 pursuant to the Non-Qualified Stock Option Plan. Additionally, the officer will receive 50,000 options to purchase shares of the Company's common stock for $.50 per share until December 31, 2002. These shares are not pursuant to any plan. As additional compensation, each officer is entitled to receive an incentive bonus computed based upon annual Company revenues from operations and is entitled to other benefits, including an automobile allowance. As of June 30, 1997, $256,000 of accrued officer salaries payable is included in accrued expenses.

     The Company has also entered into five year employment agreements with two officers of a subsidiary of the Company commencing on January 1, 1997. Each officer is entitled to a salary of $ 72,000 per year. Each officer is granted 302,000 options to purchase shares of the Company's common stock for $1.00 per share until December 31, 2001 pursuant to the Incentive Stock Option Plan. Additionally, the officer will receive 20,000 options to purchase shares of the Company's common stock for $1.00 per share until December 31, 2001. These shares are not pursuant to any plan. As additional compensation, each officer is entitled to receive an incentive bonus computed based upon annual Company revenues from operations and is entitled to other benefits, including an automobile allowance.

                   SIMS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 15 - Commitments and Contingencies (continued)

Royalty Agreement

     The Company has entered into an agreement with Telemac, Inc., the developer of the software for real time billing. This agreement provides for the Company to pay Telemac 7% of gross receipts based on cellular telephone rentals.

     Additionally, the Company has an agreement with an individual requiring payments based upon the net profits of Cellex Communications, Inc. (Cellex). 20% of Cellex's net profits are to be remitted to this individual pursuant to the terms of the agreement. As of June 30, 1997, Cellex has remitted $22,818 in profit participation payments to this individual.

Consulting Agreements

     The Company has entered into a one year consulting agreement effective from August 1996 and a two year consulting agreement effective from October 1996. The one year agreement provides the consultant with 175,000 shares of the Company's common stock and options to purchase 150,000 shares of the Company's common stock in exchange for general business services such as execution of a business plan, public relations and identification of sales opportunities. The two year agreement provides the consultants with 100,000 shares of the Company's common stock and options to purchase an additional 100,000 shares of the Company's common stock in exchange for the consultant's assistance in introducing the Company to potential European investors and in setting up relationships with international business contacts. The options have exercise prices ranging from $1.25 to $1.75 per share and expire five years from the date of grant (Note 11).

Litigation

     A matter is pending in state court in Palm Beach County, Florida, whereby the plaintiff seeks damages in excess of $3,800,000 for breach of agreement. The Company has filed an Answer and Affirmative Defenses denying the claims and intends to continue to vigorously defend themselves against these claims. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Additionally, a franchisee has demanded that the Company repurchase his franchises for approximately $1,000,000 or a suit for breach of the franchise agreement will be filed. The Company is currently attempting to negotiate a settlement and has approximately $770,000 accrued relating to this obligation.

     The Company is also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

                   SIMS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 16 - Statements of Cash Flows

During the fiscal year ended June 30, 1996, the Company transferred $517,017 of ACDC units, from inventory to property, plant, and equipment as these units represented company owned locations. During the fiscal year ended June 30, 1997, the Company transferred $419,275 of ACDC units from property, plant and equipment to inventory.

During the fiscal year ended June 30, 1996, the Company had a 1 for 10 reverse stock split.

During the fiscal year ended June 30, 1996, the Company bought back franchisees upon the issuance of preferred stock (Note 11).

During the fiscal year ended June 30, 1996, the Company converted accrued officer salaries, officer advances payable, debt and accrued interest to common and preferred stock (Note 10).

During the fiscal year ended June 30, 1997 and 1996, the Company bought back franchisees by entering into debt obligations totaling $135,000 and $147,000, respectively, equal amounts of inventory and other assets were received by the Company.

During the fiscal year ended June 30, 1997, the Company issued 400,000 shares of common stock for a 10% interest in Smartphone which was valued at $200,000.

During the fiscal year ended June 30, 1997, the Company converted an account receivable to a note receivable in the amount of $150,000.

 During the fiscal year ended June 30, 1997, the Company acquired Link Technologies, Inc., and Subsidiaries for 674,157 shares of common stock, with a value of $600,000 (Note 17). During the fiscal year ended June 30, 1997, the Company acquired fixed assets of $45,535 through a capital lease.

  During the fiscal year ended June 30, 1997, the Company converted $125,000 of convertible notes payable to 192,860 shares of common stock.

  During the fiscal year ended June 30, 1997, the Company purchased $30,600 of Debit Link machines from officers of the Company and was recorded as a notes payable to officers.

  During the fiscal year ended June 30, 1997, the Company issued stock options to individuals as an inducement to provide financing pursuant to the 8% convertible notes payable. The options had an imputed value of $353,686. As of June 30, 1997, $178,185 has been amortized to expense with the remaining $175,501 recorded as deferred loan costs and included in prepaids and other current assets (Note 11).

                   SIMS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 17 - Acquisition

Effective January 1, 1997, the Company acquired Link Technologies, Inc. and Subsidiaries (Link) for 674,157 shares of the Company's common stock, with a value of $600,000.

The accompanying consolidated financial statements includes the results of operations from the effective date of the acquisition, January 1, 1997, of Link.

The acquisitions are accounted for under the purchase method of accounting applying the provisions of Accounting Principles Board Opinion No. 16 ("APB 16"). Pursuant to the requirements of APB 16, the aggregate purchase price, based on fair values, will be allocated to the tangible and intangible assets and liabilities assumed based on their estimated fair value at the date of the acquisitions.

The aggregate purchase price allocated to the assets acquired and liabilities assumed which are included in the consolidated financial statements consists of:


          Assets acquired
            Cash                                            $ 2,737
            Accounts Receivable                             142,234
            Inventory                                       160,742
            Fixed assets                                    201,032
            Patents                                         484,222
                                                            -------
                                                            990,967
          Liabilities assumed:
            Accounts payable and accrued expenses          (390,967)
                                                           --------

   Net assets acquired                                      600,000

  Fair value of common stock issued                         600,000

The common stock issued in the acquisition was recorded at the market value of the stock on the date of the acquisition which was $.89 per share.

                   SIMS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 17 - Acquisition (continued)

Pro Forma Statement of Operations

The unaudited pro forma results of operations had the Company acquired Link as of July 1, 1996 and 1995 are as follows for the fiscal years ended June 30, 1997 and 1996:
                                                      June 30,
                                                      --------
                                              1997               1996
                                           -----------        ----------

      Revenues                              $4,792,000        $3,119,000
                                            ==========        ==========

      Net loss                             $(2,780,000)      $(4,206,000)

      Net loss per common share            $      (.42)      $     (1.76)
                                            ==========       ===========