Form 10QSB
period 1997-09-30
SIMS COMMUNICATIONS INC
filed 1997-11-25
CIK 907127

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended  September 30,1997

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

                               Yes_X___ No____

As of November 14,1997 the Company had 9,166,995 shares of Common Stock issued and outstanding.


                               Page 1 of 14 Pages

                        PART I. FINANCIAL INFORMATION

Part  1.           Financial Information

Item 1.           Index to Financial Statements

SIMS COMMUNICATIONS, INC.
CONSOLIDATED FINANCIAL STATEMENTS                               Page

Consolidated Balance Sheets at
      September 30 1997 and June 30, 1997                        3

Consolidated Statements of Income for the Three Months
       Ended September 30, 1997 and 1996                         5

Consolidated Statement of Cash Flows for the
        Three Months Ended  September 30, 1997 and 1996          6

Consolidated Statement of Stockholders' Equity
      for the Three Months Ended September 30, 1997.             7

Notes to Consolidated Financial Statements.                      8

Item 2.           Management's Discussion and Analysis  of
     Financial Condition and Results of Operations.              12

Part 11.          Other Information                              14

SIMS COMMUNICATIONS INC AND SUBSIDIARIES
  CONSOLIDATED BALANCE SHEETS


                                                     SEPTEMBER 30,    JUNE 30,
                                                         1997           1997
                      ASSETS                          (Unaudited)    (Audited)
CURRENT ASSETS

Cash and cash equivalents ($250,000 restricted)             $275,758   $295,900
Accounts receivables, less allowance for doubtful            173,728    205,888
accounts of $27,584
Inventories                                                1,096,890  1,083,199
Prepaid expenses and other current assets                    113,589    205,860
Notes receivable, current portion                            215,923    215,442
                                                      --------------  ---------
               Total Current Assets                        1,875,888  2,006,289

PROPERTY AND EQUIPMENT
Property & Equipment net of accumulated                      691,115    737,079
depreciation of
$457,072 in Sept. 1997 and $424,002 June 1997

OTHER ASSETS
Notes receivables                                            725,967    726,448
Patents, net of accumulated amortization                     462,836    474,941
Investments (Note 5)                                       1,510,000  1,510,000
Other                                                         85,215     89,416
                                                     ---------------  ---------
                Total Other Assets                         2,784,018  2,800,805
                                                     ---------------  ---------
                   Total Assets                           $5,351,021 $5,544,173
                                                          ========== ==========

SIMS COMMUNICATIONS INC. AND SUBSIDIARIES
  CONSOLIDATED BALANCE SHEETS


                                                       SEPTEMBER 30,  JUNE 30,
                                                           1997         1997
                                                        (Unaudited)  (Audited)

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and Accrued Expenses                     $1,529,366  $1,295,105
Bank Line of credit                                          250,000     250,000
Current obligations under capital lease (Note 3)               8,377       8,377
Current maturities of long term debt (Note 2)              1,259,361   1,066,985
Franchise deposits and deferred revenue                      923,019     944,154
Officer advances payable                                     231,694      65,809
                                                       -------------  ----------
              Total Current Liabilities                    4,201,817   3,630,430

LONG TERM LIABILITIES
Long term debt (Note 2)                                       40,000      48,000
Obligations under capital leases (Note 3)                     37,145      37,919
                                                       -------------  ----------
             Total Long Term Liabilities                      77,145      85,919
                                                       -------------  ----------
                  Total Liabilities                        4,728,962   3,716,349
                                                       -------------  ----------
Commitments and contingencies

STOCKHOLDERS' EQUITY (Notes 6 and 7)
  Preferred stock, Series A, $.001 par value,50,000               25          25
shares authorized,
    25,250 shares issuedand outstanding (liquidation
preference of $505,000)
  Preferred stock, Series B, $.001 par value, 100,000            100         100
shares authorized,
    100,000 shares issued or outstanding (liquidation
preference of
    $100,000)
  Common Stock $.0001 par value 40,000,000 shares                917         848
authorized:
    shares issued and outstanding 9,166,995 Sept. 30,
1997 and 8,481,995
    June 1997
  Additional Paid In Capital                              15,721,578  15,134,047
Accumulated Deficit                                     (14,650,561) (13,307,196)
                                                       -------------  ----------
              Total Stockholders Equity                    1,072,059   1,827,824
                                                       -------------  ----------
Total Liabilities and Stockholders' Equity                $5,351,021  $5,544,173
                                                          ==========  ==========

   See notes to consolidated financial statements.

SIMS COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED SATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 1997 and 1996
(Unaudited)

                                                          Three Months Ended
                                                            September 30,
                                                           1997        1996
Revenues
Equipment & Other                                            26,234     $308,382
Activations                                                 368,177      541,140
Rental                                                      136,010      346,246
Calling Card & Long Distance                                 87,063          926
                                                       ------------    ---------
                    Total Revenues                          617,484    1,196,694

Cost of Sales                                               405,103      887,452
                                                       ------------    ---------
Gross Profit                                                212,381      309,242

Operating Expenses                                          500,148      356,251
 General & Administrative                                    61,889       57,996
  Depreciation and Amortization                             285,516      298,435
  Selling & Marketing                                       682,901            0
  Equity Based Compensation/Services                              0        1,497
  Research & Development                               ------------    ---------
                                                          1,530,454      714,179
                    Total Expenses                     ------------    ---------

Operating Loss                                           (1,318,073)   (404,937)

Other income (expense)
  Interest income                                             8,174        3,010
  Interest Expense                                          (33,466)    (156,338)
                                                       ------------    ---------
                                                            (25,292)     (12,328)
                                                       ------------    ---------
Loss before income taxes                                 (1,343,365)    (417,265)
Income tax benefit                                               --          --
                                                       ------------    ---------
Net Loss                                                ($1,343,365)   ($417,265)
                                                       ============    =========
Net loss per common share                                    ($0.15)      ($0.10)
Weighted Average Common Shares Outstanding                8,891,995    4,029,908


   See notes to consolidated financial statements.

SIMSCOMMUNICATIONS INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE THREE MONTHS ENDING SEPTEMBER 30, 1997 AND 1996
  (Unaudited)

                                                           September 30,
                                                        1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                            ($1,343,365)     ($417,265)
Adjustmentsto reconcile net loss to net cash used
in operating activities
    Depreciation and Amortization                          61,889         57,996
    Imputed value of options granted for services          87,751              0
and interest
    Expenses of prior period stock issued                  (7,550)             0
    Stock issued for services                             595,150              0
    Changes in assets and liabilities
                    Inventories                           (13,691)       241,719
                    Accounts and other receivables         31,679       (312,739)
                    Prepaid Expenses and Other              4,520          7,945
Current Assets
                    Accounts Payable and Accrued          234,261        249,199
Expenses
                    Franchise and customer deposits       (21,135)       (10,000)
                                                    -------------      ---------
       NET CASH FROM (USED IN) OPERATING ACTIVITIES      (370,491)      (183,145)

CASH FLOWS FROM INVESTING ACTIVITIES
    Repayments (advances) on notes receivable                 481              0
    Capital expenditures                                   (3,820)              0
    Change in other assets                                  4,201          3,287
                                                    -------------      ---------
                 NET CASH FROM INVESTING ACTIVITIES           862          3,287

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of long-term debt              194,000              0
    Proceeds (payments to) from officer advances          165,885        156,174
    Payments of obligation under capital lease               (774)        (2,040)
    Payments on long-term debts                            (9,624)       (27,392)
                                                    -------------      ---------
          NET CASH PROFIDED BY FINANCING ACTIVITIES       349,487        126,742
                                                    -------------      ---------
NET INCREASE (DECREASE) IN CASH                           (20,142)       (53,116)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         $295,900        322,542
                                                    -------------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $275,758        269,426
                                                    =============      =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
    Cash paid during the 3 months for interest            $13,981       $15,338

NON-CASH INVESTING AND FINANCING ACTIVITIES (Note 16)

  See notes to consolidated financial statements

SIMS COMMUNICATIONS INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
  FOR THE 3 MONTHS ENDING SEPTEMBER 30, 1997
  (Unaudited)

                              PREFERREED STOCK SUBSCRIBED         COMMON STOCK
                              SERIES A           SERIES B
                          NUMBER             NUMBER             NUMBER              ADDITIONAL
                            OF                 OF                 OF                 PAID IN    ACCUMULATED
                          SHARES   AMOUNT    SHARES   AMOUNT    SHARES    AMOUNT     CAPITAL      DEFICIT       TOTAL

Balance - June 30, 1997    25,250     $25    100,000    $100    8,481,995   $848   $15,134,047  $(13,307,196) $1,827,824

Net loss - 3 months                                                                               (1,343,365) (1,343,365)
ended
September 30, 1997

Common stock issued for                                          200,000      20           (20)                        0
the conversion of
incentive stock options
net of the shares
returned to Company as
payment

Issuance of Common Stock                                         485,000      49       595,101                   595,150
For Services

Prior Year Common Stock                                                                 (7,550)                   (7,550)
Issuance Cost
                         ----------------------------------------------------------------------------------------------------
Balance - September 30,    25,250     $25    100,000    $100   9,166,995    $917   $15,721,578  ($14,650,561) $1,072,059
1997
                          =======   ======= ========  ======== ========  =========   =========     ==========   ========


                    SIMS COMMUNICATIONS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 1 - Organization and Significant Accounting Policies

Organization

Sims Communications Inc. and Subsidiaries (the Company) was incorporated in the State of Delaware on August 15, 1991. The Company was formed as a communications equipment company and has expanded its focus to include telecommunication services, cellular telephone activations and rentals, long distance, prepaid calling cards, inbound 800 service and international operator services. Its customers are located throughout the states of Florida, North and South Carolina, California, Michigan, Wisconsin, Mississippi, and Louisiana. Additionally, the company has established relationships for future international sales in Europe, Asia and Canada.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual Filing Statement on form 10-KSB.

Principles of Consolidation

The consolidated financial statements includes the accounts of Sims Communications Inc. and its wholly owned subsidiaries Sims Franchise Group, Inc., Cellex Communications, Inc., Sims Communications International, Inc. and Link Technologies Inc. and its wholly owned subsidiaries New View Technologies, Inc., Link Dispensing Systems, Inc., and Southeast Phone Card, Inc. All intercompany balances and transactions have been eliminated in consolidation. The minority investments in Smartphone and Cancall are accounted for under the cost method.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity date of three months or less to be cash equivalents.

Inventories

Inventories consists primarily of automated cellular distribution centers (ACDC's), cellular phones, other communication equipment and Link Technologies' debit and calling card vending machines and equipment and Point of Sale( POS ) materials. This is recorded at the lower of cost or market determined by the first-in, first out method.

Property and Equipment

Property and equipment are recorded and depreciated  over their estimated useful
lives  (5-7  years),  utilizing  the  straight-line  method.   Expenditures  for
maintenance and repairs are charged to expense as incurred

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

Patents

Patent costs are those costs related to filing for patents and the value allocated to patents based upon the business acquisition of Link Technologies and subsidiaries . They will be amortized based on the expected useful life over a ten year period.

Note 2- Notes and Loans Payable

During the quarter ended September 30, 1997 the company issued $ 194,000 of 8% convertible debt maturing January through May 1998. The debt is convertible into Common stock at $1.25 per share ,and 58,200 common stock options at $ 2.00 per share (options expire through 2002) were issued as additional benefits.

A detail listing of debt follows:
                                                               Sept. 30,1997
Promissory note  payable at 10% interest  payable
monthly, commencing  Sept. 15, 1995.  Balance of principal
 is payable in full on January 31, 1998.  As additional
consideration, the Company agrees to pay the note holder
15.5% of all profits received through the Company's
 agreements with Commonwealth Group International                  $310,348

Note payable - principal and 11% interest payable in monthly installments of $541 through June 14, 1998.
Collateralized by equipment.                                          4,513

8% Convertible notes payable, principal due at maturity dates ranging from January thru April 1998. Debt includes conversion to common stock feature with conversion rates ranging from $ 1.25 to $ 2.50 per share. Additionally, each note holder was issued options to purchase share of the Company's stock. 866,500

Note payable - $5,000 principal plus interest (prime +1%), 70,000 payable monthly through September 1998

Note payable -  principal (non interest bearing) payable in
monthly installments of $1,500 through June  2000.                   48,000
                                                                -----------
                                                                  1,299,361

                              Less: Current Maturities          ( 1,259,361)
                                                                -----------
                              Total Long Term                      $ 40,000
                                                                ===========
Note 3 Capital Leases

The company leases various office equipment which, is accounted for as capital leases. The current liability for the leases is $ 8,377 and the long term portion is $37,145 payable through the year 2002.

Note 4 - Continuing Operations and Subsequent Transactions

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. In prior years, the Company had been in the development state and did not begin earning significant revenues until the middle of fiscal year ended 1994. During the years ending June 1995 and June 1996 and June 1997, the Company continued to suffer recurring losses from operations. In fiscal year ended June 30, 1995, the Company completed an initial public offering for $5.2 million.

Subsequent to September 1997, the company obtained $ 1 Million from the sale of convertible notes to foreign investors. These notes are convertible into the Company' s after December 1997 under SEC Reg S. The formula for conversion is 72% of the average closing bid price for the 5 days preceding the conversion date.

The company is looking to raise additional funds through equity capital private placements or debt. However, there can be no assurance that the Company will be successful in obtaining additional funds or that cash flows, from operations may be sufficient to meet future obligations of the company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 5-Investment in Non Consolidated Subsidiaries

In September 1996, the company acquired a 10% minority investment in Smartphone, Inc. (a company that sells a debit cellular telephone) from Sims management at their original cost basis. This was effected by the issuance of 400,000 shares of common stock at a $ .50 per share value. This investment is recorded under the cost method.

During the year ended June 1997 the Company received 1,807,800 shares of Cancall Cellular Communications, Inc. Class A preferred stock with a recorded value of $ 1.310,000 , from the sale of licensing rights and equipment. The Cancall stock can be converted in 3,013,000 shares of Cancall's common stock at the rate of $
 .60 (Canadian) per share after a one year mandatory holding period. Cancall's common stock is traded on the Vancouver Stock Exchange under the symbol CLE.

Note 6 Stockholders Equity

During the quarter ended September 30, 1997, the company issued 165,000 shares of common stock to officers, a director and employees for services at prices between $ 0.65- $ 1.39 per share. The company issued 320,000 shares to consultants for services valued at $ 402,000.

The company issued 200,000 shares of common stock to two officers for the conversion of incentive stock options valued at $ 1.00 per share, net of options for common stock returned to the company, then valued at $ 1.50 per share.

Note 7-Stock Options

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operation-Three Months Ending September 30, 1997

During the three month period ended September 30, 1997, total revenues amounted to $617,484 versus $1,196,694 for the comparable period of the prior year. The company has continued a transition to change its existing sales matrix to include new focal points for expanding its sales into new markets and categories. This is to include vertical expansion of prepaid calling cards, home long distance and the company's newly acquired Link DebitLink Point of Sales
(POS) terminals which emphasize the new company posture. The company still remains focused on cutting costs and improving the bottom line.

Revenues from cellular rentals decreased to $136,010 in the quarter ending September 30, 1997 from $346,246 for the comparable period of the prior year due to the closing of phone rental locations that were not profitable. Cellular activations decreased to $368,177 from $541,140 from the comparable period of the prior year due to the overall reduction and competitive pressure for new cellular service. The new shift is to focus on providing profitable full telecommunications services to its AAA auto clubs and increases in efforts to acquire new profitable AAA clubs. The goal is to duplicate the success the company had demonstrated with the Florida Louisiana and Mississippi Club.

Calling card and home long distance revenue increased to $ 87,063 in the quarter ending September 1997 versus $926 for the prior years comparable quarter, with the continuance of calling cards at Alamo Rent a Car and select AAA Auto Club locations and a continued building of the home long distance customer base. The company will continue its expansion of the calling cards to include new channels of distribution utilizing its automated calling card dispensing technologies in locations such as Amtrak stations and McCrory convenience stores.

Cost of sales for the three months ending September 30, 1997 largely reflect costs associated with the company's cellular rental and calling card operations and cellular phone activation program.

Total operating expenses for the current quarter ending September 30, 1997 ($1,530,454) have increased from last year ($714,179) due to stock based compensation of $ 682,901 (conserving cash) and the increase in general and administrative expenses by $ 143,897 (primarily reflective of the Link acquisition, startup of a new production facility and employee expenses), net of cost controls. The company has continued to implement changes in senior management, in the position of COO, with the mission to control costs, and to lay the ground work necessary for a well managed and profitable growth in all product lines.

Interest expenses have increased reflective of the financing the company has secured to develop its business plans and adoptive strategies.

Liquidity and Sources of Capital

During the quarter ended September 30, 1997 the company had a net loss of $1,343,365 versus a $417,265 loss in the comparable quarter from the prior year. The current quarter's liquidity short fall has been funded through private placements of the company's short term convertible debt, loans from officers, and increase in payables and accruals. Additionally, $.6 million in common stock has been issued for services rendered.

Subsequent to September 30, 1997 the company received funding of $1 million from the sale of convertible notes to foreign investors. At anytime after December 3, 1997 the notes are convertible into shares of the company stock. For conversion purposes, the Company's common stock will be valued at 72% of the average closing bid price of the common stock on the five trading days preceding the conversion date. Current conversations with these note holders indicate that they desire to convert the debt into common stock (REG S).

Additional financing is being pursued to provide the company with the resources to support the planned expansion opportunities brought about by the Link Technologies acquisition.

The company does not have any available credit, bank financing or other firm external sources of liquidity. Due to historical operating losses, the company's operations had not been a source of liquidity. In order to obtain capital, the company plans to sell additional shares of its common stock in the form of private placements and/or issue debt. The company does not have any material capital commitments during the year ending June 30, 1998 except for normal operations, working capital requirements, and the future rollout of its new products lines.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SIMS COMMUNICATIONS, INC.



                                    By:  /s/ Melvin Leiner
                                           Melvin Leiner
                                           President


                                           /s/ Bruce S. Schames
                                          Bruce S. Schames
                                          Chief Financial Officer

Date: November 21, 1997