Form 10QSB
period 1997-12-31
SIMS COMMUNICATIONS INC
filed 1998-02-17
CIK 907127

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  ----------

                                   FORM 10-QSB
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31,1997

                            SIMS COMMUNICATIONS, INC.

            (Exact name of registrant as specified in its charter)

                        Commission File Number: 0-25474
              Delaware                                  65-0287558

   (State or other jurisdiction of          (I.R.S. Employer incorporation or
            organization)                           Identification No.)

                17821  Skypark  Circle  Suite G,  Irvine  CA 92514
              (address  of  principal executive offices) (Zip Code)

                                (714) 724-9094
             (Registrant's telephone number, including area code)

          3333 South Congress Ave., Suite 401 Delray Beach Fl. 33445
                  (Former name, former address and former fiscal year,
                          if changed since last report)

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

     As of February 3, 1998 the Company had 18,919,932 shares of Common Stock issued and outstanding.

PART I.  FINANCIAL INFORMATION

Part  1.    Financial Information

Item 1.     Index to Financial Statements

SIMS COMMUNICATIONS, INC.
CONSOLIDATED FINANCIAL STATEMENTS                               Page

Consolidated Balance Sheets at
      December 31 1997 and June 30, 1997                              3
Consolidated Statements of Operations for the Three and
       Six Months Ended December 31, 1997 and 1996.                   5
Consolidated Statement of Cash Flows for the
        Six Months Ended  December  31, 1997 and 1996.                6
Consolidated Statement of Stockholders' Equity
      for the Six Months Ended December 31, 1997.                     7
Notes to Consolidated Financial Statements.                           8

Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations.                   14


Part 11.   Other Information                                          15

                   SIMS COMMUNICATIONS INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                December 31,     June 30,
                                                                   1997            1997
                                                                (Unaudited)      (Audited)

CURRENT ASSETS:
  Cash and cash equivalents ($250,000 restricted)                  370,432   $    295,900
  Accounts receivables, less allowance for doubtful
     accounts of  $27,584                                          137,460        205,888
  Inventories (Note 5)                                           1,484,489      1,083,199
  Prepaid expenses and other  current assets                        21,787        205,860
  Notes receivable, current portion                                221,667        215,442
                                                                ----------   ------------
  Total Current Assets                                           2,235,835      2,006,289
                                                                ==========   ============

PROPERTY AND EQUIPMENT
  Property & Equipment                                           1,161,081      1,161,081
  Accumulated depreciation                                         527,713        424,002
                                                                ----------   ------------
  Net property and equipment                                       633,368        737,079

OTHER ASSETS
  Notes receivables (Less allowance for
   $169,000 in Dec. 1997 - Note 5)                                 551,223        726,448
  Patents, net of accumulated amortization                         450,731        474,941
  Investments (Notes 4 and 5)                                      200,000      1,510,000

Other                                                               81,021         89,416
                                                                ----------   ------------
  Total Other Assets                                             1,282,975      2,800,805
                                                                ----------   ------------
TOTAL ASSETS                                                    $4,152,178   $  5,544,173
                                                                ==========   ============

                   SIMS COMMUNICATIONS INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                December 31,     June 30,
                                                                   1997            1997
                                                                (Unaudited)      (Audited)
CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses                         $   954,537    $  1,295,105
  Bank line of credit                                               250,000         250,000
  Current obligations under capital lease (Note 8)                    8,377           8,377
  Current maturities of long term debt  (Note 2)                  1,129,738       1,066,985
  Franchise deposits and deferred revenue                           818,019         944,154
  Officer advances payable                                                0          65,809
                                                                -----------    ------------
  Total Current Liabilities                                       3,160,671       3,630,430

LONG TERM LIABILITIES
  Long term debt (Note 2)                                            40,000          48,000
  Obligations under capital leases (Note 8)                          30,898          37,919
                                                                -----------    ------------
  Total Long Term Liabilities                                        70,898           5,919
                                                                -----------    ------------
  Total Liabilities                                               3,231,569       3,716,349
                                                                -----------    ------------
  Commitments and contingencies                                          --              --
                                                                -----------    ------------

STOCKHOLDERS'  EQUITY  (Notes 6 and 7)
  Preferred  stock,  Series A,  $.001 par value, 50,000
   shares authorized,  25,250 shares issued and outstanding
   (liquidation preference of $505,000)                                 25               25
  Preferred stock, Series B, $.001 par value,
   100,000 shares authorized, 100,000 shares issued and
   outstanding (liquidation preference of $100,000)                    100              100
  Common stock  $.0001 par value 40,000,000 shares
   authorized: shares issued and outstanding 13,981,524
   December 1997 and 8,481,995 June 1997                             1,417              848
  Additional Paid In Capital                                    17,436,113       15,134,047
  Accumulated Deficit                                          (16,517,046)     (13,307,196)
                                                               -----------     ------------
  Total Stockholders Equity                                        920,609        1,827,824
                                                               -----------     ------------
  Total Liabilities and Stockholders' Equity                   $ 4,152,178     $  5,544,173
                                                               ===========     ============

  See notes to consolidated financial statements

SIMS COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended December 31, 1997 and 1996
(Unaudited)

                                                        Three Months Ended           Six  Months Ended
                                                              Dec. 31                     Dec. 31,
                                                        1997          1996           1997           1996
Revenues
Equipment & Other                                 $   55,013      $ 181,451    $    81,247    $   488,907
Activations                                          201,104        473,107        569,281      1,014,247
Rental                                                62,881        222,454        198,891        568,700
Calling Card & Long Distance                          73,846        158,785        160,909        159,711
                                                 -----------    -----------    -----------    -----------
Total Revenues                                       392,844      1,035,797      1,010,328      2,231,565

Cost of Sales                                        242,853        620,879        647,956      1,508,331
                                                 -----------    -----------    -----------    -----------
                    Gross Profit                     149,991        414,918        362,372        723,234

Operating Expenses
General & Administrative                             413,022        257,130        913,170        613,381
Depreciation and Amortization                         66,031         49,996        127,920        107,992
Interest-net                                          56,325         12,595         81,617         24,923
Selling & Marketing                                  462,868        247,328        748,384        545,763
Stock Based Compensation/Services                     85,230        381,393        768,131        381,393
Research & Development                                     0         25,571              0         27,068
Provisions for Bad Debt & Contract Termination       933,000              0        933,000              0
                                                 -----------    -----------    -----------    -----------
Total Expenses                                     2,016,476        974,013      3,572,222      1,700,520

Income /(Loss) Before Income Taxes               $(1,866,485)   $  (559,095)   $(3,209,850)     $(977,286)
                                                 -----------    -----------    -----------    -----------
Income Tax Expense                                        --             --             --             --
                                                 -----------    -----------    -----------    -----------

Net Income/(Loss)                                $(1,866,485)     $(559,095)   $(3,209,850)     $(977,286)
                                                 ===========    ===========    ===========    ===========
Net Income/(Loss) Per Common Share               $      (.19)   $      (.10)   $      (.35)   $     (0.22)
                                                 ===========    ===========    ===========    ===========

Weighted Average Common Shares
Outstanding
                                                   9,969,417      5,404,411      9,224,830      4,498,814
                                                 ===========    ===========    ===========    ===========


SIMS COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDING DECEMBER 31, 1997 AND 1996
(Unaudited)


                                                                 December  31,

CASH FLOWS FROM OPERATING ACTIVITIES                         1997             1996
Net (loss)                                                 $(3,209,850)     $(751,786)
Adjustments to reconcile net loss to net cash used
  in operating activities:
     Depreciation & Amortization                               127,920        107,992
Equity Based Compensation/Services                             615,463        155,893
Expenses of Stock issued                                      (180,505)
Provision for Contract Termination                             764,000
Changes in assets and liabilities
     Inventories                                              (401,290)       283,817
  Accounts and other receivables                                68,428        (27,847)
  Prepaid Expenses and other Current Assets                     31,405        (26,000)
  Accounts payable and accrued expenses                       (251,327)       165,416
  Franchise and customer deposit & Deferred Revenues          (126,135)       (46,501)
  Deposits                                                           0           (255)
                                                            ----------     ----------
NET CASH FROM (USED IN) OPERATING ACTIVITIES                (2,561,891)      (139,271)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                               0        (33,612)
  Net cash received from acquisition (Note 5)                        0          2,737
  Net cash used for acquisition                                      0        (35,000)
  Notes receivable                                                 481       (377,427)
  Change in other assets                                         8,395        (20,386)

NET CASH (USED IN) INVESTING ACTIVITIES                          8,876       (463,688)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of debt                             1,460,000        260,000
  Payments on debts                                            (69,623)      (208,436)
  Loans from (repayments to) officers                          (65,809)        56,832
  Proceeds from issuance of common stock                             0        451,008
  Reduction in investments                                   1,310,000              0
  Payments of obligation under capital lease                    (7,021)        (4,520)
                                                              --------        --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    2,627,547        554,884
                                                             --------         --------
NET INCREASE (DECREASE) IN CASH                                 74,532        (48,075)

CASH AT BEGINNING OF PERIOD                                    295,900        322,542

CASH AT END OF PERIOD                                          370,432        274,467

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the 6 months for interest                 $    23,166       $ 32,161
Cash paid during the 6 months for income taxes             $         0       $      0

      See notes to consolidated financial statements

                                      6

SIMS COMMUNICATIONS INC. AND SUBSIDIARIES   CONSOLIDATED STATEMENT OF
STOCKHOLDER'S EQUITY FOR THE  6  MONTHS ENDING DEC. 31, 1997  (UNAUDITED)



                                                            PREFERRED STOCK

                                                      SERIES A                          SERIES B
                                               NUMBER                           NUMBER OF
                                             OF SHARES         AMOUNT            SHARES        AMOUNT

Balance - June 30, 1997                         25,250            $25            10,000         $100
Net loss -6 months ended
Dec. 31, 1997
Common stock issued for the conversion
of  incentive stock options net of shares
returned to Company as payment

Issuance of Common Stock  to officers
and directors for accrued salaries and
loans at $.55 per share

Issuance of Common Stock for Conversion of
Notes Payable to Foreign Individuals Under
Reg. S. averaging $.34 per share (net of $162,955 expense)

Issuance of Common Stock
For Services

Issuance of Common Stock
For Conversion of Notes at $.40 Per share
(net of $ 7,550 Expenses)

Balance -December 31, 1997                     25,250             $25            10,000       $100
                                             ========           =======         =======       =====


                                      7

SIMS COMMUNICATIONS INC. AND SUBSIDIARIES   CONSOLIDATED STATEMENT OF
STOCKHOLDER'S EQUITY FOR THE  6  MONTHS ENDING DEC. 31, 1997  (UNAUDITED)

(continued)

                                                 COMMON ST0CK
                                                                      ADDITIONAL
                                            NUMBER OF                 PAID IN      ACCUMULATED
                                              SHARES     AMOUNT       CAPITAL         DEFICIT       TOTAL


Balance - June 30, 1997                     8,481,995      $848      $15,134,047   ($13,307,196)    $1,827,824
Net loss -6 months ended
Dec. 31,1997
                                                                      (3,209,850)    (3,209,850)
Common stock issued for the conversion
of  incentive stock options net of shares
returned to Company as payment                200,000        20             (20)                           0

Issuance of Common Stock  to officers
and directors for accrued salaries and
loans at $.55 per share                       671,267        67          369,130                     369,197

Issuance of Common Stock for Conversion of
Notes Payable to Foreign Individuals Under
Reg. S. averaging $.34 per share (net of
$162,955 expense)                           2,945,762       294          836,750                     837,044

Issuance of Common Stock
For Services                                  535,000        53          615,409                     615,462

Issuance of Common Stock
For Conversion of Notes at $.40 Per share
Balance (net of $ 7,550 Expenses)           1,147,500       135          480,797                     480,932

Balance -December 31, 1997                 13,981,524     $1417      $17,436,113   ($16,517,046)    $920,609
                                           ==========     =====      ===========   =============   =========

                                    (Note 6)

SIMS COMMUNICATIONS INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements


Note 1 - Organization and Significant Accounting Policies

Organization

Sims Communications Inc. and Subsidiaries (the Company) was incorporated in the State of Delaware on August 15, 1991. The company was formed as a communication equipment company and has expanded its focus to include telecommunication services, cellular telephone activations and rentals, long distance, prepaid calling cards, inbound 800 service and international operator services. New products include Point of Sales (POS) debit / credit payment processing units (Debit Link) and scrip terminals Its customers are located throughout the United States.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual Filing Statement on form 10-KSB.

Principles of Consolidation

The consolidated financial statements includes the accounts of Sims Communications Inc. and its wholly owned subsidiaries Sims Franchise Group, Inc., Cellex Communications, Inc., Sims Communications International, Inc. and Link Technologies Inc. (and its wholly owned subsidiaries New View Technologies, Inc., Link Dispensing Systems and Southeast Phone Card, Inc.). All intercompany balances and transactions have been eliminated in consolidation. The 10% minority investment in Smartphone is accounted for under the cost method.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity date of three months or less to be cash equivalents.

Inventories

Inventories consists primarily of automated cellular distribution centers (ACDC's), cellular phones, other communication equipment and Link Technologies' debit and calling card vending machines and equipment and point of sales (POS) materials. This is recorded at the lower of cost or market determined by the first-in, first out method.

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

Revenue Recognition

Rental revenue is recognized upon the completion of the customer phone rental. Activation revenue is recognized upon the activation of the customers cellular account with the appropriate carrier. Revenues from the sale of the Automated Cellular Distribution Center (ACDC) and other equipment are recognized upon title passing.

Research and Development

Research and development costs consist primarily of costs related to the conceptional formation, design, tooling and development of prototypes and are expensed as incurred.

Patents

The patents acquired by the Link acquisition are amortized based on the expected useful life over a ten year period.

Note 2- Notes and Loans Payable

During the quarter ended December 31, 1997, the company issued $ 176,000 of 8%-10% convertible debt maturing January through May 1998. The debt is convertible into Common Stock at $.40 per share (revised from $1.25-$2.50) and common stock options at $2.00 per share (options expire through 2002) were issued as additional benefits.

A detail listing of debt follows:

                                                                 Dec. 31, 1997
Promissory note payable at 10% interest  payable
monthly,  commencing Sept. 15, 1995. Balance of
principal is payable in full on January 31, 1998.
As additional consideration,  the Company  agrees
to pay the note holder  15.5% of all profits
received through the Company's agreements with
Commonwealth Group International.                                    $310,348

Note payable -  principal and 11% interest payable in
monthly installments of $541 through June 14, 1998.
Collateralized by equipment.                                            2,890

Notes payable to former officers,  $ 6,006 payable
monthly (inclusive of 10% interest) payable through
June 1999.                                                            100,000

Notes payable to foreign investors under Reg S, 8%
interest, due November, 1999.  Debt includes conversion
rights  equal to 72% of  average  closing  price for
preceding 5 days prior to conversion.                                 100,000

8%-10%  Convertible notes payable,  principal due at
maturity dates ranging from January  through April 1998.
Debt  includes  conversion to common stock feature with
conversion  rates of $ .40 per share.  Additionally each
note  holder has issued options to purchase shares of the
Company stock 558,500 Note  payable - $5,000  principal
plus  interest  (prime +1%)  payable  monthly through
October 1998.                                                          50,000

Note payable - principal (non interest bearing) payable in
monthly installments of $1,500 through June 2000.                      48,000
                                                                   ----------
                                                                    1,169,738

                    Less: Current Maturities                       (1,129,738)
                                                                   ==========
                    Total Long Term                                  $ 40,000

Note 3 - Continuing Operations and Subsequent Financing

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. In prior years, the Company had been in the development state and did not begin earning significant revenues until the middle of fiscal year ended 1994. During the years ending June 1995, 1996 and 1997 and continuing through the six months ended Dec.

1997, the Company continued to suffer recurring losses from operations. During the fiscal year ended June 30, 1995, the Company completed an initial public offering for $5.2 million. Currently, management has sold, at private placements or had debt and obligations converted into, 4,764,559 shares of common stock for $ 1,828,000 from October 1997 through December 1997. In January 1998, the company sold 2,605,000 shares of common stock for $525,000 and converted $175,000 of debt and obligations into common stock. However, cash flows from operations may not be sufficient to meet future obligations of the company.

Note 4-Investment in Non Consolidated Subsidiary

In September 1996, the company acquired a 10% minority investment in Smartphone, Inc. (a company that sells a debit cellular telephone) from Sims management at their original cost basis. This was effected by the issuance of 400,000 shares of common stock. This investment is recorded under the cost method.

Note 5- Provisions for Bad Debt and Contract Termination During the year ended June 1997 the Company received 1,807,800 shares of Cancall Cellular Communications, Inc. Class A preferred stock with a recorded value of $1,310,000 from the sales of licensing rights and equipment. During the current quarter, this agreement was mutually terminated as management of both companies did not desire to go forward together in cellular telephone rentals. Accordingly, the equipment was returned to the company, the Preferred Stock was returned to Cancall and a loss provision for $ 764,000 was provided, which represented the full profit on the agreement previously recorded.

The company sold 30 ACDC units to a master licensee from June through September 1996. A majority of these units were installed at Los Angeles Airport terminals with the remaining units anticipated to be installed in the San Francisco bay area. The airport terminals were briefly functional but Airport management and licensee management requested a secession of operations until contract provisions could be renegotiated. The company has not received payment for the units and a loss provision of $169,000 (the profit on the units sold) was recorded for uncollected receivables. The receivable was personally guaranteed by the owner/president of the master licensee company, and Management believes that the sold units will be returned to the company, and ultimately, the company will participate in the airport cellular rental operations.

Note 6-Stockholders Equity

During the quarter ended September 30, 1997, the company issued 165,000 shares of common stock to officers, a director and employees for services at prices ranging between $0.65-$1.39 per share. For the 6 months ended December 1997 the company issued 535,000 shares to consultants for services valued at $615,462.

The company issued 200,000 shares of common stock to two officers for the conversion of incentive stock options values at $ 1.00 per share, net of options for common stock returned to the company, then valued at $1.50 per share.

The company sold in October and November 1997, $1,100,000 of convertible notes to four foreign investors. The notes bear interest at 8% per year and are due and payable in November 1999. All or part of the notes are convertible into shares of the Company's common stock at 72% of the average closing price of the stock for the 5 days prior to conversion. In December, $1,000,000 of the notes were converted to 2,945,762 common shares.

Notes sold for $459,000 (between February and October 1997) were converted to 1,147,500 shares of common stock.

$369,000 of amounts due former officers and directors of the company were converted in December 1997 to 671,267 shares of common stock at $.55 per share.

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

Note 8 - Capital Leases

The Company leases various office equipment which is accounted for as capital leases. The current liability for the leases is $8,377 and the long term portion is $30,898 payable through the year 2002.

Note 9- Subsequent Acquisition

Effective January 1998, the Company issued 2,200,000 shares of its common stock to the shareholders of Moviebar, Inc. and Vectorvision Inc. in consideration for the acquisition of a business known as "Movie Vision". Movie Vision rents video cassettes, primarily containing motion pictures, through automated dispensing units in hotels. Movie Vision currently has video cassette dispensing machines in approximately 140 hotels in the United States. For financial statement purposes, the acquisition of Movie Vision was valued at $1,100,000 based on a $0.50 market price of the Company's stock (the market value of the assets acquired were in excess of the value to the Sims stock issued).

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operation-Three Months and Six Ending December 31, 1997

During the three month and six month periods ended December 31,1997, total revenues decreased versus the comparable periods of last year due to: maturing and competitive pressures in the cellular telephone activation market and to culmination of the programs servicing AAA Florida , Mississippi and Louisiana for phone rentals, cellular activations, long distance and calling cards. Also, the on site renting of cellular telephones at Alamo Rent A Car has ceased until more profitable venues can be established. Total revenues for the three-month period were $ 392,844 as compared to 1996 revenues of $1,035,797. Revenues for the 1997 six months were $1,010,328 versus $ 2,231,565 for the prior year.

Ongoing calling card operations look favorable as volumes from current established automated dispensing units are higher. The evolving sales focus of the Company, including distribution of Debit Link Point of Sales (POS) and scrip terminals, has continued as new Link terminals have been installed in major fast food chains such as Taco Bell, Subway , McDonalds and Burger King. Revenues are projected to increase not only from additional unit sales, but from recurring royalties and fees on established units.,

The acquisition of the Movie Bar video cassette rental business will yield improved representations and synergistic cost savings at locations such as hotels, for the Company's vended calling card and cellular telephone rental business.

Cost of sales for the three and six months ending December 31, 1997 were lower due to decreases in the Company's total rental operations, cellular telephone activations and reduced level equipment sales. Profit margins are high on the calling card and long distance business since revenues are largely commission based.

Selling, marketing and general and administrative expenses are higher for the three and six months reflective of support for the Link acquisition, startup of a new production facility and changes in management. Stock based compensation and services increased for the six months to conserve cash. Cost controls and employee and concurrent facility downsizing have been affected and are projected to significantly help the bottom line.

 The four  founders and former  officers of the Company have  resigned . The new
President and Vice President have been chosen from the Link Technologies operation / acquisition in a move to strengthen development and posturing of operations in that direction.

Liquidity and Sources of Capital

During the six months ended December 31, 1997, the Company's cash requirement (net loss adjusted for non cash provisions) was primarily funded by $ 1,460,000 in proceeds from debt which has largely been converted to common stock. Stock based compensation valued at $ $615,462 was also used to conserve cash.

The $ 487,901 operating cash shortfall for the comparable 1996 period was funded by proceeds from common stock. The increase in accounts receivable and reduction in inventories reflects ACDC unit and equipment sales.

Link Technologies Inc. was acquired at Dec. 31, 1996 for the issuance of 674,157 shares of common stock.

SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SIMS COMMUNICATIONS, INC.



                                    By:/s/ Mark Bennett
                                      --------------------------
                                        Mark Bennett
                                        President



                                       /s/ Bruce S. Schames
                                      --------------------------
                                       Bruce S. Schames
                                       Chief Financial Officer
Date: Feb. 12, 1998