Form 10QSB/A
period 1997-12-31
SIMS COMMUNICATIONS INC
filed 1998-02-17
CIK 907127

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  ----------

                                  AMENDMENT TO
                                   FORM 10-QSB
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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