Form 10QSB
period 1998-03-31
SIMS COMMUNICATIONS INC
filed 1998-05-18
CIK 907127

SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549
                                    ----------

                                    FORM 10-QSB
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number: 0-25474

                        For the quarter ended March 31,1998

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

                                   Yes X No____

As of May 15, 1998 the Company had 5,842,292 shares of Common Stock issued and outstanding.











                                 Page 1 of 16 Pages

                           PART I. FINANCIAL INFORMATION

Part  1.    Financial Information

Item 1.           Index to Financial Statements

SIMS COMMUNICATIONS, INC.
CONSOLIDATED FINANCIAL STATEMENTS                     Page

Consolidated Balance Sheets at                         3
      March 31, 1998 and June 30, 1997
Consolidated  Statements  of  Operations
 for the Three and Nine Months  Ended                  5
       March 31, 1998 and 1997.
Consolidated  Statement of Cash Flows
 for the Nine Months Ended March 31, 1998              6
        and 1997.
Consolidated Statement of Stockholders'
Equity for the Nine Months Ended March                 7
      31, 1998.
Notes to Consolidated Financial Statements.            8

Item 2.  Management's Discussion and Analysis  of      14
     Financial Condition and Results of Operations.


Part 11.          Other Information                    16

                      SIMS COMMUNICATIONS INC AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS


                                 ASSETS

                                                                March        June
                                                               31, 1998      30, 1997
                                                              (Unaudited)    (Audited)

CURRENT ASSETS
     Cash and cash equivalents ($250,000 restricted)            $280,637            $
                                                                              295,900
     Accounts receivables, less allowance for doubtful           133,896      205,888
     accounts of $27,584
     Inventories (Note 5)                                      1,497,979    1,083,199
     Prepaid expenses                                             15,587      205,860
     Advances                                                    132,458   ----------
     Notes receivable, current portion                           221,667      215,442
                                                              ----------- ------------
              Total Current Assets                             2,282,224    2,006,289
                                                              ----------- ------------

PROPERTY AND EQUIPMENT
     Property & Equipment                                      2,324,641    1,161,081
     Less Accumulated Depreciation                               595,760      424,002
                                                              ----------- ------------
     Net property and                                          1,728,881      737,079
equipment

OTHER ASSETS
     Notes receivables (Less $169,000 allowance Mar. 98 -        551,223      726,448
Note 5)
     Patents, net of accumulated amortization                    438,626      474,941
     Investments (Notes 4,5 and 11)                              150,000    1,510,000
     Other                                                        41,532       89,416
                                                              -----------
                                                                          ------------
              Total Other Assets                               1,181,381    2,800,805

                                                              ----------------------
TOTAL ASSETS                                                  $                     $
                                                               5,192,486    5,544,173
                                                              =========== ============

                      SIMS COMMUNICATIONS INC AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS


                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               March 31,   June 30,
                                                               1998        1997
                                                               (Unaudited) (Audited)
CURRENT LIABILITIES
     Accounts Payable  and Accrued Expenses                   $1,059,600 $ 1,295,105
     Bank line of credit                                         250,000     250,000
     Current obligations under capital lease (Note 8)              8,377       8,377
     Current maturity of long term debt  (Note 2)                816,688   1,066,985
     Franchise deposits and deferred revenue                     818,019     944,154
     Officer advances payable                                         --      65,809
                                                               ---------   ---------
              Total Current Liabilities                        2,952,684   3,630,430

LONG TERM LIABILITIES
     Long term debt (Note 2)                                      34,500      48,000
     Obligations under capital leases (Note 8)                    33,185      37,919
                                                               ---------   ---------
              Total Long Term  Liabilities                        67,685      85,919
                                                               ---------   ---------
              Total Liabilities                                3,020,369   3,716,349
                                                               ---------   ---------
Commitments and contingencies                                        -          -
                                                               ---------   ---------
STOCKHOLDERS' EQUITY (Notes 6 and 7)
     Preferred stock, Series A, $.001 par value, 50,000               25          25
shares authorized, 25,250
    shares issued and outstanding (liquidation preference of
$505,000)
     Preferred stock, Series B, $.001 par value, 100,000             100         100
shares authorized, 100,000
     shares issued and outstanding (liquidation preference of
$100,000)
     Common stock  $.0001 par value 40,000,000 shares                597         212
authorized: 5,699,944
     shares issued and outstanding  March 1998 and 2,120,499
June 1997
     Additional Paid In Capital                               20,270,025  15,134,683
     Accumulated Deficit                                     (18,098,630)(13,307,196)
                                                               ---------   ---------
                Total Stockholders' Equity                     2,172,117   1,827,824
                                                               ---------   ---------
  Total Liabilities and Stockholders' Equity                   $5,192,486 $5,544,173
                                                                ========    ========

        See notes to consolidated financial statements

SIMS COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended March 31, 1998 and 1997
(Unaudited)


                                       Three Months Ended      Nine Months Ended
                                           March 31,                March 31,
                                        1998       1997            1998       1997
Revenues
 Equipment & Other                    $29,052    $ 36,067        $106,255  $ 496,689
 Rental                                 8,458     187,175         207,349    755,875
 Calling Card & Long Distance          55,273      65,349         216,182    225,060
 License Fee Income                         0     500,000               0    500,000
Movie Rentals                         125,099                     125,099
                                   ----------    --------        --------  ---------
   Total Revenues                     217,882     788,591         654,885  1,977,624

Cost of Sales                         134,108     160,290         394,913    960,265
                                   ----------    --------        --------  ---------
                 Gross                 83,774     628,301         259,972  1,017,359
                 Profit

Operating Expenses
General & Administrative              605,441     394,739       1,518,611  1,008,120
Depreciation and                       99,812      62,008         227,732    170,000
Amortization
Interest-net                           22,672       4,690         104,289     29,613
Selling & Marketing                   185,914     140,626         695,701    395,661
Stock Based Compensation/Services     239,743           0       1,007,874    381,393
Research & Development                 32,760       1,294          32,760     28,362
Provisions for Bad Debt & Contract          0           0         933,000          0
      Termination
Litigation Settlement                 424,300           0         424,300          0
(Note 10)
                                   ----------    --------        --------  ---------
                 Total Expenses     1,610,642     603,357       4,944,267  2,013,149

Income/(Loss) Before Income Taxes ($1,526,868)    $24,944     ($4,684,295) ($995,790)
                                   ----------    --------        --------  ---------
Income Tax Expense                        -           -              -           -
                                   ----------    --------        --------  ---------
Net Income/(Loss) from            ($1,526,868)    $24,944     ($4,684,295) ($995,790)
Continuing
Operations

Discontinued Operations               (54,717)        697        (107,139)    44,145
(Note 11)
                                   ----------    --------        --------  ---------
                 Net Loss         ($1,581,585)    $25,641     ($4,791,434) ($951,645)
                                   ==========    ========      ==========   ========

Net Income/(Loss) Per Common          ($0.28)       $0.01         ($1.71)    ($0.75)
Share Basic & Diluted (Note 1 )
                                     ========    ========        ========   ========
Weighted Average Common
Shares Outstanding                  5,599,129   1,927,553       2,808,899  1,274,310

SIMS COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDING MARCH 31, 1998 AND 1997
(Unaudited)

                                                                       March 31,
CASH FLOWS FROM OPERATING ACTIVITIES                               1998       1997
Net (loss)                                                    ($4,791,434)    ($951,645)
Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation & Amortization                                  227,732       170,000
Equity Based Compensation                                       1,007,874       381,393
/Services
Expenses of Stock issued                                         (180,505)
Provision for Contract                                            764,000
Termination
Stock issued for                                                  309,300
litigation settlement
Changes in assets and
liabilities
     Inventories                                                 (382,380)      197,930
     Accounts and other receivables                               160,809      (547,519)
     Prepaid Expenses and other                                    14,772          (625)
     Current Assets
     Accounts payable and accrued expenses                       (396,622)     (234,318)
     Franchise  and customer deposit &                           (126,135)      (37,083)
     Deferred Revenues
     Advances to acquisition                                     (132,458)
                                                                 --------     ---------
NET CASH FROM (USED IN) OPERATING ACTIVITIES                   (3,525,047)   (1,021,867)

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                         (59,311)      (44,120)
     Net cash received from acquisition (Note 5)                   10,915         2,737
     Net cash used for acquisition                                      0       (48,660)
     Notes  receivable                                                481      (413,404)
     Change in other assets                                        27,955       (11,171)
                                                                 --------     ---------
     NET CASH (USED IN) INVESTING ACTIVITIES                      (19,960)     (514,618)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of debt                             1,460,000       422,500
     Payments on debts                                            (88,714)     (264,020)
     Loans from (repayments to)                                   (65,809)       60,569
     officers
     Proceeds from issuance of common stock                       869,001     1,274,381
     Reduction in investments                                   1,360,000             0
     Payments of obligation under capital lease                    (4,734)       (6,018)
                                                                 --------     ---------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                  3,529,744     1,487,412
                                                                 --------     ---------
     NET INCREASE (DECREASE) IN CASH                              (15,263)      (49,073)

     CASH AT BEGINNING OF PERIOD                                  295,900       322,542
                                                                 --------     ---------
     CASH AT END OF PERIOD                                        280,637       273,469
                                                                 ========     =========
     SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
     Cash paid during the 9  months  for interest                 $51,634       $49,670
     Cash paid during the 9  months for income taxes              $     0       $     0

                 See notes to consolidated financial statements

SIMS COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE  NINE  MONTHS ENDING MARCH 31, 1998
(UNAUDITED)


                                               PREFERRED STOCK                 COMMON
                                                                        STOCK
                                                                                            ADDITIONAL
                               SERIES A             SERIES B
                                 NUMBER              NUMBER OF           NUMBER OF            PAID IN    ACCUMULATED
                                OF SHARES   AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT    CAPITAL      DEFICIT     TOTAL

Balance  - June 30, 1997            25,250      $25      10,000    $100  8,481,995     $848 $15,134,047 ($13,307,196) $1,827,824

      Adjustment of stock on reverse stock                              (6,361,496)    (636)        636
                split of 1 for 4 (Note 6 )

Net loss -9 months  ended                                                                                 (4,791,434) (4,791,434)
March 31, 1998

Common stock issued for the conversion  of                                  75,000        7          (7)                       0
incentive stock options net of shares returned to
Company as payment

Issuance of Common Stock  to officers and                                  167,817       17     369,180                  369,197
directors for accrued salaries and loans at $2.20
per share

Conversion of Notes Payable to officers                                     62,500        6      49,994                   50,000
at a value of $.80

Issuance of Common Stock and options for                                   550,000       55   1,126,659                1,126,714
investment (Note 9 )

Issuance of Common Stock for cash                                          999,478      100     868,901                  869,001

Issuance of Common Stock for Conversion of Notes                           876,827       88     933,006                  933,094
Payable to Foreign Individuals Under  Reg S (net
of $166,095 expenses)

Issuance of Common Stock for Services                                      320,250       32     832,339                  832,371

Issuance of Common Stock For Conversion of Notes                           452,574       50     646,000                  646,050
(net of $ 7,550 Expenses)

Issuance of Common Stock in partial                                         75,000        8     309,270                  309,300
settlement of litigation

                                   -------------------------------------------------------------------------------------------------
Balance -March 31, 1998             25,250      $25      10,000    $100  5,699,944     $597 $20,270,025 ($18,098,630) $2,172,117

See notes to consolidated financial statements
                                                             7

SIMS COMMUNICATIONS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements


Note 1 - Organization and Significant Accounting Policies

Organization

Sims Communications, Inc. provides low cost, turnkey point-of-sale (POS) transaction automation solutions to retailers. These solutions include a comprehensive network of transaction processing applications using its patented, intelligent DebitLink POS terminal with custom software. Functions include processing credit card and ATM charges and payments, cash-backs, activating prepaid phone cards, obtaining prepaid cellular phone service, securing check guarantees and authorizations and tracking customer affinity programs.

Sims Communications Inc. and Subsidiaries (the Company) was incorporated in the State of Delaware on August 15, 1991. The Company was initially formed as a communication equipment company and had expanded its focus to include telecommunication and cellular and prepaid telephone activities

Besides POS automation processing, new products include: automated or manual prepaid phone card dispensing machines, and script terminals. The Company is also in the automated Movie rental business at hotels.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ending June 30, 1997.

Principles of Consolidation

The consolidated financial statements includes the accounts of Sims Communications Inc. and its wholly owned subsidiaries Sims Franchise Group, Inc., Cellex Communications, Inc., Sims Communications International, Inc. and Link Technologies Inc. (and its wholly owned subsidiaries New View Technologies, Inc., Link Dispensing Systems and Southeast Phone Card, Inc.). The Movie Vision operations (reflecting the net assets of Movie Bar and Vector Vision) that were acquired in January 1998, are being operated as a division of New View Technologies. All intercompany balances and transactions have been eliminated in consolidation. The 10% minority investment in Smartphone is accounted for under the cost method.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity date of three months or less to be cash equivalents.

Inventories

Inventories consists primarily of automated cellular distribution centers (ACDC's), cellular phones, other communication equipment and Link Technologies' debit and calling card vending machines and equipment and point of sales (POS) materials. This is recorded at the lower of cost or market determined by the first in, first out method.

Property and Equipment

Property and equipment are recorded and depreciated  over their estimated useful
lives  (5-7  years),  utilizing  the  straight-line  method.   Expenditures  for
maintenance and repairs are charged to expense as incurred.

Organization Costs

Organization costs have been capitalized and are being amortized using the straight-line method over a five-year period.

Net Gain / (Loss) Per Common Share

The Company adopted Statement of Financial Accounting Standard No. 128 (FAS 128) Earnings Per Share. All prior period loss per common share data has been restated to conform to the provision of this statement where appropriate. Basic loss per common share is computed using the weighted average number of shares outstanding. Diluted loss per common shares is computed using the weighted average of number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, only if their effect is dilutive. Options and warrants to purchase common shares of common stock issued in 1997 and 1998 were not included in the computation of diluted loss per share because their effort would be antidulutive.

Deferred Location Costs

Deferred location costs relate to expenses associated with the buyback of certain franchises. These costs are amortized over five years.

Revenue Recognition

Rental revenue is recognized upon the completion of the customer phone rental. Revenues from the sale of the Automated Cellular Distribution Center (ACDC) and other equipment are recognized upon title passing. Income from movie rentals is recorded upon the rental of the movie.

Research and Development

Research and development costs consist primarily of costs related to the conceptual formation, design, tooling and development of prototypes and are expensed as incurred.

Patents

The patents acquired by the Link acquisition are amortized based on the expected useful life over a ten-year period.

Note 2- Notes and Loans Payable
During the quarter ended March 31, 1998, the Company converted $ 165,118 of 8%-10% convertible debt maturing January through May 1998 (and accrued interest) into 165,699 shares of common stock. Also, $50,000 of notes due former officers were converted to common stock.

A detail listing of debt follows:

March 31,1998
Promissory note payable at 10% interest  payable
monthly,  commencing Sept. 15, 1995.  Balance of
principal is payable in full on April 30, 1998.
As additional consideration,  the Company agreed
to pay the note holder  15.5% of all profits
received through the Company's agreements with
Commonwealth Group International.                                    $310,348

Note payable - principal  and 11% interest payable
in monthly installments of $541 through June 14, 1998.
Collateralized by equipment.                                            1,928

Notes payable to former officers, $ 3,003 payable
monthly (inclusive of 10% interest) payable through
June 1999                                                              47,412

8%-10%  Convertible notes payable,  principal due at
maturity dates ranging from January through April 1998.
Debt  includes  conversion to common stock feature
with conversion rates of $ 1.60 per share. Additionally
each note holder was issued options to purchase shares
of the Company stock                                                  408,500

Note payable - $5,000 principal plus interest (prime +1%)
payable monthly through October 1998                                   35,000

Note payable - principal (non interest bearing) payable in
monthly installments of $1,500 through June  2000.                     48,000
                                                                      -------
                                                                      851,188

                          Less:  Current Maturities                  (816,688)
                                                                      -------
                               Total Long Term                       $ 34,500
                                                                      =======

Note 3 - Continuing Operations and Subsequent Financing

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. In prior years, the Company had been in the development state and did not begin earning significant revenues until the middle of fiscal year ended 1994. During the period from the year ending June 1995 and continuing through the nine months ended March 31, 1998, the Company continued to suffer recurring losses from operations.

During the fiscal year ended June 30, 1995, the Company completed an initial public offering for $5.2 million. For the first 9 month of fiscal 1998, management sold in private offerings, or had liabilities of $2.4 million converted into, 2.1 million shares of common stock. However, cash flows from operations may not be sufficient to meet future obligations of the company. Note 4-Investment in Non Consolidated Subsidiary In September 1996, the Company acquired a 10% minority investment in Smartphone, Inc. (a corporation that sells a debit cellular telephone) from former management at their original cost. The Company issued 400,000 shares of common stock for its interest in Smartphone. This investment is recorded under the cost method. A $50,000 realization reserve was established in recognition of the discontinued operation.

Note 5- Provisions for Bad Debt and Contract Termination
During the year ended June 1997 the Company received 1,807,800 shares of Cancall Cellular Communications, Inc. Class A preferred stock with a recorded value of $1,310,000 from the sales of licensing rights and equipment. During the last quarter, this agreement was mutually terminated as management of both companies did not desire to go forward together in cellular telephone rentals. Accordingly, the equipment was returned to the company, the Preferred Stock was returned to Cancall and a loss provision for $ 764,000 was provided, which represented the full profit on the agreement previously recorded.

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

Note 6-Stockholders Equity and Stock Split

Effective February 16, 1998, the company's shareholders approved a 1 for 4 reverse stock split. Accordingly, all weighted average share, per share and option information throughout the consolidated financial statements has been restated to reflect this split.

For the nine months ended March 1998 the Company issued 320,250 shares and associated stock options to officers, directors and consultants for services valued at $832,371.

The Company issued 75,000 shares of common stock to two officers for the conversion of incentive stock options valued at $ 4.00 per share, net of options for common stock returned to the Company, then valued at $6.00 per share. The Company sold in October and November 1997, $1,100,000 of convertible notes to four foreign investors. The notes bear interest at 8% per year and were due and payable in November 1999. These notes have been converted into 876,827 shares of the Company's common stock in December and January. . Notes (and accrued interest) sold for $ 646,050 (between February and October 1997) were converted to 452,574 shares of common stock.

In December 1997 $369,000 owed to former officers and directors of the Company were converted to 167,817 shares of common stock at $ 2.20 per share. In January 1998 $50,000 owed to two former officers and directors were converted into 62,500 shares of common stock.

During the quarter ended March 1998, the Company sold 999,478 shares of common stock for $869,000, or an average price of $ .87 per share.

The settlement of litigation with a former Instafone master license holder required the issuance of 75,000 shares, valued at $ 309,300

The Movie Vision investment and business were acquired via the issuance of 550,000 shares of common stock at a value of $ 1.1 million.

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

In February 1998, the Company issued 412,500 options to employees, directors and consultants (in connection with services), which allow holders to purchase common stock at prices ranging from $3.00 to $8.00 per share. These options vest over a two-year period and expire in five years. Compensation expense of $ 94,302 will be recognized over the two-year vesting period for the consultants options.

Note 8 - Capital Leases
The Company leases various office equipment which is accounted for as capital leases. The current liability for the leases is $8,377 and the long-term portion is $30,898 payable through the year 2002.

Note 9- Acquisition of investment
Effective January 1998, the Company issued 550,000 shares (split adjusted) of its common stock to the shareholders of Movie Bar, Inc. and Vector Vision Inc. in consideration for the acquisition of a business known as "Movie Vision". Movie Vision rents videocassettes, primarily containing motion pictures, through automated dispensing units in hotels. Movie Vision currently has videocassette dispensing machines in approximately 120 hotels in the United States. For financial statement purposes, the purchase acquisition of Movie Vision was valued at $1.1 million based on a $2.00 market price of the Company's stock.

The summarized net assets acquired from Movie Vision are as follows:
 Cash                                $  10,914
 Other current assets                  121,217
 Equipment and machinery             1,128,699
 Current Liabilities                  (161,116)
                                     ---------
  Net Assets Acquired                1,099,714
Acquisition expenses  ($27,000)

Note 10- Litigation Settlement
In February 1998 the Company settled litigation with a former Instafone Master Licensee resulting in a special charge of $424,300. The terms of the settlement provide for payments of cash and common stock to the former Master Licensee over a twenty-one month period.

Note 11- Discontinued Operations
The Company decided in 1998 to discontinue the cellular activation (Cellex) and cellular prepaid business. The activation business was discontinued due to the loss, via acquisition, of its major contracted American Automobile Association customer base. The loss for the fiscal 1998 third quarter and nine months to date for Cellex was $4,717 and $57,139 respectively, as compared to income for comparable prior years periods of $ 696, and $44,145, respectively. Additionally, a loss provision of $50,000 was provided for realization in the investment in Smartphone, a non-consolidated subsidiary which sells prepaid cellular telephones. The income statement has been restated to segregate the discontinued from ongoing operations.

Note 12 -Subsequent Transactions
The company has a definitive agreement for the acquisition of Westside Home Medical Equipment Inc., which operates 1 One Medical Service, for 142,350 shares of common stock. 1 One Medical has developed, in conjunction with the company's intelligent "Debit Link" system and Bergen Brunswig (NYSE:BBC), a communications and transaction platform which allows pharmacies to participate in the fast growing home medical supply industry. This new Point of Sale process, currently targeted to retail pharmacies and doctors offices, will enable the facility to get on-line credit card and medical reimbursement approval, and automated product ordering and payment. The product has been test marketed to approximately 50 pharmacies within the Southern California with outstanding results. Using Sims patented Debit Link technology, new applications to other markets are also being pursued

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operation-Three and Nine Months Ending March 31, 1998

During the three month and nine month periods ended March 31,1998, total revenues decreased versus the comparable periods of last year. Revenue of $ 217,882 for the current March 1998 quarter was below the prior comparable quarter of $ 788,591. The nine months' revenue results of $ 654,885 was below last years activity of $ 1,977,624.

Calling card and long distance revenue of $ 55,273 and $216,182 for the current quarter and nine months, respectively, were only slightly below prior years' results. This is attributable to new phone card dispensing units partially offsetting the revenue lost by the discontinuance of the association with AAA Florida, Mississippi and Louisiana customers. Cellular telephone rental revenue of $8,458 for the 1998 quarter versus $ 187,175 for the comparable quarter of 1997 and $ 207,349 for the nine months of fiscal 1998 (compared to $ 755,875 for the prior nine months) significantly decreased. This is due to the termination of on site renting of cellular telephones at Alamo Rent A Car locations until more profitable venues can be established. Establishment of such venues is anticipated via the integration of telephone and calling card dispensing units into Movie Vision rental locations.

Revenue of $ 125,099 from the January 31, 1998 acquisition of movie Vision was recognized during their seasonally slow period. Expansion of the Automated Movie Rental "Video Card" program allowing for unlimited movie rentals at a pre charged fixed fee, is progressing successfully.

A one time $500,000 License fee was recognized in March 1997 pursuant to an agreement with Cancall Cellular Communications, which was terminated in December 1997. A loss provision for the recession of this agreement was subsequently recorded.

The March 1997 nine month activity for equipment sales included ACDC unit and telephone sales for installation in various California airports.

Cost of sales for the three and nine months ending March 31, 1998 were lower due to decreases in the Company's total rental operations and reduced level of equipment sales. Profit margins were high on the calling card and long distance business since revenues are largely commission based. This quarter's cost of sales also includes new movies purchased for the Movie Vision activity, which will keep the products current.

Selling, marketing and general and administrative expenses are higher for the three and nine months reflective of support for the Link and Movie Vision acquisitions, startup of a new production facility and changes in management. This was partially offset by savings realized in the current quarter from employee and concurrent facility downsizing. Charges for stock based compensation and services for employees and consultants increased for the three and nine months, to again conserve cash, as the company's businesses evolves and expands.

Expenditures for research and development increased as new "Smart Card" improvements to company products are being pursued.

The Company settled litigation with a former Instafone franchisee resulting in a special charge of $424,300 inclusive of $ 115,000 cash payments over 21 months and the issuance of shares of common stock.

Largely due to the loss of the AAA Florida customer base through acquisition in December 1997, the Company decided to discontinue its cellular activation (Cellex subsidiary) and prepaid calling card business. The current quarters and year to date losses of $ 54,717 and $ 107,139 respectively, for this activity were reclassified as discontinued operations.
Comparable net results for the prior year's periods were profits of $697and $44,145.

The new management team, which came to the Company with the "Link" acquisition, has hired a new Vice President of Finance and an Executive Vice President of Sales and Marketing. This is under a plan to guide the Company forward in its new ventures but also to integrate its past cellular telephone activities to current customers.

Liquidity and Sources of Capital

During the nine month period ended March 31, 1998, the Company's cash requirement was primarily funded by the sale of common stock for $869,000 and $1,460,000 in proceeds from debt, which has largely been converted to common stock. Cash was also conserved with stock based compensation for services charged at $1,007,874, as well as $309,300 in common stock used to partially settle $424,300 of litigation. Higher inventories reflect the buildup of new products and the expansion of the newly acquired Movie Vision operations. The $132,458 advances to acquisition reflect funds advanced to I One Medical prior to formal acquisition and consolidation.

The Movie Vision business, at a net asset value of $ 1,099,7147, consisting of operations and assets from Movie Bar and Vector Vision was acquired January 31, 1998, for the issuance of 550,000 shares

The $ 1,021,867 operating cash shortfall for the comparable prior year nine months was funded by proceeds from common stock. The increase in accounts receivable reflects ACDC unit and equipment sales.

Link Technologies Inc. was acquired at Dec. 31, 1996 for the issuance of 168,539 shares of common stock.

Part II

Item 2.  Changes in Securities and Use of Proceeds.

      1. In February 1998 the Company's shareholders approved a one-for-four reverse stock split of the Company's common stock.

      2. During the quarter ended March 31, 1998 the Company issued shares of common stock which were not registered under the Securities Act of 1933. The following is a description of the transactions relating to the issuance of these shares. The share amounts have been adjusted to reflect the one-for-four reverse stock split described above.

            A. Effective January 30, 1998 the Company issued 550,000 shares of its common stock to the four shareholders of Moviebar, Incorporated and Vectorvision, Incorporated in consideration for the acquisition of a business known as "Movie Vision." Movie Vision rents video cassettes, primarily containing motion picture, through automated dispensing units in hotels. Movie Vision currently has video cassette dispensing machines in approximately 140 hotels in the United States. For financial statement purposes, the acquisition of Movie Vision was valued at $1,100,000.

            B. During the quarter ended March 31, 1998 the Company:

     (1) sold 999,478 shares of its common stock to twenty-three investors for $869,000 in cash;
     (2) issued 202,500 shares of its common stock to five of the Company's officers and directors in consideration for services rendered;
     (3) issued 212,500 shares of its common stock to six financial consultants for consulting services provided to the Company;
     (4) issued 75,000 shares of its common stock to one unrelated person in settlement of a lawsuit filed against the Company;
     (5) issued 62,500 shares of common stock to two former officers and directors in payment of loans of $50,000.

            C. Between February and October 1997 the Company sold convertible notes in the principal amount of $1,017,500 to various private investors. The notes bear interest at 8% per annum and are due and payable between August 1997 and May 1998. During the quarter ended March 31, 1998 notes in the principal amount of $509,000 (plus accrued interest of $14,890) were converted into 327,431 shares of the Company's common stock.

     The sales of the Company's Common Stock described above were exempt transactions under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering. All of the shares of Common Stock were issued for investment purposes only and without a view to distribution. All of the persons who acquired the foregoing securities were fully informed and advised about matters concerning the Company, including its business, financial affairs and other matters. The purchasers of the Company's Common Stock acquired the securities for their own accounts. The certificates evidencing the securities bear legends stating that they may not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933, or pursuant to an applicable exemption from registration. All such shares are "restricted" shares as defined in Rule 144 of the Securities and Exchange Commission.

      The issuance of common stock as a result of the conversion of the Company's convertible notes were exempt under Section 3(a)(9) of the Securities Act of 1933. All shares of common stock issued upon the conversion of the notes were issued for investment purposes only and without a view to distribution. All of the persons who acquired the shares of common stock were fully informed and advised about matters concerning the Company, including its business, financial affairs and other matters. The former convertible note holders acquired the common stock for their own accounts. The certificates evidencing the securities bear legends stating that they may not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933, or pursuant to an applicable exemption from registration. All such shares are "restricted" shares as defined in Rule 144 of the Securities and Exchange Commission.

      In connection with certain sales referenced in B. (1) above, the Company paid a commission of $20,800 to a sales agent. Except as noted above, no underwriters were involved with the other sales or issuances of the Company's common stock and no commissions or other forms of remuneration were paid to any person in connection with such sales.

      3. During the quarter ending March 31, 1998 the Company issued options to the persons in the amounts and upon the terms set forth below.

                         Shares       Exercise      Option
Name                  Subject to       Price     Expiration
                         Option                      Date

Mark Bennett*            18,750        $3.00        2/2/03
                         37,500        $4.00        2/2/03
                         25,000        $6.00        2/2/03
                         12,500        $8.00        2/2/03

Michael Malet*           16,250        $3.00        2/2/03
                         32,500        $4.00        2/2/03
                         22,500        $6.00        2/2/03
                         10,000        $8.00        2/2/03

David Markowski*         18,750        $4.00        2/2/03
                         12,500        $6.00        2/2/03
                          6,250        $8.00        2/2/03

Chet Howard*              5,000        $3.00        2/2/03
                         12,500        $4.00        2/2/03
                          5,000        $6.00        2/2/03

George Pursglove*         5,000        $3.00        2/2/03
                         12,500        $4.00        2/2/03
                          5,000        $6.00        2/2/03
                          2,500        $8.00        2/2/03

Various Consultants      12,500        $3.00        2/2/03
                         18,750        $4.00        2/2/03
                         12,500        $6.00        2/2/03
                          6,250        $8.00        2/2/03
                         25,000        $5.00        2/2/03
                         12,500        $4.00        2/2/03
                         25,000        $2.00        2/2/03


*  Officer and/or director of Company

Item 6.           Exhibits and Reports on Form 8-K

      (a)   No exhibits are filed with this report
      (b) During the quarter ended March 31, 1998 the Company filed a report on Form 8-K, dated January 30, 1998, that disclosed the acquisition of a business known as "Movie Vision" and sale of shares of the Company's common stock.


SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SIMS COMMUNICATIONS, INC.



                                    By: /s/ Mark Bennett
                                         Mark Bennett
                                         President


                                        /s/ Bruce S. Schames
                                         Bruce S. Schames
                                         Chief Financial Officer


Date: May 15, 1998