Form 10-Q
period 1998-03-31
SIMS COMMUNICATIONS INC
filed 1998-05-18
CIK 907127

3

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                                        SEC File Number 0-25474
                                                       CUSIP Number 829 158 302

                                   FORM 12b-25

                           NOTIFICATION OF LATE FILING

                                  (Check One):

[ ] Form 10-K [ ] Form 20-F [ ] Form 11-K [X] Form 10-Q [ ] Form N-SAR

For Period Ended: March 31, 1998
---------------------------------

    Nothing in this Form shall be construed to imply that the Commission has verified any information contained herein.
---------------------------------

    If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates: N/A
---------------------------------

Part I - Registrant Information
---------------------------------

Full Name of Registrant:  SIMS Communications, Inc.

Former Name if Applicable:  N/A

Address of Principal Executive Office (Street and Number)

    17821 Skypark Circle, Suite G

City, State and Zip Code

    Irvine, California 92614
---------------------------------

Part II - Rules 12b-25(b) and (c)
---------------------------------
    If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed.
(Check box if appropriate)

    (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

[X] (b) The subject annual report, semi-annual report, or transition report or portion thereof will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly re- port or transition report on Form l0-Q or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

    (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.
---------------------------------

Part III - Narrative
---------------------------------

    State below in reasonable detail the reasons why the Form 10-K, 20-F, 11-K, 10-Q, or N-SAR, or the transition report or portion thereof could not be filed within the prescribed time period.

         The Company transmitted its quarterly report on Form 10-QSB to the Securities and Exchange Commission via the Edgar System at approxiamately 4:00 p.m., Mountain Standard Time, on May 15, 1998. However if an Edgar filing is received between 5:30p.m. and 11:59 p.m. Eastern Time, the filing is considered to have been made on the next business day. Accordingly, an extension of time is needed for filing the 10-QSB report.
---------------------------------

Part IV - Other Information
---------------------------------

    (1) Name and telephone number of person to contact in regard to this notification

              William T. Hart       (303)                839-0061
               (Name)            (Area Code)        (Telephone Number)

    (2)  Have all other periodic reports
         required under Section 13 or 15(d)
         of the Securities Exchange Act of
         1934 during the preceding l2 months
         (or for such shorter period that
         the registrant was required to file
         such reports) been filed?  If answer
         is no, identify report(s).                       [X] Yes  [ ] No

    (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included
         in the subject report or portion thereof?        [ ] Yes  [X] No

         If  so:  attach  an  explanation  of  the  anticipated   change,   both
         narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

                               SIMS Communications, Inc.
                        (Name of Registrant as specified in charter)

has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 15, 1998                         By       /s/ William T. Hart
                                                     -------------------
                                              William T. Hart
                                              Hart & Trinen
                                              1624 Washington Street
                                              Denver, CO  80203
                                              (303) 839-0061

                                            ATTORNEYS FOR SIMS
                                             COMMUNICATIONS, INC.

                                    ATTENTION
    Intentional misstatements or omissions of fact constitute Federal Criminal Violations
(See 18 U.S.C. 1001).