Form 10KSB
period 1998-06-30
SIMS COMMUNICATIONS INC
filed 1998-09-29
CIK 907127

SIMS COMMUNICATIONS, INC. AND SUBSIDIARIES


                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549

                                        FORM 10-KSB
(Mark One)

(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                   EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 1998
                                            OR
( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                   EXCHANGE ACT OF 1934

Commission File No. 0-25474

                                        SIMS COMMUNICATIONS, INC.
                      (Name of Small Business Issuer in its charter)

                Delaware                                  65-0287558
         (State of incorporation)                        (IRS Employer
                                                       Identification No.)
       18001 Cowan, Suites C&D
                Irvine, California                                 92614
    (Address of Principal Executive Office)                Zip Code

Registrant's telephone number, including Area Code: (949) 724-9094 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the most recent fiscal year were $980,951.

The aggregate market value of the voting stock held by non-affiliates of the Company, (8,876,755 shares) based upon the average bid and asked prices of the Company's Common Stock on September 25, 1998, was approximately $14,380,000.

As of September 25, 1998 the Company had 9,417,957 issued and outstanding shares of common stock.

ITEM 1. DESCRIPTION OF BUSINESS SIMS Communications, Inc. (the "Company") was incorporated in Delaware on August 15, 1991 to design and market a computerized system which provides unattended rental of cellular telephones through a stand-alone dispensing station. The Company's system, known as an Automated Communications Distribution Center ("ACDC"), was designed to serve the needs of traveling sales people, convention and seminar participants, and anyone else who is temporarily away from normal communications facilities and needs to maintain contact with an office or home while traveling. An ACDC unit is capable of dispensing from 1 to 12 cellular phones on an automated basis. The system uses electronic funds transfer and accepts American Express, Visa, MasterCard, Discover and Diner's Club credit cards for payment in advance by the customer.

        Prior to 1996 the Company operated ACDC units for its own account and also sold franchises which provided third parties the right to operate ACDC units at various franchised ions.

        The Company's first ACDC units became operational in September l993. In August l995, the Company had 50 ACDC units in operation and the Company's franchisees (13 in total) had 28 ACDC's in operation. During 1995 the Company discontinued the sale of new franchises. At September 15, 1998, the Company was not operating any ACDC units and the Company's only remaining franchisee had four ACDC units in operation.

        In 1996 the Company introduced four programs in an effort to diversify and broaden the Company's product and service mix: (i) cellular telephone activations, (ii) sale of pre-paid calling cards, (iii) sale of long distance telephone service and (iv) rental of cellular telephones using overnight courier service. With the exception of the sale of pre-paid calling cards, these four programs were discontinued in December 1997.

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

        Effective January 30, 1998 the Company issued 550,000 shares of its common stock to the shareholders of Moviebar, Incorporated and Vectorvision, Incorporated in consideration for the acquisition of a business known as "Movie Vision." Movie Vision rents videocassettes, primarily containing motion pictures, through automated dispensing units in hotels. Movie Vision currently has video cassette dispensing machines in approximately 140 hotels in the United States.

        Effective May 30, 1998 the Company acquired One Medical Service Inc. The One Medical Service technology is used in the pharmaceutical market and allows the pharmacy and its customers to communicate with medical vendors and suppliers and directly order home medical equipment through a proprietary point-of-sale terminal.

        All historical share data in this report have been adjusted to reflect the following stock splits relating to the Company's common stock: June 1995:
2-for-1 forward split, February 1996: 1-for-10 reverse split, February 1998:
1-for-4 reverse split.

        The Company's executive offices are located at 18001 Cowan, Suite C&D, Irvine, California 92614. The Company's telephone number is (949) 724-9094.

Link International Technologies, Inc.

        Effective December 31, 1996, the Company acquired Link International Technologies, Inc. ("Link") in consideration for the issuance of 168,539 shares of the Company's Common Stock. For financial statement purposes the acquisition was accounted for under the purchase method and the assets acquired from Link (net of liabilities) were valued by the Company at approximately $600,000.

        Link has developed a series of state-of-the art pre-paid long distance telephone card dispensing machines which allow for payment with bank debit cards, credit cards or cash.

        Link has developed and patented certain technologies which provide unique features for its phone card vending machines. The first and most important feature is that LINK's machine is the only vending machine in the market which can individually activate prepaid phone cards (or other "value stored" cards, including chip-embedded "smart" cards) at the point of sale. All prepaid phone cards stored in LINK's machines are "dead" (i.e. "inactive") until each one is individually activated once cash is received or a customer's credit or debit card has been accepted by the machine and successfully processed. This patented device, using a proprietary bar code technology, eliminates the risk of fraud or theft as well as the need for large capital investment which is required by other machines that dispense only pre-activated (or "live") cards. The machines can be operated either by direct telephone line or wireless technology, at the option of the customer. Second, although LINK's machines accept cash and credit cards, Link's machines are the only vending devices that requires the customer to use personal identification number when purchasing prepaid phones cards with a bank debit card. This particular feature serves to eliminate the expense (ie. "charge backs") to the merchant for mistakenly accepting fraudulent or stolen credit cards.

         Link has designed two versions of its prepaid telephone card machine. Its first product (introduced in 1995) is a full sized stand-alone vending machine which is used in locations where size is not important and where the machine's lighted billboard signage is desired for advertising. Typical locations include check cashing locations, office product stores, motels, airports, universities, and other high traffic locations. This machine, with six vending slots and a thermal graphic printer, offers other sales opportunities to the merchant such as recharging cellular phone time, dispensing promotional coupons, dispensing prepaid gas cards for service station chains, and selling and dispensing tickets for concerts, sporting events, lotteries, ski lifts, and the like. Although capable of dispensing a variety of products, Link has decided to concentrate heavily on the market for prepaid telephone cards and plans to install this machine at large regional accounts and chains.

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

         Link's phone card machines can also be used to dispense other items such as:

    - pre-paid gasoline cards
    - smart chip cards
    - coupons
    - stamps
    - sporting, theatrical and other event tickets

         Link has also developed a counter top point-of-sale transaction terminal, ("known as the "Debitlink" terminal), primarily for use in the sale of goods and services. This terminal, which accepts bank debit cards as well as major credit cards, includes the capability of pre-paid long distance phone card activation, customer frequency programs, check guarantee and pre-paid cellular time activation. The Debitlink terminal uses the same technology and host reporting as Link's phone card dispensing machines. The Company markets its Debitlink to smaller stores, most of which do not have point-of-sale debit card capability and to retail pharmacies. The Company began marketing Link's Debitlink terminals in August 1997.

         The Company receives revenues from sales of its Debitlink terminal and for all transactions processed by the terminal. As of September 15, 1998 approximately 70 Debitlink terminals were in operation and 50 terminals were awaiting installation.

         Link also markets its proprietary scrip terminals which provide the same benefits as cash dispensing ATM machines without the prohibitive costs to the merchant. A customer using a bank debit card inserts the card into the terminal and selects a dollar denomination ($5, $10, $20, etc.). The scrip terminal dispenses a receipt to the customer which can be used to pay for merchandise and/or services. The customer receives cash for any difference between the dollar denomination of the scrip and the amount of the purchase. Once the transaction is processed, funds are electronically transferred to the merchant's bank account from the customer's bank account within 48 hours.

Scrip terminals appeal to fast food restaurants, convenience stores, bars, pharmacies, arcades and other outlets where cash is needed for products or services. While occupying little store space, scrip terminals increase sales by giving customers purchasing power, thereby, generating impulse buying and larger purchases. Similarly, consumers find scrip terminals beneficial due the their convenience and the fact that they provide a safe alternative to isolated ATM's. The Company receives a transaction fee (charged to the customer rather than the retailer) for each transaction processed by the scrip terminal.

As of September 15, 1998 approximately 540 scrip terminals were in operation.

Movie Vision

         Effective January 30, 1998 the Company issued 550,000 shares of its common stock to the shareholders of Moviebar, Incorporated and Vectorvision, Incorporated in consideration for the acquisition of a business known as "Movie Vision." Movie Vision rents video cassettes, primarily containing motion pictures, through automated dispensing units in hotels. Movie Vision currently has video cassette dispensing machines in approximately 140 hotels in the United States.

One-Medical

         Effective May 30, 1998 the Company acquired One Medical Services, Inc. in consideration for 142,350 shares of common stock and 187,500 warrants exercisable at $2.00 per share at any time prior to May 30, 2003. The Company has also agreed to issue to the former owners of One Medical up to 1,485,000 additional shares of common stock depending on the future operating results of One Medical. The number of shares to be issued will be determined by dividing the quarterly net income of One Medical (for each fiscal quarter beginning June 30, 1998 and ending June 30, 2001), by the average closing price of the Company's common stock for the five day trading period prior to the end of each quarter.

         One Medical provides a financial processing and communications network for the Home Medical Equipment (HME) industry. Since the Company's DebitLink terminal has the ability to process information and verify insurance medical cards, this network can connect HME buyers with a network of HME vendors. This proprietary network has been designated for the medical and managed healthcare market, but the Company's primary focus at the present time is the retail pharmacy industry.

         The retail pharmacy industry has been one of the casualties of the growing influence of managed healthcare. As efforts to control healthcare spending increase, pharmacies have come under increasing pressure to lower prices. As a result, the era of the locally owned and operated drugstores has virtually ended as shrinking margins have forced a rapid consolidation in the industry. Giant pharmacy chains now dominate the industry, taking advantage of economics of scale in advertising, purchasing, and distribution. Thus, the retail pharmaceutical industry is forced to look for other revenue streams and efficiencies. The current home healthcare market is estimated to be $20 billion annually and is expected to mushroom to $60 billion within the next several years, representing up to 100 million potential customers. The driving forces behind this growth is the aging population, managed care pressures for earlier hospital discharges, advance home medical equipment technologies, government cost-cutting imperatives, and a more active elderly population.

      The One Medical network allows any pharmacy to be more competitive in the HME marketplace by being able to offer over 23,000 products through an automated catalogue process and a direct connection to local providers of oxygen, appliance repair, nursing care, and other such services. Pharmacies in the network are able to provide their customers with medical supplies and equipment along with product information without sending the customer to another location and thus losing control of the customer. As a result, the network provides pharmacies with the opportunity to capture a greater percentage of the managed healthcare market, generate additional revenues, and simultaneously provide greater service and convenience to their customers.

      The Company provides each pharmacy in the network with a compact, modular, self contained kiosk that allows a customer to view, inspect, obtain information and purchase a variety of HME equipment while at the local pharmacy. The kiosk measures approximately 24" by 15" by 17" and contains an HME catalogue of over 23,000 HME products, a directory of products and services offered by the HME vendors, a telephone handset and a key pad. This "one stop" shopping service is helpful for older, less healthy, and less mobile customers.

      The One Medical network is comprised of the following components:

      Pharmacies. In order to join the network a pharmacy is required to pay a monthly membership fee of $25. The pharmacy is also required to purchase one of the Company's DebitLink terminals which, together with installation, costs approximately $1,150. For each pharmacy within the network the Company installs (free of charge to the pharmacy) the One Medical kiosk. To insure quality control and customer satisfaction a pharmacy is required to contact each pharmacy customer that purchased products or services through the network. The pharmacy asks the customer certain questions concerning the quality of the products and/or services purchased through the network. For administering this quality control program, the pharmacy receives a fee for service from the HME service center, the HME vendor, or the catalogue vendor which provided products, equipment or services to the customer. Using the Company's DebitLink terminal, the pharmacy also earns fees for activating pre-paid telephone cards and through a computer link to the California Medi-Cal data base, the pharmacy can instantly verify MEDI-CAL eligibility for California residents. The Company charges the pharmacy a monthly fee for the MEDI-CAL verification service.

      HME Service Center. The HME Service Center provides customers with items such as wheelchairs, crutches, hospital beds, bathroom safety equipment, respiratory therapy equipment, and medical supplies. Delivery to the customer is made by van or truck. The typical HME Service Center supports 10 to 15 pharmacies and is located within ten miles of each pharmacy. In order to join the network the HME Service Center is required to pay an initial membership fee of $1,500 and a monthly fee of $150.

      HME Vendors The HME vendors provide customers with items such as oxygen concentrators, portable oxygen tanks, urological, ostomy, and skin care products, home health supplies, wound care treatment, vascular support products, breast pumps, diagnostic testing kits, orthopedic equipment, prosthesis, IV equipment, and services such as home nursing care, product repair services construction of ramps or lifts and conversions of automobiles or vans. Delivery of equipment and supplies is made by van or truck. The typical HME vendor supports 10 to 15 pharmacies and is located within ten miles of each pharmacy. In order to join the network the HME vendor is required to pay an initial membership fee of $500 and a monthly fee of $125. The Company also charges vendors a per-minute fee for all calls made by pharmacy customers using the network.

      Catalogue Vendor The catalogue vendor allows the customer to purchase over 23,000 home medical products such as walkers, canes, pillows, grab bars, lotions, and dressings. Delivery is made by U.P.S. or, at the option of the customer, overnight courier service. The Company also charges the catalogue vendor a per-minute fee for all calls made by pharmacy customers using the network.

      1 One Medical Service. The Company's One Medical Service division supplies the kiosk and the DebitLink terminal to the pharmacy, manages the network and administers the transfer of funds between the members of the network. At the present time, a major home medical equipment supplier pays for the kiosk.

      A customer needing home medical equipment or services is directed to the pharmacy's kiosk. The customer picks up the kiosk's telephone handset and, using the keypad, selects a number which corresponds with the product or service needed by the customer. After making the selection, the customer is connected to a representative at the nearest HME service center or HME vendor, or with a representative at the catalogue vendor. The customer then obtains any needed information relating to the product or service from the representative and if desired, orders the product or service. Billing for the product or service is handled directly between the vendor and the customer. Pharmacy customers can also access the One Medical network at home by dialing a toll-free number provided by the pharmacy.

      The Company's One Medical Service division receives revenue from a variety of sources including initial membership fees, monthly membership dues, prepaid phone-card sales, charges for calls made to HME service centers and vendors by pharmacy customers, Medi-Cal verification fees, advertising rebates, and fees for all transactions processed by the pharmacy's Debitlink terminal.

As of September 15, 1998, 100 pharmacies, three HME service centers, fifteen HME vendors and one catalogue vendor were members of the One Medical network.

Research and Development

         During the years ending June 30, l997, and 1998, the Company spent approximately $35,000, and $33,000 respectively, on research and development. Research and development expenditures pertained to the design, development and testing of enhancements to Link's DebitLink transaction terminals as well as other on-line transaction terminals as well as other on-line transaction terminals.

Franchise Operations

         Prior to 1996 the Company operated ACDC units for its own account and also sold franchises which provided third parties the right to operate ACDC units at various franchised locations.

         As of April 15, 1998 only one Company franchisee was operating ACDC units. Instafone of California, one of the Company's former franchisees, had previously paid the Company $1,000,000 for deposits of ACDC units and franchises. Instafone of California is no longer in the business of renting cellular telephones and has advised the Company that it wants a refund of the deposits paid to the Company. The Company is attempting to negotiate a settlement with Instafone of California concerning this matter. The amounts received by the Company for equipment and franchise deposits as of June 30, 1997 represented 90% of the total amounts recorded by the Company as a liability for franchise and customer deposits on such date. See Item 3 of this report.

Competition

         The Company competes with numerous other companies which are engaged in the Company's lines of business. Many of these competitors have greater financial and marketing resources than those of the Company.

Employees and Offices

         As of September 15, 1998, the Company employed 38 persons on a full-time basis. Fifteen employees serve in management or administrative capacities, and the remainder are hourly workers in the Company's operations. None of the Company's employees are covered by a collective bargaining agreement. The Company has never experienced an organized work stoppage, strike or labor dispute. Management considers the Company's relations with its employees to be good.

         The Company leases a 7,000 square foot production and office facility in Tampa, Florida at an annual rent of $35,000. The lease on this facility expires in June 2002. The Company's executive offices are located in Irvine,

California and consist of 4,900 square feet of space which are leased at an annual rent of $67,000. This lease on the space expires in August 2003. The Company's offices in Florida consist of 1,400 square feet of space and are leased for $15,000 per year pursuant to a lease which expires in December 2001.

ITEM 2.  DESCRIPTION OF PROPERTIES

See Item 1 of this report.

ITEM 3.  LEGAL PROCEEDINGS

         The Company's California franchisee has demanded that the Company purchase this franchise, as well as the franchisee's ACDC units, for approximately $1,000,000. The Company is currently negotiating the terms of this acquisition with the franchisee. If the Company and the franchisee cannot reach an agreement as to the acquisition of the franchise, the franchisee has indicated that it intends to file suit against the Company for breach of the franchise agreement. As of June 30, 1998 the Company had a liability of $724,000 for franchise and equipment deposits paid by this franchisee to the Company.

         Other than the foregoing, there are no legal proceedings to which the Company is a party or to which its properties are subject, other than routine litigation incident to the Company's business which is covered by insurance or which would not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of September 18, 1998, there were approximately 600 beneficial owners of the Company's Common Stock. The Company's Common Stock is traded on the National Association of Securities Dealers Automatic Quotation ("NASDAQ") System. Set forth below are the range of high and low bid quotations for the periods indicated as reported by NASDAQ. The market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The Company's Common Stock began trading in February 1995. The market quotations have been adjusted to reflect a two for one forward stock split, which was effective in June 1995, a one-for ten reverse stock split which was effective in March 1996, and a one-for-four reverse stock split which was effective in February 1998.

      Quarter
      Ending                High      Low


       9/30/95             $95.00   $20.00
      12/31/95             $31.24   $ 7.48
       3/31/96             $18.72   $ 3.72
       6/30/96             $ 7.12   $ 4.00

       9/30/96             $ 5.36   $ 2.00
      12/3l/96             $ 4.48   $ 2.64
       3/31/97             $ 7.76   $ 3.44
       6/30/97             $11.24    $4.12

       9/30/97              $2.31    $1.25
      12/31/97              $5.00    $1.50
       3/31/98              $2.87    $1.09
       6/30/98              $2.75    $1.56

         Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefor and, in the event of liquidation, to share pro rata in any distribution of the Company's assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. The Company has not paid any dividends on it's Common Stock and the Company does not have any current plans to pay any Common Stock dividends.

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

Statement of Operations Data:

                                    Years Ended June 30,
                                   1998                     1997

Revenues                        $980,951                $2,923,532
Cost of Sales                   (523,479)               (1,608,572)
Operating and other
Expenses                      (7,503,483)               (4,657,587)
(Loss Income from
  Discontinued Operations)        (63,737)                 553,731
Net (Loss)                   $(7,109,748)              $(2,788,896)

Balance Sheet Data:
                                           June 30,
Current Assets                $1,088,022                $2,006,289
Total Assets                   5,602,751                 5,544,173
Current Liabilities            2,785,015                 3,630,430
Total Liabilities              3,372,542                 3,716,349
Working Capital (Deficit)     (1,697,013)               (1,624,141)
Shareholders' Equity           2,230,209                 1,827,824

No Common Stock dividends have been declared by the Company since its inception.

Results of Operations

         The following table shows the percentage of the Company's gross revenues by category for the periods indicated, as well as the anticipated revenue percentage from each category for the year ending June 30, 1999.

                                 Percent  of  Gross Revenues
                                                            Year Ending
                                  Years Ending June 30,     June 30, 1999
                                 1997           1998        (Projected) (1)

        Rental of cellular
        telephones directly
        from Company and
        from ACDC Units.          19%            13%            --

        Sale of ACDC units,
         and related
         equipment.               25%            --             --

                                     Percent  of Gross Revenues
                                                            Year Ending
                                  Years Ending June 30,     June 30, 1999
                                 1997           1998        (Projected) (1)

        Fees paid by cellular
        telephone companies for
        activation of cellular
        telephones                38%            37%            --

        Sale of prepaid calling cards.            5%            13%      4%

        Sale of long distance
        telephone service.         1%             3%            --

        Revenues from Link
        International             12%             9%            50%

        Revenues from Moviebar    --             23%            14%

         Revenues from One Medical
        Service                   --              1%            32%

        Miscellaneous Income                     --              1%      --

(l) There can be no assurance that these percentages will not change significantly based upon events which may not be within the Company's control. Projected revenues for the year ending June 30, l999 constitute a forward-looking statement which is subject to risks and uncertainties which could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include lack of adequate funding, loss of major customers and inability to meet sales projections. The Company undertakes no obligation to publicly release any revision to these forward-looking statements which may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

        Prior to 1996 the Company operated ACDC units for its own account and also sold franchises which provided third parties the right to operate ACDC units at various franchised locations. The Company's first ACDC units became operational in September l993. In August 1995, the Company had 50 ACDC units in operation and the Company's franchisees (13 in total) had 28 ACDC's in operation. At September 15, 1998, the Company was not operating any ACDC units and the Company's only remaining franchisee had four ACDC units in operation.

        In 1996 the Company introduced four programs in an effort to diversify and broaden the Company's product and service mix: (i) cellular telephone activations, (ii) sale of pre-paid calling cards, (iii) sale of long distance telephone service and (iv) rental of cellular telephones using overnight courier service. With the exception of the sale of pre-paid calling cards, these programs were discontinued in December 1997.

Effective   December  31,  1996,   the  Company   acquired  Link   International
Technologies, Inc. in consideration for the issuance of 168,539 shares of the Company's Common Stock.

        Effective January 30, 1998 the Company issued 550,000 shares of its common stock to the shareholders of Moviebar, Incorporated and Vectorvision, Incorporated in consideration for the acquisition of a business known as "Movie Vision." Movie Vision rents videocassettes, primarily containing motion pictures, through automated dispensing units in hotels. Movie Vision currently has video cassette dispensing machines in approximately 140 hotels in the United States. For financial statement purposes, the acquisition of Movie Vision was valued at $1,100,000.

         Effective May 30, 1998 the Company acquired One Medical Services, Inc. in consideration for 142,350 shares of common stock and 187,500 warrants exercisable at $2.00 per share at any time prior to May 30, 2003. The Company has also agreed to issue to the former owners of One Medical up to 1,485,000 additional shares of common stock depending on the future operating results of One Medical. The number of shares to be issued will be determined by dividing the quarterly net income of One Medical (for each fiscal quarter beginning June 30, 1998 and ending June 30, 2001), by the average closing price of the Company's common stock for the five day trading period prior to the end of each quarter. Using terminals developed by Link pharmacy customers can communicate with medical vendors and suppliers and directly order home medical equipment.

Year Ending  June 30,  1998

     During the year ending June 30, 1998 the Company's revenues declined as a result of the suspension of the Company's ACDC program and the termination of the following programs which were first introduced in 1996: (i) cellular telephone activations, (ii) sale of long distance telephone service and (iii) rental of cellular telephones using overnight courier service.

      During fiscal 1998 the Company  concentrated  on its three new  divisions:
Link, Movievision and One Medical Service. During the year ended June 30, 1998 revenues from the Link and Movie Vision divisions were $148,000 and $371,000 respectively. Revenues from the One Medical Service division, which was acquired effective May 30, 1998, were not significant during fiscal 1998.

      General and Administrative expenses as well as Selling and Marketing expanses increased due to the acquisition of Link, Movie Vision, and One Medical Service, the lease of the Company's production facility in Tampa and changes in the management of the Company.

      The following factors also contributed to the Company's loss during the year ending June 30, 1998:

      A. An expense of $1,687,422 as the result of issuing shares of stock, options and warrants for services rendered.

      B. In February 1998, the Company settled a lawsuit filed by a former Master Licensee of ACDC units resulting in a special charge of $424,300. The terms of the settlement require the Company to pay $115,000 over 21 months and issue 300,000 shares of common stock to the former master licensee.

      C. In March 1997, the Company entered into a License Agreement with Cancall Cellular Communications, Inc. ("Cancall") whereby the Company provided Cancall with a license to operate and/or distribute the Company's ACDC units, prepaid calling card machines and point-of-sale terminals. The Licensing Agreement also required Cancall to purchase a certain number of ACDC units and point-of-sale terminals from the Company. Between March and September 1997, the Company sold 30 ACDC units to Cancall for $705,000. In payment of the $500,000 licensing fee and the 30 ACDC units, Cancall issued 1,807,800 shares of it's Class B Preferred Stock to the Company. As of September 30,1997 the Company had valued the Cancall Preferred Stock at $1,310,000. Subsequent to September 30, 1997 the Company and Cancall ( i ) agreed to rescind the licensing agreement and the sale of the ACDC units (ii) the equipment previously sold to Cancall were returned to the Company and (iii) an expense of ($764,000) was recorded.

      D. Between June through September 1996 the Company sold 30 ACDC units to a master licensee in California resulting in gross revenues of $664,000. The Company has not received payment for the units and a reserve of $374,980 (the profit for the units sold) was recorded for uncollected receivables.

      E. The Company recorded a valuation reserve ($200,000) for the Company's investment in Smartphone, a non consolidated subsidiary which sold prepaid cellular telephones.

      F. An increase in the ACDC depreciation and patent amortization rates due to technological changes in the industry.

Year Ending June 30, l997

        Revenues during the year ending June 30, 1997 increased from the comparable period in 1996 due to the expansion of four programs which were introduced in 1996 in an effort to diversify and broaden the Company's product and service mix. These programs were (i) cellular telephone activations, (ii) sale of pre-paid calling cards, (iii) sale of long distance telephone service and (iv) rental of cellular telephones using overnight courier service. With the exception of the sale of pre-paid calling cards, these programs were discontinued in December 1997.

        Revenues also increased as the result of a one-time licensing fee ($500,000) received pursuant to a License Agreement between the Company and Cancall Cellular Communications, Inc. (Cancall). The License Agreement provided Cancall with the right to operate and/or distribute the Company's ACDC units, as well as Link's prepaid calling card machines and POS terminals (collectively the "Products"). In consideration for the rights granted pursuant to the Licensing Agreement, Cancall agreed to pay the Company $500,000 in shares of Cancall's Class B Preferred stock. The Licensing Agreement also required Cancall to purchase a certain number of ACDC units and POS terminals from the Company. During the year ending June 30, 1997 the Company sold thirty ACDC units to Cancall for $705,000. In payment of the $500,000 licensing fee and the thirty ACDC units, Cancall issued 1,807,800 shares of it's Class B Preferred Stock to the Company. Subsequent to June 30, 1997 the Company and Cancall (i) agreed to rescind the licensing agreement and the sale of the ACDC units (ii) the equipment previously sold to Cancall were returned to the Company and (iii) an expense of ($764,000) was recorded.

        The activation program of cellular telephones for members of the Florida, Louisiana, and Mississippi AAA clubs began in January 1996. This program allowed a AAA member to receive a free cellular telephone if the member agreed to a one year cellular telephone service contract. The Company received a commission for each activation. The Company discontinued this program in fiscal 1988.

        Revenues from the rental of cellular telephones through ACDC units decreased during the year ending June 30,1997 as the Company closed certain ACDC locations that were not profitable.

        As an alternative to selling ACDC units to franchisees the Company entered into various master licensing arrangements with third parties. These arrangements normally involve the single sale of 10 or more ACDC units for (i) a large location (such as an airport), (ii) part or all of a foreign country, or
(iii) a specific region in the United States. As of June 30, 1997 the Company had sold 30 ACDC units to third parties under master licensing arrangements, resulting in gross revenues of approximately $664,000, and had sold 10 ACDC units to a corporation affiliated with certain former officers and directors of the Company for $150,000. Although all of these sales occurred prior to December 31, 1996, as a result of credit terms extended by the Company approximately $793,000 was still owed to the Company as of June 30, 1997 for these equipment sales. The Company has not received payment for the units and subsequent to June 30, 1997 a reserve of $374,980 (the profit for the units sold) was recorded for uncollected receivables.

        Effective December 31, 1997 the Company acquired all the issued and outstanding shares of Link International, Inc. ("Link"). Link manufactures and distributes machines which dispense prepaid calling cards and terminals which are used by merchants to perform a variety of transactions, including accepting credit cards and bank debit cards in payment for sales of merchandise and services. The terminals manufactured by Link are sometimes referred to as "POS terminals". As a result of this acquisition, Link's revenue and expenses have been consolidated with those of the Company for the six months ending June 30, 1997. During this six month period, Link's revenues from sales of equipment, prepaid calling cards and technical service were approximately $60,000, which amount excludes revenues attributable to the Licensing Agreement between the Company and Cancall. During the six month period ending June 30, 1997 Link's cost of sales accounted for 0.4% of the Company's consolidated cost of sales and Link's other expenses accounted for approximately 1% of the Company's consolidated operating expenses.

        The increase in Cost of Sales during the year period ending June 30, 1997 reflects the acquisition of Link, the expansion of the Company's cellular telephone rental, cellular telephone activation, prepaid calling cards and long distance telephone programs.

Liquidity and Sources of Capital

        During the year ending June 30, 1998 the Company's operations used approximately $2,800,000 of cash.

        In order to fund its operating losses, the Company sold shares of its common stock in private placements and borrowed funds from private lenders. In July 1998, the Company issued 1,402,500 shares of its common stock at $1.00 per share, raising $1,172,125 net of $230,375 in offering related expenses.

        The Company's scrip terminals are sold to a leasing Company which leases the terminals back to the Company. The leased scrip terminals are placed with a merchant free of charge. The Company receives a fee for each transaction processed by the scrip terminal. The Company uses a portion of these fees to pay the monthly charges for the leased terminals. The funds received from the sale of the terminals to the leasing company are a source of cash to the Company. Other than the foregoing, and any cash generated by the Company's operations, the Company does not have any available credit, bank financing or other external sources of liquidity. Due to historical operating losses, the Company's operations have not been a source of liquidity. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. During the next twelve months the Company will need capital to fund its operations, repay outstanding debt and fund receivables and inventory balances.

        Although there can be no assurance in this regard, the Company expects that during fiscal 1999 cash generated by operations and the sale of the Company's point-of-sale and scrip terminals will satisfy the Company's cash requirements. During the twelve months ending June 30, 1999 the Company's anticipated capital requirements are $700,000 for inventory, and $150,000 for equipment and fixed assests.

        The Company may suffer future losses, in which case the Company will need to obtain additional sources of capital in order to continue operations. There can be no assurance, however, that the Company will be successful in obtaining additional funding.

Year 2000 Issue

   The "Year 2000" issue affects the Company's installed computer systems, network elements, software applications and other business systems that have time-sensitive programs that may not properly reflect or recognize the Year 2000. Because many computers and computer applications define dates by the last two digits of the year, "00" may not be properly identified as the Year 2000. This error could result in miscalculations or system failures. The Company is conducting a review of its computer systems to identify those areas that could be affected by the "Year 2000" issue and is developing an implementation plan to ensure compliance. The Company presently believes that the Year 2000 problem will not pose significant operational concerns nor have a material impact on the financial position or results of operation in any given year. The total cost of modifications and conversions is not expected to be material and will be expensed as incurred. However, failures of computer systems maintained by third parties could have a material impact on the Company's ability to conduct business.

ITEM 7.  FINANCIAL STATEMENTS

See the financial statements attached to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURENot applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The Company's officers and directors are as follows:

Name                      Age                  Position
Mark Bennett              39                  President and a Director
Michael Malet             50                  Vice President and a Director
Bruce S. Schames          51                  Chief Financial  and   Accounting
                                              Officer
David Markowski           37                  Vice President of Finance
Marvin Berger             54                  Executive Vice President of Sales
                                              and Marketing

Chet Howard               54                  Director
George Pursglove          46                  Director
Cornelia Eldridge         57                  Director

         Each director holds office until his successor is duly elected by the stockholders. Executive officers serve at the pleasure of the Board of Directors.
         The following sets forth certain information concerning the past and present principal occupations of the Company's officers and directors.

         Mark Bennett has been the Company's President since November 1997 and has been a Director of the Company since September 1997. Mr. Bennett has been the President, Chief Executive Officer and a Director of Link International Technologies, Inc., a subsidiary of the Company, since January 1996. Since April 1995 Mr. Bennett has also been the President of New View Technologies, a wholly owned subsidiary of Link. From 1985 to 1987 Mr. Bennett was the General Manager for MovieBar, a video vending company servicing the hotel and hospitality industry, with installations in over 35,000 hotel rooms worldwide. In 1987 Mr. Bennett became Vice President of International Operations and General Manager of MovieBar and was subsequently named as President of MovieBar Company USA. In December 1995 Mr. Bennett resigned his position with MovieBar to co-found Link.

         Michael Malet has been the Company's Vice President since November 1997 and has been a director of the Company since September 1997. Mr. Malet has been the President of New View Technologies, Inc., a wholly owned subsidiary of Link International Technologies, Inc., since July 1995. From 1986 to 1987 Mr. Malet was the President of Vending Control Systems, a manufacturer of video vending machines. Mr. Malet was a Sales Manager (1987-1990) and later President
(1991-1995) of Keyosk Corporation, a Company involved on the development and sale of intelligent on-line vending machines, including the Company's ACDC Units.

     Bruce S. Schames has been the Company's Controller since December, 1993. In April 1997 Mr. Schames became the Company's Chief Financial Officer. From 1991 to 1993 Mr. Schames was self-employed as a Certified Public Accountant. Between 1983 and 1991, Mr. Schames was employed as Manager of Financial Reporting for the Dole Fresh Fruit Company.

         David Markowski joined the Company as Vice President of Finance in January 1998. Since 1991 he has served as a business consultant to various small private and public companies seeking assistance in all aspects of growth.

     Marvin S. Berger joined the Company as Vice President of Sales and Marketing in April 1998. Prior to his joining the Company Mr. Berger was Vice President of Sales and Special Accounts with SmarTalk Telecommunications, Inc. a company at which his involvement began during the founding stages. Mr. Berger has held marketing and management positions at IBM, Data General Corporation and Visage Corporation.

         Chet Howard has been a director of the Company since September 1997. Since 1992 Mr. Howard has been a principal of Consolidated Business Group, a company providing financial consulting services for development stage business. From 1988 to 1992 Mr. Howard was Executive Vice President and Chief Financial Officer of HQ Office Supplies, Inc.

         George Pursglove has been a Director of the Company since September 1997. Since November 1995 Mr. Pursglove has been a principal of Consolidated Business Group, a company providing financial consulting services to development stage businesses. Between March 1993 and November 1995 Mr. Pursglove was a Senior Divisional Merchandise Manager, and later Director of Merchandising for Office Depot. Between April 1992 and March 1993 Mr. Pursglove was Divisional Merchandise Manager for the Price Company, a retailer of home improvement goods.

         Cornelia Eldridge has been a Director of the Company since July 1998. Since 1981 Ms. Eldridge has been the President of Eldridge Associates, Inc., a management consulting firm.

     All of the Company's officers devote substantially all of their time on the Company's business. Mr. Howard, Mr. Pursglove and Ms. Eldridge, as directors, devote only a minimal amount of time to the Company.

         Michael Malet and Chet Howard are members of the Company's audit committee.

Change in Management

         In November 1997 Melvin Leiner, Darren Marks, James Caprio and Donald Marks resigned as officers and directors of the Company. David Barnhill also resigned as a director in November 1997. In November 1997 Mark Bennett was appointed President and Michael Malet was appointed Executive Vice President of the Company. Bruce Schames continued as an officer of the Company. Mark Bennett, Michael Malet, Chet Howard and George Pursglove remained directors of the Company.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the fiscal year ended June 30, 1998.

                                            Other     Re-
                                            Annual    stricted
                                            Compen-   Stock      Options
      Name and   Fiscal   Salary   Bonus    sation    Awards     Granted
Principal Position          Year      (1)      (2)        (3)       (4)
      (5)

Mark Bennett     1998   $111,350      --       $8,400     93,750 560,500
President and
Chief Executive
Officer
Michael Malet    1998   $100,923      --       $8,400     81,250 457,000
Vice President

(1) The dollar value of base salary (cash and non-cash) received.
(2) The dollar value of bonus (cash and non-cash)  received.
(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property. Amounts in the table represents automobile allowances.
(4) During the year ending June 30, 1998, the shares of the Company's common stock issued as compensation for services.

         The table  below  shows the  number of shares of the  Company's  Common
Stock owned by the officers listed above, and the value of such shares as of June 30, 1998.

    Name                          Shares                    Value
 Mark Bennett                     224,900                   $393,575
    Michael Malet                 157,802                   $276,154

(5) The shares of Common Stock to be received upon the exercise of all stock options granted during the. year ending June 30, 1998.

Options Granted During Fiscal Year Ending June 30, l998

The following tables set forth information concerning the options granted, during the fiscal year ended June 30, 1998, to the persons named below, and the fiscal year-end value of all unexercised options (regardless of when granted) held by these persons.

                                                                Potential
                                                          Realizable Value at
                       % of Total                     Assumed Annual Rates
                         Options                           of Stock Price
                        Granted to    Exercise               Appreciation for
            Options     Employees in  Price Per  Expiration   Option  Term (1)
 Name       Granted (#) Fiscal Year   Share      Date          5%        10%

Mark Bennett 560,500     38.5%        $1.50        5/29/03  $233,168  $513,978
Michael Malet457,000     31.4%        $1.50        5/29/03  $190,112  $419,069

David Mark-
owski        439,000     30.2%        $1.50        5/29/03  $182,624  $402,563

 (1) The potential realizable value of the options shown in the table assuming the market price of the Company's Common Stock appreciates in value from the date of the grant to the end of the option term at 5% or 10%.

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

         Other Arrangements. During the year ending June 30, 1998 the Company issued shares of common stock and options to the following directors in consideration of services rendered to the Company:

                              Shares
                              Issuable upon     Option           Option
                  Shares      exercise of       Exercise       Expiration
Name              Issued(1)   Options           Price             Date

Chet Howard       25,000      $50,000           $1.50            5/29/03

George Pursglove  37,500      $50,000           $1.50            5/29/03

(1) Certain of these shares were issued pursuant to the Company's Stock Bonus Plan. See "Stock Bonuses" below.

         See " Stock Option and Bonus Plans" below for information concerning stock options and stock bonuses granted to the Company's former and present officers.
         Except as disclosed elsewhere in this report no director of the Company received any form of compensation from the Company during the year ended June 30, 1998.

Stock Option and Bonus Plans

         The Company has an Incentive Stock Option Plan, a Non-Qualified Stock Option Plan and a Stock Bonus Plan. A summary description of each Plan follows. In some cases these three Plans are collectively referred to as the "Plans".

Incentive Stock Option Plan.

         The Incentive Stock Option Plan authorizes the issuance of options to purchase up to 1,250,000 shares of the Company's Common Stock, less the number of shares already optioned under both this Plan and the Non-Qualified Stock Option Plan. The Incentive Stock Option Plan became effective on April 15, 1993 and will remain in effect until April 15, 2001 unless terminated earlier by action of the Board. Only officers, directors and key employees of the Company may be granted options pursuant to the Incentive Stock Option Plan.

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

Stock Bonus Plan.

         Up to 1,500,000 shares of Common Stock may be granted under the Stock Bonus Plan. Such shares may consist, in whole or in part, of authorized but unissued shares, or treasury shares. Under the Stock Bonus Plan, the Company's employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares; provided, however, that bona fide services must be rendered by consultants or advisors and such services must not be in
connection   with  the  offer  or  sale  of  securities  in  a   capital-raising
transaction.

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

Summary.

         The following sets forth certain information as of September 18, 1998, concerning the stock options and stock bonuses granted by the Company. Each option represents the right to purchase one share of the Company's Common Stock.

                           Total          Shares               Remaining
                           Shares      Reserved for             Shares Options/
                            Reserved   Outstanding  Issued As     Shares
Name of Plan               Under Plan    Options    Stock Bonus  Under Plan

Incentive Stock Option Plan1,250,000      297,500       N/A     952,500
Non-Qualified Stock Option
  Plan                     3,000,000    1,866,500       N/A   1,113,500
Stock Bonus Plan           1,500,000          N/A   749,625         375

Stock Bonuses

         Between May 1996 and June l998 the Company, in accordance with the terms of its Stock Bonus Plan, issued shares of Common Stock to certain Company officers, employees and consultants. The following persons (including former officers and directors) received shares of the Company's common stock as stock bonuses:

                                Shares Issued as Stock Bonus
    Name                   1996           1997            1998

Melvin Leiner *          62,500        12,500
Darren Marks *           62,500        12,500
James J. Caprio *        62,500
Donald Marks *           62,500
Bruce Schames            18,750
Mark Bennett                                           18,750
Michael Malet                           5,000          16,250
David Markoski                                          6,250
Chet Howard                                             6,250
George Pursglove                                       12,500
Other employees and
consultants as a group   192,500       86,875         111,250
                         -------       ------         -------
                          461,250      116,875        171,500
                         ========      =======        =======

* Former Officer and Director

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of September 15, 1998, information with respect to the only persons owning beneficially 5% or more of the outstanding Common Stock and the number and percentage of outstanding shares owned by each director and officer and by the officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of Common Stock.

                                       Number of             Percent of
Name and Address                       Shares  (1)           Class (2)

Mark Bennett
18001  Cowan,
Suites C&D
Irvine, CA  92614                       224,900                3%

Michael Malet                           157,802                2%
18001 Cowan, Suites C&D
Irvine, CA  92614

Bruce S. Schames                         1,000                   *
4551 North Dixie Highway
Boca Raton, FL 33431

                                       Number of             Percent of
Name and Address                         Shares  (1)         Class    (2)

David Markowski                          25,000                  *
18001 Cowan, Suites C&D
Irvine, CA  92614

Marvin Berger                            80,000                  1%
18001 Cowan, Suites C&D
Irvine, CA  92614

Chet Howard                             25,000                   *
1805 Apricot Glen Drive
Austin, TX  78746

George Pursglove                         27,500                  *
9380 N.W. 39 Court
Coral Springs, FL 33065

Cornelia Eldrige                            --                    --
4514 Elkhorn Road
Sun Valley, Idaho  83353

Officers and Directors as a
Group (8 persons)                       541,202                  7.2%

*  Less than 1%

(1) Excludes shares issuable prior to November 30, 1998 upon the exercise of options or warrants granted to the following persons:

      Name                   Options exercisable prior to November 30, 1998

      Mark Bennett                           560,500
      Michael Malet                          457,000
      Bruce Schames                               --
      David Markowski                        439,000
      Chet Howard                             50,000
      George Pursglove                        50,000

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions with Former Management.

Melvin Leiner, Donald Marks, James Caprio and Darren Marks were officers and directors of the Company between August 1991 and November 1997. See "Change in Management" above.

         In December 1995 the Company issued 10,945 shares of its Common Stock to Melvin Leiner, Donald Marks, James Caprio and Darren Marks (43,778 shares in total) as repayment of loans, each in the amount of $90,500, made by such persons to the Company.

         In March 1996 the Company issued 6,250 shares of its Series B Preferred Stock to Melvin Leiner, Donald Marks, James Caprio and Darren Marks (25,000 shares in total) as repayment of loans, each in the amount of $25,000, made by such persons to the Company.

         In June 1996 the Company issued 62,500 shares of its Common Stock to Melvin Leiner, Donald Marks, James Caprio and Darren Marks (250,000 shares in total) as repayment of loans, each in the amount of $125,000, made by such persons to the Company.

In June 1996 the Company issued shares of its Common Stock to the following former officers and directors in repayment of loans made by such persons to the
Company:  Melvin Leiner:  25,922 shares in repayment of loan of $51,843;  Donald
Marks: 28,588 shares in repayment of loan of $57,175; James Caprio: 28,616 shares in repayment of loan of $57,232; and Darren Marks: 21,860 shares in repayment of loan of $43,720.

         In September 1996, the Company acquired a 10% interest in Smartphone, Inc. (a corporation that sells a debit cellular telephone) from Melvin Leiner, Donald Marks, James Caprio and Darren Marks in consideration for 100,000 shares of the Company's common stock. The Company's investment in Smartphone was recorded at $200,000, which was the original cost of the former officers' and directors' investment in Smartphone.

         During the year ended June 30, 1996, the Company sold five ACDC units and related technology to Lonestar, Inc., a corporation owned by Melvin Leiner, Darren Marks, James Caprio and Donald Marks for $350,000. The sales price for these units was paid by offsetting advances of $350,000 which had previously been made to the Company by such officers. In December l996 the Company sold ten additional ACDC units to Lonestar for $l50,000. Lonestar made an initial payment of $15,000 for these ACDC units and has a balance of $123, 859 owing to the Company.

Transactions  with  Present  Management

Effective January 30, 1998 the Company issued 550,000 shares of its common stock to the shareholders of Moviebar, Incorporated and Vectorvision, Incorporated in consideration for the acquisition of a business known as "Movie Vision." Movie

Vision rents video cassettes, primarily containing motion pictures, through automated dispensing units in hotels. Movie Vision currently has video cassette dispensing machines in approximately 140 hotels in the United States. For financial statement purposes, the acquisition of Movie Vision was valued at $1,100,000. Mark Bennett, the President and a director of the Company, was shareholder of both Moviebar, Incorporated and Vectorvision, Incorporated and received 55,000 shares of the Company's common stock in connection with this transaction.
         During the fiscal 1998 the Company issued 18,750 shares of its common stock to David Markowski in consideration for services provided to the Company. The Company also issued Mr. Markowski 6,250 shares of common stock pursuant to the Company's stock bonus plan.

         See "Stock Option and Bonus Plans" in Item 10 of this report for information concerning stock options and stock bonuses granted to the Company's present officers and directors.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
ExhibitsNumber                                         Exhibit    Page Number
3.1      Certificate of Incorporation                             (1)


3.1.1    Amendment to Articles of Incorporation                   (3)

3.2      Bylaws of the Company                                    (1)

28.1     Form of 1993 Incentive Stock Option Plan                 (1)
         and 1993 Non-Statutory Stock Option Plan

28.2     Stock Bonus Plan                                         (2)

____     Financial Data Schedule                       ______________


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

                                 Table of Contents


                                                                         Page

Independent Auditors' Report.............................................F - 1

Financial Statements

   Consolidated Balance Sheet............................................F - 2

   Consolidated Statements of Operations.................................F - 3

   Consolidated Statements of Stockholders' Equity.......................F - 4

   Consolidated Statements of Cash Flows.................................F - 5

Notes to Consolidated Financial Statements...............................F - 6

                           INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
SIMS Communications, Inc. and Subsidiaries
Irvine, California


We have audited the accompanying consolidated balance sheet of SIMS Communications, Inc. and Subsidiaries as of June 30, 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SIMS Communications, Inc. and Subsidiaries as of June 30, 1998 and the results of their operations and cash flows for the years ended June 30, 1998 and 1997 in conformity with generally accepted accounting principles.

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


                                           Ehrhardt Keefe Steiner & Hottman PC
September 15, 1998
Denver, Colorado

                    SIMS COMMUNICATIONS, INC. AND SUBSIDIARIES


                See notes to consolidated financial statements.

                                     F - 3
                            Consolidated Balance Sheet
                                   June 30, 1998

                                        Assets
Current assets
   Cash and cash equivalents (Note 7)                               $  263,878
   Accounts receivables, less allowance for doubtful
    accounts of $27,584                                                128,984
   Inventories                                                         452,473
   Prepaid expenses                                                     92,667
   Notes receivable, current portion (Notes 5 and 10)                  150,000
                                                                    ----------
         Total current assets                                        1,088,002

Property and equipment (Note 4)                                      2,589,447
                                                                    ----------
Other assets
   Notes receivable less allowance of $400,902                         445,360
(Notes 5 and 10)
   Patents, net of accumulated amortization of                         401,121
$115,624
   Goodwill (Note 3)                                                   952,069
   Other                                                               126,752
                                                                    ----------
         Total other assets                                          1,925,302
                                                                    ----------
Total assets                                                        $5,602,751
                                                                    ==========
                         Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                                 $  543,058
   Accrued expenses                                                    599,770
   Bank line of credit (Note 7)                                        250,000
   Franchise deposits                                                  827,661
   Current maturities of long-term debt (Note 8)                       547,794
   Current obligations under capital lease (Note 8)                     16,732
                                                                      ---------
         Total current liabilities                                   2,785,015

Long-term liabilities
   Long-term debt (Note 8)                                             500,853
   Obligations under capital lease (Note 8)                             86,674
                                                                     ----------
         Total long-term liabilities                                   587,527
                                                                     ----------
Total liabilities                                                    3,372,542
                                                                     ----------
Commitments and contingencies (Notes 5 and 16)

Stockholders'  equity (Notes 11, 12 and 13) Preferred stock,  Series A, B and C,
   $.001 par
    value, 300,000 shares authorized - 50,000 (A),
    100,000 (B), 500 (C) and 149,500 (Undesignated),
    125,250 shares issued and outstanding                                   125
    (liquidation preference of $605,000)
   Common stock $.0001 par value 40,000,000 shares
    authorized, 7,959,033 issued and outstanding                            796
   Additional paid in capital                                        22,646,232
   Accumulated deficit                                              (20,416,944)
                                                                     -----------
         Total stockholders' equity                                   2,230,209
                                                                      ----------
Total liabilities and stockholders' equity                           $5,602,751
                                                                      =========

                       Consolidated Statements of Operations
                                                            Year Ended June 30,
                                                          1998            1997
Revenue (Note 15)
   Telecommunications                               $   446,524      $ 2,923,532
   Financial processing                                 147,533               -
   Automated Movie Rentals                              371,416               -
   Medical transaction processing                        15,478               -
                                                       --------       ----------
        Total revenue                                   980,951        2,923,532
                                                       --------       ----------
Cost of goods sold                                      523,479        1,608,572
                                                       --------       ----------
Gross profit                                            457,472        1,314,960
                                                       --------       ----------
Operating expenses
   General and administrative                         2,718,064        1,774,162
   Depreciation and amortization                        474,372          247,990
   Selling expenses                                   1,058,252        1,128,395
   Equity based compensation                          1,687,422        1,431,741
   Loss on termination of licensing and equipment
   agreement (Note 6)                                   764,000               -
   Research and development                              32,760           34,686
   Litigation settlement (Note 16)                      444,300               -
                                                       --------       ----------
        Total expenses                                7,179,170        4,616,974
                                                       --------       ----------
Operating loss                                      (6,721,698)      (3,302,014)

Other income (expense)
   Interest expense                                   (158,263)         (71,537)
   Interest income                                       28,424          30,924
   Loss on write down of investment (Note 6)            (200,000)              -
   Other                                                   5,526               -
                                                       ---------      ----------
                                                      (324,313)         (40,613)
                                                       ---------      ----------
Loss from continuing operations before income taxes  7,046,011)      (3,342,627)

Income tax benefit (Note 9)                                  -                -
                                                       ---------      ----------
Net loss from continuing operations                 (7,046,011)      (3,342,627)
                                                       ---------      ----------
Net (loss) income from discontinued  operations    $   (63,737)     $   553,731
(Note 18)                                              =========      ==========

Net loss                                            (7,109,748)     $(2,788,896)
                                                    ==========      ===========
Basic  and  diluted  loss per share  from  continuing $  (1.78)     $     (2.00)
operations                                          ===========     ============
Basic and diluted (loss) earnings per share from
 discontinued operations (Note 18)                 $      (.01)     $       .33
                                                       ========     ============
Basic and diluted net loss per share               $     (1.79)     $     (1.67)
                                                  =============     ============
Weighted average common shares  outstanding
(Notes 12                                             3,961,389        1,666,823
and 13)                                            ============     ============

                         SIMS COMMUNICATIONS, INC. AND SUBSIDIARIES


                      See notes to consolidated financial statements.

                                           F - 5
                          Consolidated Statements of Stockholders' Equity
                             Years Ended June 30, 1998 and 1997

                                   Subscribed Preferred Stock        Preferred Stock              Preferred Stock
                                    Subscribed                          Series A                       Series B
                                   Additional
                                    Number of                       Number of                    Number of
                                    Shares           Amount         Shares        Amount           Shares     Amount


Balance - June 30, 1996                125,250   $ 365,000              -       $      -              -    $      -

Issuance of common  stock issued
for  investments  (Notes 6                 -           -                -              -              -           -
Issuance of common stock fo
 services (Note 12)                        -           -                -              -              -           -

Issuance of common  stock for cash
  (ranging  from $2.00 to
 $2.80 per share),  net of $198,160
in offering costs (Note                    -           -                -               -             -           -
 12)

Issuance of common stock upon
  conversion  of notes payable
 (ranging from $2.00 to $2.80 per
 share) (Note 12)                          -           -                -               -             -           -

Imputed  value  of stock  options
 granted  for  consulting                  -           -                -               -             -           -

Subscribed preferred stock issued       (125,250)   (365,000)        25,250            25         100,000        100

Net loss                                  -           -                -                -            -            -

Balance June 30, 1997                     -           -              25,250            25         100,000        100

Issuance of common stock in
 connection  with  acquisitions           -           -                 -               -           -             -
(Notes 3 and 12)

Issuance  of common  stock for cash
 (ranging  from $.80 to
 $1.00) net offering costs of
$633,421 (Note 12)                        -           -                 -               -           -             -

Issuance of common stock for
  conversion  of notes  payable
 to investors in  connection  with
 a Regulation S offering,                 -           -                 -                -           -           -
 net of expenses of $162,956
(Note 12)

Issuance of common stock in
exchange for services (Note 12)           -           -                 -                -           -           -

Unearned compensation expense
(Note 12)                                 -           -                 -                -           -           -

Issuance of common stock upon
conversion  of notes payable              -           -                 -                -           -           -
and interest (Note 12)

Issuance of common stock upon
 conversion of former officer
 notes payable and accrued
salaries (Note 12)                        -           -                 -                -           -           -

Issuance  of common  stock in
  connection  with  litigation            -           -                 -                -           -           -
settlement (Notes 12 and 16)

Imputed  value of  stock  option
 grants  in  exchange  for
 consulting and other services
 (Note 12)                                 -           -                -                 -           -           -

Net loss                                   -           -                -                 -           -           -
                                        -------     --------          --------         --------    -------      ------
Balance - June 30, 1998                    -       $   -              25,250         $   25       100,000      $ 100
                                        =======   ==========          =======        ==========   ========     =======



                          Consolidated Statements of Stockholders' Equity
                             Years Ended June 30, 1998 and 1997


                                                          Number of                   Paid-in          Accumulated
                                                            Shares      Amount         Capital            Deficit         Total


Balance - June 30, 1996                                   1,007,477   $     101      $11,061,037         $(10,518,300)    $907,838

Issuance   of   common    stock   issued   for              268,539          27          799,973               -           800,000
investments (Notes 6 and 12)

Issuance of common  stock for  services  (Note              223,125          22          927,956               -           927,978
12)

Issuance  of common  stock  for cash  (ranging
 from $2.00 to $2.80                                        573,143          57        1,176,583               -         1,176,640
 per  share),  net  of  $198,160  in  offering
 costs (Note 12)

Issuance of common  stock upon  conversion  of
 notes payable                                               48,215           5          124,995               -          125,000
 (ranging  from  $2.00  to  $2.80  per  share)
 (Note 12)

Imputed  value of stock  options  granted  for                    -           -          679,264               -         679,264
consulting services and
 interest (Note 12)

Subscribed preferred stock issued                                 -           -           364,875              -           -

Net loss                                                          -           -              -           (2,788,896)   (2,788,896)
                                                            --------        ----         ---------       -----------   -----------
Balance June 30, 1997                                      2,120,499         212       15,134,683       (13,307,196     1,827,824

Issuance of common  stock in  connection  with               692,350          69        1,327,691              -        1,327,760
acquisitions (Notes 3
 and 12)

Issuance  of common  stock  for cash  (ranging
 from $.80 to $1.00)                                       2,246,500         225        1,475,855              -        1,476,080
 net offering costs of $633,421 (Note 12)

Issuance  of common  stock for  conversion  of
 notes payable to                                            846,827          85          936,959              -          937,044
 investors in  connection  with a Regulation S
 offering, net of
expenses of $162,956 (Note 12)

Issuance  of  common  stock  in  exchange  for             1,015,749         102        1,696,134              -        1,696,236
services (Note 12)

Unearned compensation expense (Note 12)                          -           -          (136,475)              -        (136,475)

Issuance of common  stock upon  conversion  of               506,791          50         707,039               -         707,089
notes payable and
interest (Note 12)

Issuance of common  stock upon  conversion  of
 former officer notes                                        230,317          23         419,174               -         419,197
 payable and accrued salaries (Note 12)

Issuance of common  stock in  connection  with               300,000          30         309,270               -         309,300
litigation settlement
(Notes 12 and 16)

Imputed   value  of  stock  option  grants  in
 exchange for consulting                                        -             -          775,902               -         775,902
 and other services (Note 12)

Net loss                                                        -             -             -             (7,109,748)  7,109,748)
                                                            ---------       ----      -----------         -----------   ---------
Balance - June 30, 1998                                    7,959,033   $     796      $22,646,232       $(20,416,944) $2,230,209
                                                            =========       =====     ===========        ============ ===========

                           Consolidated Statements of Cash Flows

                                                           Year Ended June 30,

                                                         1998             1997
Cash flows from operating activities
   Net loss                                         $(7,109,748)    $(2,788,896)
   Adjustments to reconcile net loss to net cash    -----------      ----------
    used in operating activities
     Depreciation                                      400,552         206,186
     Amortization                                       73,820          41,804
     Imputed value of options granted for services     127,661         503,763
      and interest
     Sales settled by receipt of notes receivable          -         (430,000)
     Impairment of investment                           200,000              -
     Termination of licensing and equipment agreement   764,000              -
     Provision for uncollectible notes receivable       400,902              -
     Officer salaries converted to equity               419,197              -
     Sales settled by receipt of investments                 -       (1,310,000)
     Stock issued for services and in connection
      with litigation settlement                      1,869,061         927,978
     Changes in assets and liabilities
       Accounts and other receivables                   167,832         116,737
       Inventories                                       51,574         662,655
       Prepaid expenses                                 113,193          28,545
       Accounts payable                                (147,349)        104,909
       Accrued expenses                                (103,339)         (5,002)
       Franchise deposits and customer deposits         (11,493)         88,391
                                                      ----------      ----------
                                                      4,325,611         935,966
                                                      ----------      ----------
         Net cash used in operating activities       (2,784,137)     (1,852,930)
                                                      ----------      ----------
Cash flows from investing activities
   (Advances) repayments on notes receivable, net       (54,372)          7,110
   Acquisition costs paid, net of cash acquired        (424,095)             -
   Capital expenditures                                 (34,122)        (13,522)
   Change in other assets                                62,664         (24,855)
                                                        -------         --------
         Net cash used in investing activities         (449,925)        (31,267)
                                                       ---------        --------
Cash flows from financing activities
   Proceeds from issuance of long-term debt             805,459         797,500
   (Payments on) proceeds from officer advances         (65,809)         50,209
   Payments under capital lease obligation              (10,200)         (7,565)
   Proceeds from issuance of common stock, net         2,820,781       1,176,640
   Payments on long-term debt                          (348,191)       (159,229)
                                                       ---------       ---------
         Net cash provided by financing activities     3,202,040       1,857,555
                                                       ---------       ---------
Net decrease in cash                                    (32,022)        (26,642)

Cash and cash equivalents at beginning of year          295,900         322,542
                                                        -------         --------
Cash and cash equivalents at end of year             $  263,878      $  295,900
                                                       ========         =======
Supplemental disclosure of cash flows information
     Cash paid during the year for interest was $169,345 (1998) and $70,710 (1997).
Non-cash investing and financing activities (Note 17)

                         SIMS COMMUNICATIONS, INC. AND SUBSIDIARIES

                         Notes to Consolidated Financial Statements


                                           F - 31

Note 1 - Organization and Significant Accounting Policies

Organization

Sims Communications, Inc. and Subsidiaries was incorporated in the state of Delaware on August 15, 1991. The Company was initially formed as a communication equipment company and had expanded its focus to include telecommunications and cellular and prepaid telephone activities. Currently, the Company provides low cost, turnkey point-of-sale (POS) transaction automation solutions to retailers and pharmacies. These solutions include a comprehensive network of transaction processing applications using its patented, intelligent DebitLink POS terminal with custom software. Functions include processing on-line credit card and medical reimbursement approvals, processing automated home medical equipment product orders and payments, processing credit card and ATM charges and payments, cash-backs, activating prepaid phone cards, obtaining prepaid cellular phone service, securing check guarantees and authorizations and tracking customer affinity programs. Additionally, the Company rents videocassettes and cellular phones through automated dispensing units.

Principles of Consolidation

The consolidated financial statements include the accounts of SIMS COMMUNICATIONS, Inc. and its wholly owned subsidiaries SIMS Franchise Group Inc., Cellex Communications Inc. (Note 18), SIMS Communications International, Inc., Link International Technologies, Inc. and its wholly owned subsidiaries New View Technologies, Inc., Link Dispensing Systems, Inc., and Southeast Phone Card, Inc.; additionally, the consolidated financial statements include the accounts of One Medical Service, Inc., Moviebar Company USA, Inc., and Vector Vision, Inc. since their respective date of acquisition (Note 3). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Inventories

Inventories consist primarily of automated video dispensing units, video cassette players, movie video cassettes, debitlink data transmission units and other associated miscellaneous parts and equipment and are recorded at the lower of cost or market determined by the first-in, first-out method.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives (5 to 7 years), utilizing the straight-line method. Expenditures for maintenance and repairs are charged to expense as incurred.

Organization Costs

Organization costs have been capitalized and are being amortized using the straight-line method over a five year period.

Net loss Per Common Share

Net loss per common share is based upon the weighted average number of common shares outstanding during each of the respective periods. Common shares issuable upon the exercise of convertible notes and common stock options and warrants are excluded from the weighted average number of shares since their effect is anti-dilutive.

Advertising

Advertising costs are expensed as incurred.

Goodwill

The excess of the cost of the net tangible and identifiable intangible assets of acquired businesses is stated at cost and will be amortized over seven years.

Patents

Patent costs are those costs related to filing for patents and the cost allocated to the patents based upon business acquisitions. These costs are amortized on a straight-line basis over the estimated useful live of seven years.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, receivables, accounts payable, and accrued expenses approximated fair value as of June 30, 1998 because of the relatively short maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company  follows the Statement of Financial  Accounting  Standards (SFAS No.
121) "Accounting for the Impairment of Long-Lived Assets." Under the provisions of this statement, the Company has evaluated its long-lived assets for financial impairment and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

Revenue Recognition

Telecommunications revenue is recognized upon the sale and delivery of equipment upon activation of a customers cellular account, upon the completion of a customer phone rental and upon delivery of prepaid calling cards. Automated movie rental revenues are recognized at the time of rental and upon delivery of prepaid calling cards. Financial and medical transaction processing revenues are recognized at the time of transaction.

Research and Development

Research and development costs consist primarily of costs related to the conceptual formation, design, tooling and development of prototypes and are expensed as incurred.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and receivables. The Company places its cash investments with high credit quality financial institutions and, by policy limits the amount of credit exposure to any one institution. The Company grants credit to hotels that the Company has placed automated movie rental units in. The Company periodically performs credit analysis and monitors the financial condition of its clients in order to minimize credit risk. Additionally, the Company attempts to limit its note receivable credit risk by maintaining sufficient collateral.

Reclassifications

Certain   accounts  in  the  June  30,  1997  financial   statements  have  been
reclassified to conform to the June 30, 1998 presentation.

Note 2 - Continued Operations

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. During the year ended June 30, 1998, the Company continued to suffer recurring losses from operations in excess of $7,100,000, resulting in an accumulated deficit of approximately $20,400,000. However, in July 1998, the Company raised approximately $1,170,000 in a private placement offering and is continuing to look for additional equity capital. Additionally, the Company is in the process of negotiating the sale or placement of a significant number of the point-of-sale transaction automation processing units with retailers and pharmacies located throughout California, Florida and New York. As of September 15, 1998, the Company has placed or sold approximately 600 of these units. The Company also plans to place a significant number of rental cellular telephone dispensing units into hotels where the Company currently has the automated videocassette dispensing units. There can be no assurances that the Company will be successful in obtaining additional equity financing or be able to generate significant profits from the operations described above. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Acquisitions

Moviebar Company USA, Inc. and Vector Vision, Inc.

In January 1998, the Company purchased the net assets of Moviebar Company USA, Inc. and all of the outstanding stock of Vector Vision, Inc., valued at $1,126,714 in exchange for 550,000 shares of the Company's common stock. Additionally, the Company issued options to purchase 25,000 shares of the Company's common stock at $ 2.20 per share (Notes 11 and 12). The acquired Companies rent motion picture video cassettes through automated dispensing units that are located in hotels throughout the United States. The acquisition was accounted for under the purchase method of accounting.

The aggregate purchase price has been allocated to the net assets purchased based on the fair market values at the date of acquisition, as follows:

      Cash                                                $   6,518
      Accounts receivable                                    90,928
      Inventory                                              24,500
      Property and equipment                              1,127,768
      Accounts payable                                     (123,000)

                                                          $1,126,714

The common stock issued in connection with the acquisition was recorded at the market value of the stock at the date of the acquisition of $2.00 per share.

No pro forma statements of operations are presented as the effect would not be material to the Company's operations.

One Medical Services, Inc.

In June 1998, the Company purchased all of the outstanding stock of One Medical Services, Inc., ("One Medical") valued at $1,067,398 in exchange for 142,350 shares of the Company's common stock and additional consideration detailed below. Additionally, the Company issued options to purchase 187,000 shares of the Company's common stock at $ 2.00 per share (Notes 11 and 12). The Company has also agreed to issue to the former owners of One Medical up to 1,485,000 additional shares of common stock depending on the future operating results of One Medical. One Medical, has developed, in conjunction with the Company, a communications and transaction platform which allows pharmacies, insurance companies, medical providers and suppliers to process transactions through a Debit Link terminal for such items as ordering, medical reimbursement approval and payment. The acquisition was accounted for under the purchase method of accounting.

The aggregate purchase price has been allocated to the net assets purchased based on the fair market values at the date of acquisition, as follows:

      Cash                                               $   13,047
      Fixed Assets                                            2,282
      Contract Values                                       100,000
      Goodwill                                              952,069

                                                         $1,067,398

      Acquisition costs                                  $  443,660
      Promissory note assumed                               182,108
      Fair value of common stock and options issued         441,630

                                                         $1,067,398

The common stock issued in connection was recorded at the market value of the stock at the date of the acquisition of $1.60 per share.

No pro forma statements of operations are presented as the effect would not be material to the Company's operations.

Note 4 - Property and Equipment

Property and equipment consist of the following:
                                                           June 30,
                                                             1998
Property and equipment
   Vehicles                                              $   20,608
   Furniture and fixtures                                   107,209
   Machinery and equipment                                3,350,437
   Software                                                  52,000
   Less accumulated depreciation                           (940,807)

                                                         $2,589,447

Note 5 - Notes Receivable

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

As of June 30, 1997, the Company had sold equipment to a customer for a total sales price of $664,000. During the year ended June 30, 1997, a company was contracted to provide services necessary to get the units operational, but failed to perform. As such, all amounts due related to the sales have been extended. The total amount of $664,000 is payable under the terms of a note receivable which bears interest at 8.5%. Principal and interest is payable commencing by December 31, 1997 in equal monthly installments of approximately $14,000 through November 30, 2002. No payments have been received as of June 30, 1998. Accordingly, the Company has impaired the outstanding balance to $289,020, which represents the value of the underlying assets, by recording a reserve of $374,980.

Note 6 - Investments

Smartphone

During the year ended June 30, 1997, the Company acquired a 10% minority interest in Smartphone, Inc. (a company that sells prepaid cellular air time) from certain former officers and former directors of the Company at their original cost basis of $200,000. This was effected by the issuance of 100,000 shares of common stock which were valued at $2.00 a share. As of June 30, 1998, in accordance with the company's policy of accounting for impairment of long-lived assets, the entire $200,000 has been impaired.

Cancall

During the year ended June 30, 1997, the Company sold 30 rental cellular telephone dispensing units and 100 telephone debit card dispensers for $810,000 as well as entering into a licensing agreement for $500,000 with Cancall Cellular Communications, Inc., (Cancall) for a total price of $1,310,000. The licensing agreement entitles Cancall the right to market, distribute and operate the Company's products and trademarks on an exclusive basis within the territories of Canada and Europe and on a non-exclusive basis within the territories of the United States and Asia. The exclusive license within the European territory is subject to certain minimum purchase commitments the must be met by Cancall over a two year period. In consideration for the above transaction, the Company received 1,807,800 shares of Cancall's Class A $ 1.00 par value preferred stock. The preferred stock can be converted into 3,013,000 shares of Cancall's common stock at a rate of $.60(Canadian) per share after a one year mandatory holding period. The transaction was valued at the cost of the underlying goods sold.

During the year ended June 30, 1998, the Company terminated the licensing and equipment agreement and the equipment was returned to the Company, the preferred stock was returned to Cancall and a loss provision for $764,000 was provided.

Note 7 - Bank Line of Credit

The Company maintains a secured revolving line of credit with a bank for up to $250,000. The balance at June 30, 1998 was approximately $250,000. The line-of-credit is secured by a restricted certificate of deposit with a balance at June 30, 1998 of approximately $250,000. The line-of-credit bears interest at 5.77% payable monthly. The line-of-credit expires June 5, 1999.

Note 8 - Notes Payable and Capital Leases
                                                                       June 30,
                                                                         1998
Promissory note payable at 10% interest payable monthly
 commencing September 15,  1995. Balance of principal is
payable in full by September, 1999. As additional
 consideration,  the Company  agrees to pay the note
 holder 13.0% of all profits  received through the
Company's agreements with Commonwealth
 Group International, Inc. (Note 5).                                $  310,348

8.0%  convertible  notes  payable -  individuals,  interest
 payable  quarterly,  principal  due at maturity  dates
 ranging  from August 1997 to May 1998.  Debt  includes
 conversion to common stock feature with conversion rates
ranging from  $1.25 to $2.50 per share. Additionally,
 each note holder  was  issued  options  to  purchase
   shares  of  the Company's stock (Note 12                            325,000
 )

Note payable - corporation, bearing interest at bank prime
plus 1% (9.5% at June  30, 1998), principal
 payments  of  $5,000  plus   interest   due  monthly                   20,000
 through September 1998.

                                                                       June 30,
                                                                         1998
Non interest  bearing note payable -  individual,
 principal  payable in monthly
 installments of $1,500
 through June 2000.                                                     45,000

Note  payable  -  bank,   bearing  interest  at  11%,
 principal   and   interest    payable   in   monthly
 installments   of  $541   through   June  14,  1998.                    1,191
 Collateralized by equipment.

Note payable -  corporation,  bearing  interest at 12%,
 monthly  principal  and  interest  payments of $2,500,
  due August 2001.  Debt  includes  conversion  to
 common stock feature that provides for conversion at any
 time while the note is  outstanding at a conversion price
 based on the previous five day  average.  Collateralized
 by  substantially  all the company's assets.                          182,108


Note payable - individuals,  bearing interest at 10%,
 principal and interest due  in full on September 20,
 1998. Debt includes conversion agreement that provides
 for conversion into the Company's common  stock at $1.00
per share  from  September  13,  1998 until maturity.                  100,000


Note payable - individual,  principal and interest due in
 full July 1998, 10% of  principal balance
 borrowed interest charge.                                              65,000
                                                                     1,048,647
Less current maturities                                               (547,794)

Total                                                                $ 500,853

Principal payment on notes payable subsequent to June 30, 1998 are as follows:

            Year Ending June 30,

                   1999                                  $  547,794
                   2000                                     335,359
                   2001                                      10,718
                   2002                                     154,776

                                                         $1,048,647

Capital Leases

The Company leases various office equipment which is accounted for as capitalized leases. The following is a schedule of future minimum capital lease payments together with the net present value of the minimum lease obligation as of June 30, 1998.

        Year Ending June 30,

              1999                                         $ 33,295
              2000                                           33,295
              2001                                           33,295
              2002                                           32,197
              2003                                           19,250
                                                            -------
              Total                                         151,332
              Less interest                                 (47,926)
                                                            --------
                                                            103,406
              Less current portion                          (16,732)
                                                            --------
                                                           $ 86,674
                                                            ========
The assets recorded under capital leases are as follows:

        Furniture, fixtures and equipment                  $105,531
        Less accumulated amortization                       (24,900)
                                                            ---------
                                                           $ 80,631
                                                            =========
Amortization expense for equipment under capital lease was $14,679 and $2,271 for the years ended June 30, 1998 and 1997, respectively.

Note 9 - Income Taxes

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

The principal temporary differences that will result in deferred tax assets and liabilities are certain expenses and losses accrued for financial reporting purposes not deductible for tax purposes until paid, depreciation for tax purposes in excess of depreciation for financial reporting purposes and the deferral of franchise costs and franchise sales revenues for financial reporting purposes which are recognized for tax purposes in the period paid. The effect of the differences outlined above generated a long-term deferred tax asset that is fully impaired because of a lack of profitable operating history. The fully impaired asset, computed at a 34 percent tax rate at June 30, 1998 was approximately $6,500,000. Accordingly, there is no net deferred tax asset reflected in the accompanying consolidated financial statements.

The differences between the federal income tax rate and the effective income tax rate as reflected in the accompanying statements of operations are:

                                                                Year Ended
                                                                 June 30,
                                                          1998           1997

Statutory federal income tax rate (benefit)              (34.0)%         (34.0)%
Valuation allowance for net operating loss                34.0            34.0

Effective tax rate (benefit)                                - %             - %
                                                         =======         =======
The deferred tax asset consists of the following:
                                                                      June 30,
                                                                        1998

      Total long-term deferred tax asset                            $6,500,000
      Valuation allowance                                           (6,500,000)

                                                                    $       -
                                                                    ===========
At June 30, 1998, the Company has approximately $19,000,000 of net operating loss carryforwards for income tax reporting purposes which expire in 2007 through 2013. During 1995 and 1998, there were transactions involving changes in ownership which could restrict the utilization of net operating loss carryforwards in the future.

Note 10 - Related Party

Sales

As of June 30, 1997, the Company sold equipment and other technology to Lonestar, Inc., an entity owned entirely by former officers of the Company. The sales price was $500,000 and was used to satisfy $365,000 of former officer advances payable and created a $135,000 note receivable. The note receivable bears interest at 8.25% and is payable in equal monthly installments of principal and interest of approximately $2,750 commencing April 1997 through March 2002. As of June 30, 1998, the outstanding balance was $96,340 net of an allowance of $30,000.

During the fiscal year ended June 30, 1997, former officers sold telephone debit card dispensers to the Company for a sales price of $30,600 which was recorded as officer advances payable.

During the fiscal year ended June 30, 1997, the Company purchased a 10% interest in Smartphone, Inc. from former officers of the Company (Note 16).

Officer Advances Payable

During the years ended June 30, 1998 and 1997, former officers advanced amounts to the Company to help fund operations and meet obligations. At June 30, 1998 and 1997, $0 and $65,809, respectively, was outstanding and due on demand to certain former officers and former directors of the Company. During the year ended June 30, 1998, the Company converted to common stock amounts outstanding to these former officers related to advances and accrued salaries. A total of $419,197 was converted to 230,317 shares of common stock.

Note 11 - Stock Option and Bonus Plans

The Company has an Incentive Stock Option Plan, a Non-Qualified Stock Option Plan and a Stock Bonus Plan. A summary description of each Plan follows.

Incentive Stock Option Plan

The Incentive Stock Option Plan authorizes the issuance of up to 1,250,000 shares of the Company's Common Stock to persons that exercise options granted pursuant to the Plan. It became effective on April 15, 1993 and will remain in effect until April 15, 2001 unless terminated earlier by action of the Board. Only officers, directors and key employees of the Company may be granted options pursuant to the Incentive Stock Option Plan.

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

The following is a summary of options and warrants granted:
                                        Non-Qualified   Options        Exercise
                            Incentive     Stock        Issued Not       Price
                              Stock        Options      Related to       Per
                               Options                    a Plan         Share


Outstanding June 30, 1996       45,000         -            -      $22.00-$26.00
   Options expired                -            -            -             -
   Options exercised              -            -            -             -
   Options granted             692,250       10,000      202,313     4.00-13.00

Outstanding June 30, 1997      737,250       10,000      202,313     4.00-26.00
   Options expired             225,000         -            -             8.00
   Options exercised              -            -            -             -
   Options granted           1,556,500      250,000      676,500      .80-8.00

Outstanding June 30, 1998    2,068,750      260,000      878,813    $ .80-26.00

The Company has the following stock options outstanding as of June 30, 1998:

                                                                 Currently
   Options         Exercise                                     Exercisable
 Outstanding           Price            xpiration Date            Options


     22,500             22.00        September 1999                22,500
     22,500             26.00        September 1999                22,500
    275,000              4.00        December 2006                275,000
    161,000              4.00        December 2001                161,000
     22,500             13.00        September 1999                22,500
      8,750              5.00        December 2006                  8,750
      5,000              5.00        September 1999                 5,000
      5,000              8.00        September 1999                 5,000
     22,500             11.00        September 1999                22,500
     40,000              2.00        December 2001                 40,000
     25,000              5.00        December 2001                 25,000
     25,000              5.00        August 2001                   25,000
     12,500              7.00        December 2001                 12,500
     18,750              4.00        May 2000                      18,750
      9,375             10.00        May 2000                       9,375
     10,938              5.00        May 2000                      10,938

The Company has the following stock options outstanding as of June 30, 1998:
                                                                 Currently
   Options         Exercise                                     Exercisable
 Outstanding           Price       Expiration Date               Options


     38,250              8.00    May 2000-July 2002                 38,250
  1,556,500              1.50    May 2003                        1,556,500
    372,500              2.00    January-June 2002                 372,500
    250,000              5.00    July 2002                         250,000
     16,500              8.00    May 2000                           16,500
    187,500              1.32    January 2002                      187,500
     50,000              1.00    February 2003                      50,000
     25,000               .80    December 2000                      25,000
     25,000              5.00    January 2003                       25,000
    -------              -----                                    --------
  3,207,563       $      2.91                                    3,207,563
  =========              ====                                    =========

The Company accounts for stock based compensation in accordance with Financial Accounting Standards Board Statement No. 123, "Accounting for Stock Based Compensation," ("FAS 123") which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees. FAS 123 requires the recognition of expense for such grants, described above, to acquire goods and services from all nonemployees. Additionally, although expense recognition is not mandatory for issuances to employees, FAS 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share information using the new method.

The Company has adopted the disclosure-only provisions of FAS 123. Accordingly, no compensation cost has been recognized for the issuances of stock options to employees. For the years ended June 30, 1998 and 1997, employees of the Company were issued options to purchase a total of 1,806,500 and 724,750 shares of the Company's common stock, respectively, at rates ranging from $1.50 to $13 per share expiring from September 1999 to December 2006.

Had compensation cost for the Company's issuances of stock options during the years ended June 30, 1998 and 1997 been determined based on the fair value at the date of grant consistent with the provisions of FAS 123, the Company's 1998 and 1997 net loss and loss per share would have been increased to the pro forma amounts indicated below:
                                                                June 30,
                                                         1998            1997
       Net loss - as reported                       $(7,109,748)    $(2,788,896)
       Net loss - pro forma                         $(9,227,346)    $(6,429,498)
       Net loss per share - as reported             $    (1.79)     $    (1.67)
       Net loss per share - pro forma               $    (2.33)     $    (3.86)

The Company utilizes the Black-Scholes options-pricing model to calculate the fair value of each individual issuance of options or warrants with the following assumptions used for grants during the year ended June 30, 1998; dividends yield of 0.0%; expected average annual volatility of 133.86%; average annual risk-free interest rate of 5.5%; and expected terms averaging 2 years.

Stock Bonus Plan

Up to 1,500,000 shares of Common Stock may be granted under the Stock Bonus Plan. Such shares may consist, in whole or in part, of authorized but unissued shares, or treasury shares. Under the Stock Bonus Plan, the Company's employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares; provided, however, that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. As of June 30, 1998, 749,625 shares of the Company's common stock have been issued under the Stock Bonus Plan.

Note 12 - Stockholders' Equity

Common Stock

The Company is authorized to issue 40,000,000 shares of $.0001 par value Common Stock.

Preferred Stock

The Company is authorized to issue up to 300,000 shares of $.001 par value Preferred Stock. The Board of Directors has the authority to divide the Preferred Stock into series and, within the certain limitations, to set the relevant terms of such series created.

In April 1995, the Company's former directors established the Company's Series A Preferred Stock and authorized the issuance of up to 50,000 shares. Each share of series A Preferred Stock is entitled to a dividend at the rate of $1.60 per share when, as and if declared by the Board of Directors. Dividends not declared do not cumulate. Additionally, each share of Series A Preferred Stock is convertible into .80 shares of the Company's Common Stock at any time after July 1, 1999. Upon any liquidation or dissolution of the Company, each outstanding share of Series A Preferred Stock is entitled to distribution of $20 per share prior to any distribution to the holders of the Company's common stock. As of June 30, 1998, the Company has 25,250 shares of Series A Preferred Stock issued and outstanding.

In March 1996, the Company's former directors established the Company's Series B Preferred Stock and authorized the issuance of up to 100,000 shares. Each share of series B Preferred Stock is entitled to a dividend at the rate of $.15 per share when, as and if declared by the Board of Directors. Dividends not declared do not cumulate. Additionally, each share of Series B Preferred Stock is convertible into one share of the Company's Common Stock. Upon any liquidation or dissolution of the Company, each outstanding share of Series B Preferred Stock is entitled to distribution of $1.00 per share prior to any distribution to the holders of the Company's common stock. As of June 30, 1998, the Company has 100,000 shares of Series B Preferred Stock issued and outstanding.

In December 1997, the Company's former directors established the Company's Series C 8% Cumulative Convertible Preferred Stock ("Series C Preferred Stock") and authorized the issuance of up to 500 shares. Each share of the Series C Preferred Stock is entitled to a dividend at the rate of $.08 per share and has a stated value of $ 1,000 per share. Dividends on all shares of the Series C Preferred Stock shall begin to accrue and cumulate from the date of issuance. Additionally, each share of Series C Preferred Stock is convertible into shares of the Company's Common Stock at an adjustable conversion rate. Upon any liquidation or dissolution of the Company, each outstanding share of Series C Preferred Stock is entitled to distribution of the stated amount per share prior to any distribution to the holders of the Company's common stock. As of June 30, 1998, there were no shares of Series C Preferred Stock issued and outstanding.

For the years ended June 30, 1998 and 1997, the Company did not declare any dividends payable.

Warrants

In conjunction with the Company's February, 1995 Public Offering, the Company issued 1,811,250 Series A Warrants and 1,811,250 Series B Warrants. Every block of five Series A warrants entitles the holder to purchase one share of the Company's Common Stock at a price of $ 35.00 per share until February 10, 1998. Every block of five Series B warrants entitles the holder to purchase one share of the Company's Common Stock for $ 45.00 per share until February 10, 1998. Under specific conditions, the Company may redeem both the Series A and Series B Warrants. During the year ended June 30, 1998, these warrants expired.

Equity Transactions

During the year ended June 30, 1998, the following equity transactions occurred:

The Company acquired all of the outstanding stock of Vector Vision, Inc. and the net assets of MovieBar Company USA, Inc. valued at $1,100,000 in exchange for 550,000 shares of the Company's common stock (Note 3). Additionally, the Company issued options to purchase 25,000 shares of the Company's common stock at $2.20. These options expire January 2003. These options have an imputed value of $26,714 that was allocated to the value of the assets as part of the purchase price.

The Company acquired all of the outstanding stock of One Medical Service Inc. valued at $227,760 in exchange for 142,350 shares of the Company's common stock (Note 3). Additionally, the Company issued options to purchase 187,500 shares of the Company's common stock at $2.00. These options expire May 2003. These options have an imputed value of $213,870 that was allocated as part of the purchase price to goodwill.

The Company issued 2,246,500 shares of the Company's common stock at rates ranging from $ .80 per share to $ 1.00 per share in private placements raising $1,476,080 net of $254,546 in offering related expenses and $407,657 of imputed option value. Additionally, the Company issued options to purchase 354,000 shares of the Company's common stock at rates ranging from $.80 to $2.00. These options expire May 2000 and January 2002. These options have an imputed value of $407,657 that was included in offering expenses.

The Company sold $1,100,000 of convertible notes to investors in connection with a Regulation S offering raising $937,044 net of $162,956 in related expenses. These notes were converted to 846,827 shares of the Company's common stock.

During the year ended June 30, 1998, the following equity transactions occurred (continued):

The Company issued 1,015,749 shares of the Company's common stock for $1,696,236 of professional services and consulting received. 265,000 shares of the stock issued has a two year vesting period. As such, $136,475 of unearned compensation expense has been recorded and will be amortized to expense over a one-year period. Additionally, the Company issued options to purchase 110,000 shares of the Company's common stock at rates ranging from $1.00 to $5.00. These options expire January 2003. $127,661 of expense has been recognized based on imputed values ranging from $.84 to $1.33 per option.

The Company converted $707,089 of convertible debt and accrued interest payable to 506,791 shares of the Company's stock at rates ranging from $.40 to $1.60 per share.

The Company issued 230,317 shares of its common stock in repayment of former officer notes and accrued salaries of $419,197.

The Company issued 300,000 shares of its common stock valued at $309,300 in connection with the litigation settlement with a former Instafone master license holder (Note 16).

During the year ended June 30, 1997, the following equity transactions occurred:

The Company acquired a 10% minority interest in Smartphone valued at $200,000 for 100,000 shares of the Company's common stock (Note 5).

The Company acquired Link Technologies, Inc. and Subsidiaries for 168,539 shares of the Company's common stock with a value of $600,000 (Note 17).
The Company issued 223,150 shares of the Company's common stock for $927,978 of professional services received.

The Company issued 200,000 shares and 348,143 shares at $2.00 per share and $2.80 per share in private placements, respectively, raising $1,176,640 net of $198,160 in offering costs. The Company also issued 25,000 shares to the underwriter in connection with these offerings.

The Company converted $125,000 of convertible debt to 48,215 shares of the Company's stock at rates ranging from $2.00 to $2.80 per share.

The Company issued options to purchase 62,500 shares of the Company's Common Stock at rates ranging from $5.00 to $7.00 per share in exchange for professional consulting services. $325,578 of expense has been recognized at imputed values ranging from $1.23 to $1.38 per option. These options expire from August 2001 to December 2001.

During the year ended June 30, 1997, the following equity transactions occurred (continued):

The Company issued options to purchase 77,313 shares of the Company's common stock at rates ranging from $4.00 to $10.00 per share in connection with the 8% convertible notes payable. These options have an imputed value of $353,686 based on rates ranging from $1.01 to $1.29. The amount was recorded as deferred loan costs and is being amortized over the life of the loans. As of June 30, 1998, $353,686 has been expensed. These options expire from May 2000 to July 2002.

Note 13 - Stock Splits

In March 1998, the Company declared a 1 for 4 reverse stock split. Accordingly, all weighted average share, per share and option information throughout the consolidated financial statements has been restated to reflect these split.

Note 14 - Significant Customers

As of June 30, 1998, a franchise and stockholder accounts for $724,264 (89%) of the franchise and customer deposits liability.

As of June 30, 1997, one corporation accounted for approximately $500,000 (100%) of licensing revenue. One Corporation accounted for $985,000 (79%) of equipment and other revenue. Another franchisee and stockholder accounts for $724,264 (85%) of the franchise and customer deposits.

Note 15 - Business Segments

The Company has four reportable segments: telecommunications, financial processing, automated movie rentals and medical transaction processing. The telecommunications segment is responsible for the sales and processing of cellular telephone activations and rentals, prepaid cellular phone cards and other telecommunications related services. The financial processing segment has developed, in conjunction with the Company's intelligent "Debit Link" system, a monetary transaction processing platform that eliminates the need for ATM's used primarily in major fast food chains. The automated movie rentals segment rents videocassettes through automated dispensing units in hotels, primarily located in the states of Florida and California. The medical transaction processing segment has developed, in conjunction with the Company's intelligent "Debit Link" system, a communications and transaction processing platform which allows pharmacies to access on-line credit card and medical reimbursement approval and automated product ordering and payment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

Operating results and other financial data are presented for the four reportable segments of the Company for the years ended June 30, 1998 and 1997. Net revenue includes sales to external customers within that segment. There are no significant transfers between segments. Cost of goods sold includes costs associated with net revenue within the segments. Depreciation and amortization includes expenses related to depreciation and amortization directly allocated to the segment. Segment income (loss) does not include general and administrative expenses, other income (expense) items or income taxes. Identifiable assets are those assets used in segment operations, which consist primarily of cash, receivables, inventory, prepaid expenses, machinery, equipment and goodwill. Corporate assets are principally patents and other assets.



                Tele-               Automated     Medical    Corporate
               Communi-   Financial   Movie     Transaction    And     Consoli-
               cation    Processing  Rental     Processing     Other     dated

 June 30,1998:

 Net revenues $446,524  $ 147,533   $ 371,416  $ 15,478   $   -    $  980,951

 Cost of      $245,468  $ 128,133   $ 145,040  $  4,838  $    -    $  523,479
goods sold

 Depreciation
  and         $245,700  $    -      $  94,058  $     -   $  34,614  $ 474,372
  amortization

 Segment
profit        $(44,644) $  19,400   $ 132,318  $ 10,640  $(134,614) $ 16,900)
  (loss)

 Identi-
fiable      $ 2,224,685  $467,962   $1,450,122 $1,058,714  $401,268 $5,602,751
  assets

                Tele-               Automated     Medical    Corporate
               Communi-   Financial   Movie     Transaction    And     Consoli-
               cation    Processing  Rental     Processing     Other     dated

                                                             Medical


 June 30, 1997:

 Net revenues $ 2,923,532  $   -     $    -     $    -     $     -   $2,923,532

 Cost of good $ 1,608,572  $   -     $    -     $    -     $     -   $1,608,572
  sold

 Depreciation
  and         $   190,612  $   -     $    -     $    -     $ 57,378  $ 247,990
  amortization

 Segment profit $1,124,348  $  -     $    -     $    -   $ (57,378) $1,066,970
  (loss)

 Identifiable  $ 5,069,232  $        $          $        $  474,941 $5,544,173
  assets


Note 16 - Commitments and Contingencies

Operating Leases

The Company leases administrative offices and warehouse locations under noncancelable operating leases in California, Florida and New Jersey. The minimum annual rent generally increases each year by an amount based in the Consumer Price Index. The Company is also generally responsible for paying its portion of the common area maintenance, real estate taxes and insurance expenses. Additionally, the Company also leases various office equipment under noncancelable operating leases with terms up to 5 years. Rental expense for the years ended June 30, 1998 and 1997 was $113,275 and $101,039, respectively.

Future minimum lease commitments at June 30, 1998 are as follows:

        Year Ending June 30,

              1999                                       $  287,000
              2000                                          238,000
              2001                                          236,000
              2002                                          192,000
              2003                                          119,000
              Thereafter                                    105,000

                                                         $1,177,000

Employment Agreements

The Company has entered into two year employment agreements with its two most senior officers. The agreements entitle the officers to an annual salary of $ 144,000 and $ 120,000, respectively and options to purchase 560,500 and 457,000 shares of the Company's common stock, respectively. The options have stated exercise prices of $1.50 per share and are exercisable until May 2003. As additional compensation, each officer is entitled to receive an incentive bonus computed based upon annual Company revenues from operations and is entitled to other benefits, including such items as an automobile allowance, health and life insurance, vacation and sick pay benefits.

The Company has also entered into a three year employment agreement with an officer of a subsidiary of the Company commencing on June 1, 1998. The officer is entitled to a salary of $96,000 per year. As additional compensation, the officer is entitled to receive incentive bonus stock options computed based upon annual performance criteria and is entitled to other benefits, including such items as an automobile allowance, health and life insurance, vacation and sick pay benefits.

Additionally, the Company has entered into three year employment agreements with another officer and three key employees. These agreements amount to a total of $259,000 in base compensation. In connection with these agreements, 43,274 shares of the Company's common stock and options to purchase up to 44,000 shares of the Company's common stock at rates ranging from $1.00 to $2.00 were issued. These agreements are automatically renewable for a period of two years after the third anniversary date. As additional compensation, each individual is entitled to receive an incentive bonus computed based upon annual performance criteria as determined in the applicable agreements and is entitled to certain other benefits, including such items as an automobile allowance, health and life insurance, vacation and sick pay benefits. Two of the agreements entitle the individual to additional compensation of $ 92.50 for each POS transaction automation terminal placed in service or sold.

Royalty Agreement

The Company has entered into an agreement with Telemac, Inc., the developer of the software for real time billing. This agreement provides for the Company to pay Telemac 7% of gross receipts based on cellular telephone rentals.

Additionally, the Company has an agreement with an individual requiring payments based upon the net profits of Cellex Communications, Inc. (Cellex). 20% of Cellex's net profits are to be remitted to this individual pursuant to the terms of the agreement. As of June 30, 1998, Cellex has remitted $22,818 in profit participation payments to this individual. Effective December 1997, the Company discontinued the operations of Cellex (Note 18).

Consulting Agreements

The Company has entered into various consulting agreements with outside consultants. These agreements entitle the consultant to issuances of common stock and options as well as cash compensation in exchange for consulting services relating to such things as raising additional debt and equity capital, sales development, investor and public relations and general strategic business consulting. For the year ended June 30, 1998, the Company has issued 483,551 shares of common stock and options to acquire 100,000 shares of common stock at rates ranging from 1.00 to 5.00 per share in exchange for consulting services valued at $ 1,029,412. As of June 30, 1998, $ 20,000 remained payable pursuant to the terms of one of the consulting agreements. No other outstanding obligations existed as of June 30, 1998 pursuant to the terms of the remaining consulting agreements.

Litigation

During the year ended June 30, 1998, an action was brought against subsidiary, Vector Vision, Inc. The litigation alleged the former employee was owed approximately $80,000 in un-reimbursed expenses and monies advanced to the company. The Company settled the matter for approximately $50,000. As security for the settlement, the Company gave the individual a collateral assignment of revenue generated from a location using the Company's automated movie rental system as well as related equipment and agreed to have a judgment of $80,000 entered against them should they default in payment. The Company has the $50,000 liability accrued in accounts payable at June 30, 1998.

During February 1998, the Company reached a settlement with a former master license holder for Holland, Belgium and Germany. The Company issued 300,000 shares of common stock valued at $309,300 and agreed to pay $135,000 in cash. As of June 30, 1998, the remaining cash payment due of $90,000 is recorded in accrued expenses.

Additionally, a franchisee has demanded that the Company repurchase his franchises for approximately $1,000,000 or a suit for breach of the franchise agreement will be filed. The Company is currently attempting to negotiate a settlement and has approximately $724,000 accrued relating to this obligation.

The Company is also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

Note 17 - Statements of Cash Flows

During the fiscal year ended June 30, 1998:

The Company acquired $44,096 of fixed assets through capital leases.

The Company converted $707,089 of convertible notes and interest payable to 506,791 shares of common stock. The Company converted $419,197 of officer notes payable and salaries to 230,317 shares of common stock.
The Company incurred various noncash transactions related to their business acquisitions (Note 3).

The Company transferred $603,652 of ACDC units and equipment from inventory to fixed assets in anticipation of placing these units at Company owned sites.

The Company terminated a licensing and equipment agreement which resulted in the return of $441,000 of ACDC units and equipment into fixed assets and the reversal of $105,000 of deferred revenue.

During the fiscal year ended June 30, 1997:

The Company bought back franchisees by entering into debt obligations totaling $135,000 and $147,000, respectively, equal amounts of inventory and other assets were received by the Company.

The Company issued 100,000 shares of common stock for a 10% interest in Smartphone which was valued at $200,000. The Company converted an account receivable to a note receivable in the amount of $150,000.

The Company acquired Link Technologies, Inc., and Subsidiaries for 168,539 shares of common stock, with a value of $600,000.

The Company acquired fixed assets of $45,535 through a capital lease.

The Company converted $125,000 of convertible notes payable to 48,215 shares of common stock.

The Company purchased $30,600 of prepaid calling card dispensing machines from officers of the Company and was recorded as a notes payable to officers.

The Company issued stock options to individuals as an inducement to provide financing pursuant to the 8% convertible notes payable. The options had an imputed value of $353,686. As of June 30, 1997, $178,185 has been amortized to expense with the remaining $175,501 recorded as deferred loan costs and included in prepaids and other current assets (Note 12).

Note 18 - Discontinued Operations

Effective December 1997, the Company decided to discontinue the operations of Cellex communications Inc., which provided cellular activation and prepaid cellular time services. The Company expects no additional revenues or expenses and has no material remaining assets or liabilities. For the year ended June 30, 1997, there was no loss on the disposal of the segment and the discontinued operations resulted in a loss of $63,737. The prior year statement of operations has been reclassified to present the operating results of Cellex Communications, Inc. as a discontinued operation with income from discontinued operations of $553,731 for the year ended June 30, 1997.

Note 19 - Subsequent Event

In July 1998, the Company issued 1,402,500 shares of its common stock at $1.00 per share raising $1,172,125 net of $230,375 in offering related expenses.

                                    November 6, 1996




Mr. William T. Hart
Hart & Trinen
1624 Washington
Denver, Colorado 80203

Dear Mr. Hart:

Please find enclosed 1 unbound copy of the financial statements for SIMS Communications, Inc. and Subsidiaries for June 30, 1996. I have also enclosed a disk of the financial statements. The document is entitled FS9606.doc and is done in Microsoft Word 7.0.

If you have any questions regarding the format of the document, please feel free to call to Anne Baumann. Thank you.

                                    Sincerely,



                                    Robert B. Hottman
                                    Ehrhardt Keefe Steiner & Hottman PC

RBH/acb
Enclosures

SIGNATURES

         In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of September, 1998.

                                  SIMS COMMUNICATIONS, INC.

                                  By /s/ Mark Bennett
                                     -----------------------------
                                      Mark Bennett, President

                                  By/s/ Bruce Schames
                                     =-----------------------------
                                     Bruce Schames,  Principal Financial
                                    Officer and Chief Accounting Officer

         In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                            Title                    Date

 /s/ Mark Bennett
---------------------
Mark Bennett                        Director          September 25, 1998

 /s/ Michael Malet
---------------------
Michael Malet                       Director          September 25, 1998

------------------------
Chet Howard                         Director          September __, 1998

------------------------
George Pursglove                    Director          September __, 1998

 /s/ Cornelia Eldridge
-----------------------
Cornelia Eldridge                   Director          September 25, 1998

                              FORM 10-KSB

                               (EXHIBITS)

                       SIMS Communications, Inc.
                        18001 Cowan, Suites C&D
                            Irvine, CA 92614