Form 10QSB
period 1998-09-30
SIMS COMMUNICATIONS INC
filed 1998-11-23
CIK 907127

SECURITIES AND EXCHANGE COMMISSION
                                   Washington, DC 20549

                                       FORM 10-QSB

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended September 30,1998


                                SIMS COMMUNICATIONS, INC.

                  (Exact name of registrant as specified in its charter)

Delaware                                           65-0287558

(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)

                        18001 Cowan,  Suites C & D, Irvine CA 92614
         (address of  principal executive offices)          (Zip Code)

                                      (949) 261-6665
                   (Registrant's telephone number, including area code)

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

                                     Yes_X___ No____

As of November 13,1998 the Company had 9,582,733 shares of Common Stock issued and outstanding.


                                     Page 1 of 15 Pages

                              PART I. FINANCIAL INFORMATION

Part  1.    Financial Information

Item 1.           Index to Financial Statements

SIMS COMMUNICATIONS, INC.
CONSOLIDATED FINANCIAL STATEMENTS                         Page

Consolidated Balance Sheets at
      September 30 1998 and June 30, 1998                  3-4
Consolidated Statements of Operations for the Three Months
       Ended September 30, 1998 and 1997                    5
Consolidated Statement of Cash Flows for the
        Three Months Ended  September 30, 1998 and 1997     6
Consolidated Statement of Stockholders' Equity
      for the Three Months Ended September 30, 1998         7
Notes to Consolidated Financial Statements.               8-13

Management's Discussion and Analysis  of
     Financial Condition and Results of Operations.        14

Other Information                                          15

SIMS COMMUNICATIONS INC AND SUBSIDIARIES
   CONSOLIDATED BALANCE SHEETS
                                                       SEPTEMBER    JUNE 30,
                                                          30,
                                                         1998        1998
                              ASSETS                  (Unaudited)  (Audited)

CURRENT ASSETS
  Cash and cash equivalents (Note 2)                   $341,684    $263,878
  Accounts receivables, less allowance for doubtful 147,333 128,984 accounts of $27,584
  Inventories                                           440,905     452,473
  Prepaid expenses and other  current                   196,512      92,667
assets
  Notes receivable, current portion                     150,000     150,000

                                                        --------   -----------
              Total Current Assets                     1,276,434   1,088,002

PROPERTY AND EQUIPMENT,
  Property & Equipment net of accumulated             2,668,337    2,589,447
depreciation of
  $1,129,084 at September 30, 1998 and $940,807 at
June 30, 1998

OTHER ASSETS
 Notes receivables, less allowance of $400,902           415,360     445,360
 Patents, net of accumulated amortization                382,665     401,121
 Goodwill, net of accumulated amortization               935,939     952,069
 Other                                                   121,355     126,752

                                                    ------------ -----------
              Total Other Assets                        1,855,319   1,925,302

                                                    ------------  ------------
              Total Assets                            $5,800,090  $5,602,751

                                                       ========       =======

SIMS COMMUNICATIONS INC AND SUBSIDIARIES
   CONSOLIDATED BALANCE SHEETS

                                                     SEPTEMBER    JUNE 30,
                                                        30,
                                                       1998         1998
                                                     (Unaudited)  (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable  and Accrued Expenses            $ 1,085,686 $ 1,142,828
  Bank line of credit (Note 2)                          250,000     250,000
  Current portion of capitalized lease                   77,199      16,732
obligations (Note 4)
  Current portion of long term debt  (Note 3)           664,174     547,794
  Franchise deposits and deferred revenue               827,661     827,661


                                                  ------------   ------------
              Total Current Liabilities               2,904,720   2,785,015

LONG TERM LIABILITIES
 Long term debt (Note 3)                                216,674     500,853
 Capitalized lease obligations (Note 4)                 392,010      86,674

                                                    -----------  -----------
              Total Long Term  Liabilities              608,684     587,527

                                                    -----------  -----------
              Total Liabilities                       3,513,404   3,372,542

Commitments and contingencies
                                                             --       --

STOCKHOLDERS' EQUITY (Notes 6 and 7))
  Preferred stock, Series A, B and C  $.001 par value,       125         125
300,000 shares authorized - 50,000 (A), 100,000 (B)
and 149,500 (Undesignated), 125,250 shares issued and outstanding (liquidation preference of $605,000)

  Common stock  $.0001 par value 40,000,000  shares          956         796
authorized:
    Shares  issued and  outstanding  - 9,564,733
    and 7,959,033 at September 30,
    1998 and June 30, 1998, respectively
   Additional Paid In Capital                          24,310,287   22,646,232
   Accumulated Deficit (Note 5)                       (22,024,682) (20,416,944)
                                                      ------------ ------------
                Total Stockholders Equity               2,286,686    2,230,209

                                                      ------------   ----------
  Total Liabilities and Stockholders' Equity           $5,800,090   $5,602,751

                                                         ========    ========
      See notes to consolidated financial
                 statements

  SIMS COMMUNICATIONS INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three Months Ended September 30, 1998 and
1997
 (Unaudited)
                                                    Three Months Ended
                                                       September 30
                                                    1998       1997
Revenues
 Telecommunications                               $ 40,146   $ 247,324
Financial Processing                               57,501          --
 Automated Movie Rentals and Sales                 240,764          --
 Medical Transaction Processing                     39,045          --
                                                 ----------- ------------
Total Revenues                                     377,456     247,324

Cost of Sales                                      146,508     169,354

                                                ----------- ----------
Gross Profit                                       230,948      77,970

Operating Expenses
  General & Administrative                         916,576     500,148
  Depreciation and Amortization                    221,887      61,889
  Selling & Marketing                              365,275     154,944
  Equity Based Compensation/Services               293,762     682,901

                                                   ---------- --------------
               Total Expenses                    1,797,500   1,399,882

                                                 ----------- ------------
Operating Loss
                                                (1,566,552) (1,321,912)


Other income (expense)
  Interest                                           6,859       8,174
income
  Interest                                         (48,045)    (33,466)
Expense

                                                 ----------- ----------
                                                   (41,186)    (25,292)
                                                 ----------- ----------
Loss from continuing operations bef             (1,607,738  (1,347,204)
taxes
Income tax benefit
                                                       --         --

                                                ------------  ------------
Net Loss from Continuing oper                  ($ 1,607,738)  ($1,347,204)
                                                      --            3,839
Income from discontinued operations            -------------    ----------
Net Loss                                       ($1,607,738)   ($1,343,365)


Basic and Diluted loss per share from continuing    ($0.17)     ($0.60)
                                                   -------     -------
operationsBasic and diluted earnings from
 discontinued operations                                --         --
                                                    ($0.17)     ($0.60)
                                                    -------     -------
Basic and Diluted net loss per share

Weighted Average Common Shares Outstanding        9,443,900   2,222,999
                                                  ---------   ---------

                        See notes to consolidated financial statements

    SIMS COMMUNICATIONS INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDING SEPTEMBER 30, 1998 AND
1997

(Unaudited)
                                                              September 30,
                                                            1998        1997
CASH FLOWS FROM OPERATING ACTIVITIES                        ----        ----

   Net loss                                            ($1,607,738  ($1,343,365)
   Adjustments to reconcile net loss to net cash
 used in operating activities
      Depreciation and Amortization                        221,887       61,889
      Imputed value of options granted for services         64,804       87,751
         and interest
      Expenses of prior period stock issued                   --         (7,550)

           Stock issued for services                       283,645      595,150
           Changes in assets and liabilities:
                Inventories                                11,568     (13,691)
                Accounts and other receivables               (457)       31,679
                 Prepaid Expenses and Other Current      (103,845)       4,520
            Assets
             Accounts Payable  and Accrued Expenses       (46,225)      234,261
              Franchise  and customer deposits                 --       (21,135)


                                                        ----------- ------------
                NET CASH USED IN OPERATING ACTIVITIES   (1,176,361)    (370,491)


CASH FLOWS FROM INVESTING ACTIVITIES
          Repayments of notes receivable                        --          481

          Acquisition costs paid                           (3,300)           --

          Capital expenditures                           (227,667)      (3,820)
          Change in other assets                            5,397        4,201

                                                       ------------  -----------
         NET CASH (USED IN) FROM INVESTING ACTIVITIES    (225,570)         862


CASH FLOWS FROM FINANCING ACTIVITIES
          Proceeds from issuance of long-term debt            --        194,000

          Payments on debt                                (100,691)      (9,624)

          Proceeds from officer loans                          --       165,885

          Payments on obligations under capital leases     (3,257)        (774)
          Proceeds from capital leases                    369,060           --

          Net proceeds from issuance of common stock    1,214,625           --

                                                      -----------     ---------
           NET CASH PROVIDED BY FINANCING ACTIVITIES    1,479,737       349,487

                                                       ----------   ------------

          NET INCREASE (DECREASE) IN CASH                  77,806      (20,142)

          CASH AND CASH EQUIVALENTS AT BEGINNING OF      $263,878      $295,900
          PERIOD

                                                       ----------   ------------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD      $341,684      $ 275,758

                                                         ========      ========
  SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
        Cash paid during the 3 months for interest       $42,585        $13,981
        Cash paid during the 3 months for interest             0              0


           See notes to consolidated financial statements

SIMS COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SEPTEMBER 30, 1998
   (UNAUDITED)

                                              PREFERRED STOCK SUBSCRIBED         COMMON STOCK
                                           SERIES A                  SERIES B
                                         NUMBER                  NUMBER         NUMBER          ADDITIONAL
                                          OF                      OF             OF              PAID IN   ACCUMULATED
                                         SHARES    AMOUNT        SHARES AMOUNT  SHARES   AMOUNT  CAPITAL    DEFICIT       TOTAL


Balance  - June 30, 1998                 25,250     $25         100,000   $100 7,959,033   796  2,646,232  $20,416,944)  $2,230,209


Net loss -3 months ended
September 30,                                                                                               (1,607,738)  (1,607,738)
1998


Issuance of common stock for cash                                              1,425,000   142   1,214,483                1,214,625
at $1.00 per share, net of
$210,375 expenses


Issuance of Common Stock
for
Services and Equipment                                                           120,000    12     288,888                  288,900

Issuance of common stock
for
Accounts                                                                           5,700     1       7,917                    7,918
payable

Imputed value of stock
option grants
In exchange for consulting
and other
Services                                                                                            64,804                   64,804

Issuance of common stock
for conversion of notes
payable and accrued
interest

                                                                                  55,000     5      87,963                   87,968
                                       --------    -------  ---------  ------ ----------  ------   --------   ----------  ----------
          Balance - September 30,        25,250      $25     100,000   $ 100   9,564,733  $956 $24,310,287 ($22,024,682   $2,286,686
                 1998                   ========    =======   ======    ======  ========= ===== ==========  ============    ========

                        SIMS COMMUNICATIONS INC. AND SUBSIDIARIES
                        Notes to Consolidated Financial Statements


Note 1 - Organization and Significant Accounting Policies

Organization

Sims Communications Inc. and Subsidiaries (the Company) was incorporated in the State of Delaware on August 15, 1991. The Company was formed as a communications equipment company and has expanded its focus to include telecommunication and cellular and prepaid telephone activities. Currently, the Company provides low cost, turnkey, point of sale (POS) transaction automation solutions to retailers and pharmacies. These solutions include a comprehensive network of transaction processing applications using its patented, intelligent DebitLink POS terminal with custom software. Functions include processing on-line credit card and medical reimbursement approvals, processing automated home medical equipment product orders and payments, processing credit card and ATM charges and payments and cash-backs, activating prepaid phone cards, obtaining prepaid cellular service, securing check guaranties and authorizations and tracking customer affinity programs. Additionally, the Company rents videocassettes and cellular phones through automated dispensing units.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual Filing Statement on form 10-KSB.

Principles of Consolidation

The consolidated financial statements includes the accounts of Sims Communications Inc. and its wholly owned subsidiaries Sims Franchise Group, Inc., Sims Communications International, Inc. and Link Technologies Inc. and its wholly owned subsidiaries New View Technologies, Inc., Link Dispensing Systems, Inc., and Southeast Phone Card, Inc; additionally, the consolidated financial statements include the accounts of One Medical Services, Corp., Movie Bar Company USA and Vector Vision Inc. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity date of three months or less to be cash equivalents.

Inventories

Inventories consists primarily of automated video dispensing units, video cassette players, movie video cassettes, debitlink data transmission units and other associated miscellaneous parts and equipment and are recorded at the lower of cost or market determined by the first-in, first-out method.

Property and Equipment

Property and equipment are recorded and depreciated  over their estimated useful
lives  (5-7  years),  utilizing  the  straight-line  method.   Expenditures  for
maintenance and repairs are charged to expense as incurred


Note 1 - Organization and Significant Accounting Policies (Continued)

Net Gain / (Loss) Per Common Share

Gain/(Loss) per common share is based on the weighted average number of common shares outstanding during each of the respective periods. Common shares issuable upon exercise of the convertible preferred stock, common stock options and common stock equivalents are excluded from the weighted average number of shares since their effect would be anti-dilutive.

Goodwill

The excess of the cost of the net tangible and identifiable intangible assets of acquired businesses is stated at cost and is being amortized over seven years.

Revenue Recognition

Rental revenue is recognized upon the completion of the customer phone rental. Revenues from the sale of equipment are recognized upon delivery and service revenue is recognized when work Is completed.

Patents

Patent costs are those costs related to filing for patents and the value allocated to patents based upon the business acquisition of Link Technologies and subsidiaries. They will be amortized on a straight-line basis based on the expected useful life over a seven-year period.

Note 2 - Bank Line of Credit

The Company maintains a secured revolving line of credit with a bank for up to $250,000. The balance at September 30, 1998 was $250,000. The line of credit is secured by a restricted certificate of deposit with a balance at September 30, 1998 of approximately $250,000. The line of credit bears interest at 5.77% per annum, payable monthly and expires June 5, 1999.

Note 3 - Notes and Loans Payable

A detailed listing of debt at September 30, 1998 is as follows:

Promissory note payable at 10% interest  payable
monthly, commencing  Sept. 15, 1995.  Balance of principal
is payable in full on September 1999.  As additional
consideration, the Company agrees to pay the note holder
15.5% of all profits received through the Company's
agreements with Commonwealth Group International.                     $310,348

8%  Convertible  notes  payable,  principal  due at maturity dates ranging from August thru  May,1998.  Debt  includes
conversion  to common stock feature with conversion rates
ranging from $1.25 to $ 2.50 per share. Additionally, each
note holder was issued options to purchase shares of the
Company's stock                                                        225,000

Note payable - $5,000 principal plus interest (prime
+1%), payable monthly through October, 1998                              5,000

Note payable -  principal (non-interest bearing) payable in
monthly installments of $1,500 through June, 2000                       40,500



Note 3 - Notes and Loans Payable (Continued)

Note payable -  corporation,  bearing  interest at 12%,
monthly  Principle  and interest payments of $2,500, due
August 2001. Debt includes conversion to common
Stock feature that  provides for  conversion at any time
while the note is still outstanding at a conversion price
based on the previous five-day average.  Collateralized by
substantially all of the company's assets                              200,000
,
Note Payable - individual,  bearing interest at 10%,principal and interest due in full on September 20, 1998. Debt includes conversion  agreement that provides for conversion into the
Company's common stock at $1.00 per share from September 13,
1998 until maturity                                                    100,000
                                                                       -------





                                  Total                                880,848

                                  Less: Current Portion              ( 664,174)
                                                                   -------------
                                        Long Term Portion             $216,674



Note 4 - Capitalized Lease Obligations

The company leases various office and revenue-producing equipment accounted for as capitalized leases. The leases bear interest at 16-18% and are payable in monthly installments. At September 30, 1998, the Company owed $469,209 of which $77,199 represents the current portion. The terms for the leases vary from 48 to 60 months and the leases are collateralized by the underlying equipment.


Note 5 - Continuing Operations

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. In prior years, the Company had been in the development stage and did not begin earning significant revenues until the middle of fiscal year ended 1994. During the years ending June 1995, through June 1998, the Company continued to suffer recurring losses from operations. In fiscal year ended June 30, 1995, the Company completed an initial public offering for $5.2 million. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern (See Note 8).

Note 6 - Stockholders Equity

During the quarter ended September 30, 1998, the following equity transactions occurred:

The Company issued 1,425,000 shares of common stock at $1 per share in a private placement raising $1,214,625 net of $210,375 in offering costs.

The Company issued 120,000 shares of its common stock for $288,888 of services and equipment received.

The Company issued 5,700 shares of its common stock for $7,917 of professional services received.

The Company issued options to purchase 70,000 shares of its common stock at rates ranging from $2 to $2.50 per share. These options expire September, 2001. $64,804 of expense has been recognized based on imputed values ranging from $.87 to $.93 per option.

The Company accounts for stock based compensation in accordance with Financial Accounting Standards Board Statement No. 123, "Accounting for Stock Based Compensation," ("FAS 123") which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees. FAS 123 requires the recognition of expense for such grants, described above, to acquire goods and services from all non-employees. Additionally, although expense recognition is not mandatory for issuances to employees, FAS 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share information using the new method.

The Company has adopted the disclosure-only provisions of FAS 123. Accordingly, no compensation cost has been recognized for the issuances of stock options to employees. For the three months ended September 30, 1998, employees of the Company were issued options to purchase 90,000 shares of the Company's stock at $2.50 per share expiring Sept. 2001 (unrecognized imputed charge of $78,633)

Note 7- Business Segments

The Company has four reportable segments: telecommunications, financial processing, automated movie rentals and medical transaction processing. The telecommunications segment is responsible for the sale and processing of cellular telephone rentals prepaid cellular phone cards and other telecommunications related services. The financial processing segment has developed, in conjunction with the Company's intelligent "Debit Link" system, a monetary transaction processing platform that eliminated the need for ATM's used primarily in major fast food chains. The automated movie rentals segment rents videocassettes through automated dispensing units in hotels, primarily Florida and California. The medical transaction processing segment has developed, in conjunction with the Company's intelligent "Debit Link" systems, communications and transaction processing platform which allows pharmacies to access on-line credit card and medical reimbursement approval and automated product ordering and payment.

Operating results and other financial data are presented for the four reportable segments of the Company for the three months ended September 30, 1998 and 1997. Net revenue includes sales to external customers within the segment. Cost of goods sold includes costs associated with net revenue within the segments. Segment income (loss) does not include general and administrative expenses, other income (expense) items or income taxes. Identifiable assets for each operations segment consist of cash, receivables, inventory, prepaid expenses, net machinery and equipment and goodwill. Corporate assets are patents:



Note 7- Business Segments (Continued)

                            Net-     Cost of   Depreciation      Segment Profit  Identifiable
                         Revenues    Sales      & Amort.            (Loss)         Assets


September 30, 1998:

Tele-
Communications-           $ 40,146  $ 12,650     $111,581         $(84,085)       $2,021,982

Financial Processing-     $ 57,501  $ 42,576     $ 15,904        $    (979)       $  797,236

Automated
Movie Rental-             $240,764  $ 77,459    $  56,435         $106,870        $1,519,491

Medical
Transaction
Processing-               $ 39,045  $ 13,823     $ 19,512         $  5,710        $1,078,716

Corporate & Other-              --        --     $ 18,455         $(18,455)        $ 382,665
                          ----------------------------------------------------------------------

Consolidated              $377,456  $146,508     $221,887         $  9,061        $5,800,090



                           Net-     Cost of    Depreciation     Segment Profit   Identifiable
                         Revenues    Sales       & Amort.          (Loss)           Assets
September 30, 1997:

Tele-
Communications-         $247,324    $169,354     $ 45,891         $ 32,079        $4,888,185

Financial Processing-       --           --           --              --               --

Automated
Movie Rental-               --           --           --              --               --

Medical
Transaction
Processing-                 --           --           --              --               --

Corporate & Other-          --           --      $ 12,105           $(12,105)     $  462,836
                        ---------------------------------------------------------------------
dated                  $247,324     $169,354     $ 57,996          $  19,974      $5,351,021



Note 8 - Subsequent Events

On November 9, 1998, the Company entered into a Strategic Business Alliance Agreement ("the agreement") with Bergen Brunswig Drug Company ("Bergen"), a subsidiary of Bergen Brunswig Corp. whereby Bergen will exclusively locate and operate the Company's One Medical Service System order-processing and platforms within Bergen's selected customer locations. Under the terms of the agreement, Bergen will make available to the Company its advertising and marketing resources and will equally share profits derived from the platforms. Bergen further agrees to remit to the Company an amount equal to 2% of the home medical equipment net sales resulting from the One Medical Service System locations. The term of the agreement is for 3 years and will be automatically renewed for successive one-year periods.

On November 11, 1998, the Company completed a business transaction with MedCard Management Systems, Inc. ("MedCard") whereby they acquired MedCard's assets, including the exclusive rights to the MedCard name and The MedCard System software and network. The MedCard System is a unique electronic processing system that consolidates insurance eligibility verification and processes medical claims and approval of credit card/debit card payments within 30 seconds. Consideration for the transaction included cash of $450,000, 100,000 shares of restricted Company common stock, options to purchase 350,000 shares of common stock, plus royalties on future sales.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS

Results of Operation-Three Months Ending September 30, 1998

During the three month period ended September 30, 1998, total revenues amounted to $377,456 versus last year's revenue of $247,324. The company is in a state of transition with its expansion focused on Financial Processing, Medical Transaction Processing and Automated Movie Rentals. These business segments produced revenues of $57,501, $39,045 and $240,764, respectively for the quarter ended September 30, 1998. There were no comparable operations for the quarter ended September 30, 1997. Conversely, there has been a gradual decline in the emphasis on telecommunications operations with current September, 1998 calling card and long distance revenues of $40,146 versus $85,080 in the prior period.

Gross profit for the three months ended September 30, 1998 totalled $230,948 with a margin of 61% due to the introduction of the higher gross margin of the new business segments. The comparable margin last year was $77,970 or 31%. Currently, the financial processing operation has more than 650 units placed in the field and has established both east and west coast marketing headquarters to rapidly expand the related customer base. The Medical transaction processing segment has 75 field units and the Company has recently signed a major strategic alliance agreement whereby Bergen Brunswig Corp. will market and operate the company's processing platforms (see Note 8).

Selling, marketing and general and administrative expenses are higher for the quarter ended September 30, 1998 compared to the same period last year as a result of several factors. In the current quarter, the Company incurred significant start-up costs related to its new line of business focus and the expansion of its other business segments. Expenses related to prior operations and agreements in place, which are being assuaged, compounded an increase in general and administrative expenditures. This was partially offset by the savings realized in the current quarter by the downsizing of facilities and the reduction in personnel. Stock-based compensation and services totalled $293,762 for the three months ended September 30, 1998 compared to $682,901 for the same period last year reflecting a conservation of these resources by management.

The Company discontinued its cellular activation business in the prior fiscal year resulting in a $3,839 profit for this activity being deconsolidated and reclassified as "discontinued."

Liquidity and Sources of Capital

During the quarter ended September 30, 1998, the Company's operating cash requirement was $1,176,361, attributable to a net loss of $1,607,738 mitigated by non-cash charges for depreciation and amortization ($221,887) and stock and option based services ($348,449). This shortfall was primarily funded by the net sale of common stock for $1,216,625 and proceeds from capitalized leases on ATM/Scrip machines (transaction processing division) of $369,060. Partially offsetting this funding were capital expenditures of $227,667 (primarily for ATM/Scrip units placed in the field) and debt repayments of $100,691.

The increase in prepaid expenses and other current assets reflects $45,000 worth of advances to Medcard Management Systems, Corp. (see Note 8).

The $1,343,365 net loss for the comparable prior period was funded by a $595,150 charge for stock based compensation (to conserve cash), increases in payable and accruals of $234,261, proceeds of $194,000 in private placement of the Company's convertible debt and officer loans of $165,885.

                                         Part II

Item 2.     Changes in securities and use of proceeds.

In July 1998, the Company sold 1,402,500 shares of its common stock at $1.00 per share, to a group of private investors. Net proceeds to the Company from the sale of these shares were $1,172,125 net of $230,375 in offering related expenses.

Item 6.     Exhibits and reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 1998. No exhibits are filed with this report.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SIMS COMMUNICATIONS, INC.



                                    By:/s/ Mark Bennett
                                         Mark Bennett
                                          President


                                      /s/ Ian Hart
                                       Ian Hart
                                     Chief Financial Officer

Date: November 20, 1998