Form 10QSB
period 1998-12-31
SIMS COMMUNICATIONS INC
filed 1999-02-22
CIK 907127

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                        For the quarterly period ended December 31,1998


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

                                 Yes_X___ No____

As of February 19, 1999 the Company had 12,095,497 shares of Common Stock issued and outstanding.


                               Page 1 of 15 Pages

                          PART I. FINANCIAL INFORMATION

Part  1.    Financial Information

Item 1.     Index to Financial Statements

SIMS COMMUNICATIONS, INC.
CONSOLIDATED FINANCIAL STATEMENTS                                Page

Consolidated Balance Sheets at
      December 31,1998 and June 30, 1998                           3-4
Consolidated Statements of Operations for the Three and
       Six Months Ended December 31, 1998 and 1997                  5
Consolidated Statement of Cash Flows for the
        Six Months Ended December 31, 1998 and 1997                 6
Consolidated Statement of Stockholders' Equity
      at December 31, 1998                                          7
Notes to Consolidated Financial Statements.                        8-15

Item 2.  Management's Discussion and Analysis  of
     Financial Condition and Results of Operations.               16-17

Other Information                                                  18

SIMS COMMUNICATIONS INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                                    December       June
                                                      31,           30,
                                                      1998         1998
                              ASSETS               (Unaudited)  (Audited)

CURRENT ASSETS
  Cash and cash equivalents (Note 3)              $404,245        $263,878
  Accounts receivables, less allowance for
 doubtful   accounts of $27,584                    216,873         128,984

  Inventories                                      559,902         452,473
  Prepaid expenses and other  current              190,077          92,667
assets
  Notes receivable, current portion                150,000         150,000

                                                 ------------   -----------
              Total Current Assets               1,521,097       1,088,002


PROPERTY AND EQUIPMENT
  Property & Equipment net of accumulated
  depreciation of $1,325,039 at December
  31, 1998 and $940,807 at June 30, 1998         2,644,785       2,589,447


OTHER ASSETS
 Notes receivables, less allowance of $400,902     415,360        445,360
 Licensing rights, net of accumulated
 amortization of $7,700 (Note 2)                   916,358             --

 Patents, net of accumulated amortization of
$152,535 and $115,624                              364,210        401,121
 Royalty advances (Note 2)                         382,043             --
 Goodwill, net of accumulated amortization of      901,821        952,069
$50,248 and $0
 Other                                             116,776        126,752
 Deferred offering costs                            77,730             --
                                                 ------------  -----------
              Total Other Assets                 3,174,298      1,925,302

                                                -------------  ------------
Total Assets                                    $7,340,180     $5,602,751
                                                 ========       =======

SIMS COMMUNICATIONS INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                       December 31,  June 30,
                                                           1998         1998
                                                        (Unaudited)  (Audited)

   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Accounts payable and accrued expenses                $1,606,059   $ 1,142,828

  Bank line of credit (Note 3)                            250,000       250,000
  Current portion of capitalized lease                    119,263        16,732
obligations (Note 5)
  Current portion of long term debt  (Note 4)             922,381       547,794
  Franchise deposits                                      817,619       827,661


                                                     -------------- ------------
              Total Current Liabilities                 3,715,322     2,785,015


LONG TERM LIABILITIES
 Long term debt (Note 4)                                  201,467       500,853
 Capitalized lease obligations (Note 5)                   575,716        86,674

                                                      --------------------------
              Total Long Term  Liabilities                777,183       587,527

                                                      --------------------------
              Total Liabilities                         4,492,505     3,372,542

Commitments and contingencies
                                                               --       --

STOCKHOLDERS' EQUITY (Note 8)
Preferred stock, Series A, B; $.001 par value, 150,000        125           125
shares authorized,  50,000
(A), 100,000 (B), 125,250 shares issued and outstanding
(liquidation preference of $605,000)

Preferred stock, Series C, 6% Cumulative, $.001 par             2           --
value, 2,060 shares authorized, 1,545 shares issued and outstanding at December 31, 1998

Common stock  $.0001 par value 40,000,000  shares             991           796
authorized:
    Shares issued and outstanding - 9,906,233
 and 7,959,033 at December 31, 1998
and June 30, 1998, respectively
Additional paid in capital                              26,312,092   22,646,232
Accumulated deficit (Note 6)                          ( 23,465,535) (20,416,944)

                                                   -------------- --------------
                Total Stockholders Equity                2,847,675    2,230,209


                                                   -------------- --------------
Total Liabilities and Stockholders' Equity              $7,340,180   $5,602,751
                                                        =========     ========

See notes to consolidated financial statements

SIMS COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended December 31, 1998 and 1997
  (Unaudited)
                                   Three Months Ended   Six Months Ended
                                      Dec. 31              Dec. 31,
                                    1998       1997     1998       1997

Revenues
 Telecommunications              $31,779     $189,679  $71,925   $437,003
 Financial Processing             86,233            -  143,734          -
 Automated Movie Rentals and
  Sales                          220,395            -  461,159          -
 Medical Transaction
  Processing                      56,154            -   95,199          -
                           -------------------------   -----------------------

Total Revenues                   394,561      189,679  772,017    437,003
Cost of Sales                    185,288       91,451  331,796    260,805
                          -------------------------   -------------------------
Gross Profit                     209,273       98,228  440,221    176,198

Operating Expenses
 General & Administrative        946,480      413,022 1,863,056   913,170
 Depreciation and
  Amortization                   256,288       66,031   478,175   127,920
 Selling & Marketing             288,188      354,879   653,463   509,823
 Equity Based
  Compensation/Services           71,150       85,230   364,912   768,131
 Provision for Contract
  Termination                          -      933,000         -   933,000
                           -------------------------   -------------------------
       Total Expenses          1,562,106    1,852,162 3,359,606  3,252,044

Operating Loss                (1,352,833)  (1,753,934)(2,919,385)(3,075,846)

Other Expense - Interest,
 net                             (80,295)     (56,325)   (121,481)  (81,617)
                                 --------     -------    ---------  --------

Loss from continuing
operations
before income taxes           (1,433,128)  (1,810,259) (3,040,866)(3,157,463)

Income Tax Benefit                -           -              -           -
                                -------------------------  ---------------------
Net Loss from Continuing
Operations                   $(1,433,128) $(1,810,259) $(3,040,866) $(3,157,463)
Loss from Discontinued Operations      -      (56,226)           -      (52,387)
                           -------------------------   -------------------------
Net Loss                     $(1,433,128) $(1,866,485) $(3,209,850) $(3,040,866)
                                ========    ========     ========     ========
Basic and Diluted loss per share from
  Continuing operations           $(.15)        $(.73)       $(.32)      $(1.37)
Basic and diluted earnings from

Discontinued operations            --           (.02)          --         (.02)
Basic and Diluted net
  loss per share                 $(.15)         $(.75)       $(.32)      $(1.39)

Weighted Average Common
Shares Outstanding             9,720,650   2,492,354     9,535,471  2,306,208
                              ---------   ---------       ---------  ---------


          See notes to consolidated financial statements

    SIMS COMMUNICATIONS INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE SIX MONTHS ENDING DECEMBER 31, 1998 AND 1997

(Unaudited)
                                                                December
                                                                  31,
CASH FLOWS FROM OPERATING ACTIVITIES                       1998        1997
Net loss                                                $(3,040,866)$(3,209,850)
Adjustments to reconcile net loss to net cash
 used in operating activities
  Depreciation and amortization                             478,175     127,920
  Imputed value of options granted for services
   and interest                                              222,736        --
  Provision for contract termination                              --    764,000
  Expenses of stock issued                                        --   (180,505)
  Stock issued for services/compensation                     376,275    615,463
  Changes in assets and liabilities:
                 Inventories                                (107,429)  (401,290)
                 Accounts and other receivables              (69,997)    68,428
                 Prepaid Expenses and Other Current Assets   (97,410)    31,405
                 Accounts Payable and Accrued Expenses       431,163   (251,327)
                  Franchise and customer deposits            (10,042)  (126,135)
                                                         -----------------------

                 NET CASH USED IN OPERATING ACTIVITIES    (1,817,395)(2,561,891)


   CASH FLOWS FROM INVESTING ACTIVITIES
          Repayments of notes receivable                          --        481
          Acquisition costs paid                            (465,454)        --
          Capital expenditures                              (400,070)        --
          Change in other assets and royalty advances       (372,067)     8,395
                                                           ----------  ---------
             NET CASH (USED IN) FROM INVESTING ACTIVITIES  (1,237,591)    8,876



   CASH FLOWS FROM FINANCING ACTIVITIES
          Proceeds from issuance of long-term debt            450,000 1,460,000
          Payments on debt                                   (307,691)  (69,623)
          Repayment of officers loans                             --    (65,809)
          Payments on obligations under capital leases        (27,485)   (7,021)
          Net proceeds from issuance of common stock        1,214,625        --
          Net proceeds from issuance of series "C"
          preferred stock                                   1,246,846        --
          Proceeds from capital leases                        619,058        --
          Reduction in investments                                --   1,310,000
                                                           ---------------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                3,195,353  2,627,547
                                                           ---------- ----------
          NET INCREASE  IN CASH                               140,367     74,532


   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           263,878    295,900
                                                         -----------------------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 404,245   $ 370,432
                                                            ========    ========
   SUPPLEMENTAL  DISCLOSURES OF CASH FLOWS  INFORMATION
    Cash paid during the 6 months for interest             $  70,953    $ 23,166
    Cash paid during the 6 months for income taxes                 0           0


           See notes to consolidated financial statements

SIMS COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
DECEMBER 31, 1998  (UNAUDITED)

                                           PREFERRED STOCK                COMMON STOCK
                                SERIES "A" AND "B"   SERIES "C"                               ADDITIONAL
                            NUMBER               NUMBER              NUMBER                    PAID IN
                              OF                    OF                 OF
                            SHARES     AMOUNT     SHARES  AMOUNT     SHARES     AMOUNT          CAPITAL
Balance  - June 30, 1998    125,250      $125         --      --   7,959,033     $796     $22,646,232

Net loss - 6 months ended
December 31, 1998

Issuance of common stock for cash                                  1,425,000      142      1,214,483
at $1.00 per share, net of
$210,375 expenses

Issuance of  preferred stock at                     1,545     2      120,000       12      1,246,832
$1,000
per share, net of $253,154
expenses; issuance
of common stock in connection with
offering


Issuance of common Stock
for
Services and Equipment                                                 188,000       19      381,481

Issuance of common stock
for
Accounts                                                                59,200        7       50,471
payable

Imputed value of stock
option grants
in exchange for consulting
and other
Services                                                                                     222,736

Issuance of common stock
for conversion of notes
payable
and
accrued interest

                                                                        55,000        5       87,963

Issuance of common stock and                                           100,000       10      461,894
warrants in connection with
MedCard acquisition


Dividend on Series "C"
Preferred
                                  -------------------------------------------------------------------------
Balance - December 31, 1998    125,250       $125    1,545      2      9,906,233   $991   $26,312,092
                               ========     ======   =====     ===     =========   =====  ===========


SIMS COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
DECEMBER 31, 1998  (UNAUDITED)

                                     ADDITIONAL
                                       PAID IN        ACCUMULATED
                                      CAPITAL         DEFICIT          TOTAL
Balance  - June 30, 1998             $22,646,232    ($20,416,944)  $ 2,230,209

Net loss - 6 months ended
December 31,                                         (3,040,866)   (3,040,866)
1998

Issuance of common stock for cash    1,214,483                       1,214,625
at $1.00 per share, net of
$210,375 expenses

Issuance of  preferred stock at      1,246,832                       1,246,846
$1,000 per share, net of $253,154
expenses; issuance of common stock
in connection with offering


Issuance of common Stock
for
Services and Equipment                 381,481                         381,500

Issuance of common stock
for
Accounts                                50,471                          50,478
payable

Imputed value of stock
option grants
in exchange for consulting
and other
Services                               222,736                         222,736

Issuance of common stock                87,963                          87,968
for conversion of notes
payable
and
accrued interest



Issuance of common stock and           461,894                         461,904
warrants in connection with
MedCard acquisition


Dividend on Series "C"                 (7,725)                       ( 7,725)
Preferred
                                                                        ------
Balance -                         ($23,465,535)                  $2,847,675
                                      ===========              =============
December 31, 1998

                        SIMS COMMUNICATIONS INC. AND SUBSIDIARIES
                        Notes to Consolidated Financial Statements


Note 1 - Organization and Significant Accounting Policies

Organization

Sims Communications Inc. and Subsidiaries (the Company) was incorporated in the State of Delaware on August 15, 1991. The Company was formed as a communications equipment company and had expanded its focus to include telecommunication and cellular and prepaid telephone activities. Currently, the Company provides low cost, turnkey, point of sale (POS) transaction automation solutions to retailers and pharmacies. These solutions include a comprehensive network of transaction processing applications using its patented, intelligent DebitLink POS terminal with custom software. Functions include processing on-line credit card and medical reimbursement approvals, processing automated home medical equipment product orders and payments, processing credit card and ATM charges and payments and cash-backs, activating prepaid phone cards, obtaining prepaid cellular service, securing check guaranties and authorizations and tracking customer affinity programs. Additionally, the Company rents videocassettes and cellular phones through automated dispensing units.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. For further information refer to the financial statements and footnotes included in the Company's annual Filing Statement on form 10-KSB.

Principles of Consolidation

The consolidated financial statements includes the accounts of Sims Communications Inc. and its wholly owned subsidiaries Sims Franchise Group, Inc., Sims Communications International, Inc. and Link Technologies Inc. and its wholly owned subsidiaries New View Technologies, Inc., Link Dispensing Systems, Inc., and Southeast Phone Card, Inc; additionally, the consolidated financial statements include the accounts of One Medical Services, Corp., Movie Bar Company USA and Vector Vision Inc. All intercompany balances and transactions have been eliminated in consolidation. The financial statements include the operations of the MedCard division from the date of acquisition (see Note 2).

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

Loss Per Common Share

Loss per common share is based on the weighted average number of common shares outstanding during the respective periods. Common shares issuable upon exercise of the convertible preferred stock and, common stock options and equivalents are excluded from the weighted average since their effect would be anti-dilutive.

Licensing Rights

Licensing rights capitalized in connection with the MedCard acquisition are being amortized over the length of the contract or fifteen (15) years.

Goodwill

The excess of the cost of the net tangible and identifiable intangible assets of acquired businesses is stated at cost and is being amortized over seven years.

Revenue Recognition

Revenues from the sale of equipment are recognized upon delivery and service and technology processing revenue is recognized when transactions are completed.

Patents

Patent costs are those costs related to filing for patents and the value allocated to patents based upon the business acquisition of Link Technologies and subsidiaries. They are amortized on a straight-line basis based on their expected useful life over a seven-year period.

Year 2000 Issue

The Year 2000 issue does not materially affect the Company's computer systems, software or other business systems. The Company has conducted a review to identify areas that could be affected and has developed an implementation plan to ensure compliance. The Company believes that with modification to existing software the issue will not pose significant operational concerns nor have a material impact on financial position or results of operations. Cost of modifications is not expected to be material and will be expensed as incurred.

Note 2 - Acquisition of MedCard Licensing Rights

In November, 1998, the Company purchased certain assets of MedCard Management Systems, Inc. of Islandia, New York ("MedCard"), along with the exclusive licensing rights to the MedCard name and the MedCard System software and network for fifteen years. The term of the agreement may be extended after fifteen years for ten successive one year periods. The MedCard System is a comprehensive electronic processing system that consolidates insurance eligibility verification and processes medical claims and approval of credit card/debit card payments within 30 seconds. Consideration for the transaction included cash of $450,000, 100,000 shares of restricted common stock, options to purchase 350,000 shares of common stock (imputed value of $333,904) and royalties on future sales. The common stock issued in connection with the acquisition was recorded at market at the date of the transaction, $1.28 per share.


Note 3 - Bank Line of Credit

The Company maintains a secured revolving line of credit with a bank for up to $250,000. The balance at December 31, 1998 was $250,000. The line of credit is secured by a restricted certificate of deposit with a balance at December 31, 1998 of approximately $250,000. The line of credit bears interest at 5.77% per annum, payable monthly and expires June 5, 1999.

Note 4 - Notes and Loans Payable

A detailed listing of debt at December 31, 1998 is as follows:



Promissory note, individuals;  interest payable
at 10% monthly, commencing Sept. 15,  1995.
Principal  balance is due in full  September,
 1999.  As  additional consideration,  the Company
 agrees to pay the note holders 15.5% of all profits
received through the Company's  investment with
Commonwealth Group International
(see Note 10)                                                   $ 310,348

8% Convertible notes payable,  principal
 due at maturity dates ranging from Aug,
1997 through  May,1998.  Debt  includes
conversion to common stock feature with
conversion rates ranging from $1.25 to
$ 2.50 per share. Additionally, each note
holder was issued options to purchase
shares of the Company's stock
                                                                  223,000

Note payable - principal (non-interest bearing) payable in
monthly installments of $1,500 through June,2000                   40,500

Note payable -  corporation,  bearing  interest
 at 12%,  monthly  principal  and
interest  payments  of $2,500,  due August  2001.
  Debt  includes  common  stock conversion  feature
 that  provides for  conversion at any time while
the note is still  outstanding at a conversion price
 based on the previous five-day average.
Collateralized  by  substantially  all of the
  company's  assets  (see  Note 10)                               200,000

Notes payable - corporation, bearing interest at
12%, interest and principal are
due at June 30, 1999;  the holder has the option
 to convert the note into common
stock of the Company at $.59 per share (see Note 10 )
                                                                  250,000

Note payable - individual, bearing interest at 10%, principal and interest due in full on September 20, 1998. Debt includes conversion agreement that provides for conversion into the
Company's common stock at $1.00 per share from
note date until maturity.                                         100,000
                                                                  -------


Total                                                        $ 1,123,848

                                  Less: Current Portion       (   922,381)
                                                               ------------

                                  Long Term Portion            $   201,467



Note 5 - Capitalized Lease Obligations

The company leases various revenue-producing equipment accounted for as capitalized leases. The leases bear interest at 16-18% and are payable in monthly installments. At December 31, 1998, the Company owed $694,979 of which $119,263 represents the current portion. The terms for the leases vary from 48 to 60 months and the leases are collateralized by the underlying equipment.

Note 6 - Continuing Operations

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. In prior years, the Company had been in the development stage and did not begin earning significant revenues until the middle of fiscal year ended 1994. During the years ending June 1995, through June 1998 and continuing through the six months ended December 31, 1998, the Company has continued to suffer recurring losses from operations. In fiscal year ended June 30, 1995, the Company completed an initial public offering for $5.2 million. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. See the Company's Form 10-KSB for the year ended June 30, 1998.

Note 7 - Provision for Contract Termination and Bad Debt

During the year ended June 1997 the Company received 1,807,800 shares of Cancall Cellular Communications, Inc. Class A preferred stock with a recorded value of $1,310,000 from the sales of licensing rights and equipment. During the quarter ended 12/31/97, this agreement was mutually terminated as management of both companies did not desire to go forward together in cellular telephone rentals. Accordingly, the equipment was returned to the company, the Preferred Stock was returned to Cancall and a loss provision for $ 764,000 was provided, which represented the full profit on the agreement which had been previously recorded.

The company sold 30 ACDC units to a master licensee in1996. A majority of these units were installed at Los Angeles Airport terminals with the remaining units anticipated to be installed in the San Francisco bay area. The airport terminals were briefly functional but Airport management and licensee management requested a secession of operations until contract provisions could be renegotiated. The company has not received payment for the units and a loss provision of $169,000 was recorded for uncollected receivables. The receivable was personally guaranteed by the owner/president of the master licensee and Management believes that the units will be returned.

Note 8 - Stockholders Equity

For the six months ended December 31, 1998, the following equity transactions occurred:

The Company sold 1,500 shares of its 6% Series C Preferred Stock to a group of institutional investors for $1,500,000 net of $253,154 in offering costs. The shares are convertible into common stock at an adjustable conversion rate. For each preferred stockholder, the Company will issue warrants on certain dates. The warrants will entitle the holder to purchase shares of the Company's common stock at ranges from $1.27 to $1.50 per share. While the Company has the right to redeem the Series C Preferred shares at any time; the redemption price varies from 110% to 125% of face value depending on the date the shares are actually redeemed. In connection with the preferred stock sale, the Company issued 45 shares of preferred stock and 37,500 warrants to purchase common stock at prices ranging from $1.27 to $1.50 per share to the placement agent. In addition, the Company issued 120,000 shares of common stock to the investment banking group along with 200,000 warrants to purchase the Company's common stock at prices of $2.50 to $5.00 per share. The dividend attributable to the preferred stock was $7,725 at December 31, 1998.

The Company sold 1,425,000 shares of common stock at $1 per share in a private placement raising $1,214,625 net of $210,375 in offering costs.

The Company issued 205,000 shares of its common stock for $405,789 of services and equipment received.

The Company issued 42,200 shares of its common stock for $26,163 for services previously rendered.

The Company issued 36,500 shares of its common stock valued at $18,750 to its employees under the Company's Stock Bonus Plan.

The Company issued 100,000 shares of its common stock valued at $128,000 in connection with the acquisition of certain assets of MedCard including the exclusive licensing rights to the MedCard name and the MedCard System software and network. Additionally, the Company issued options to purchase 350,000 shares of the common stock at $1.34 per share. The options expire in November, 2001 and have an imputed value of $333,904 which was allocated as part of the purchase price of the licensing rights acquired (Note 2).

The Company issued options to purchase 150,000 shares of its common stock at $.62 per share to a Company retained as its investment banker in connection with any future offerings. The imputed value of the options, $77,730, has been recognized as deferred offering costs at December 31, 1998.

The Company issued options to purchase 50,000 shares of its common stock at $1.50 per share in connection with a loan advanced to the Company by an individual. The imputed value of the options, $40,101, has been charged to interest expense in the current quarter.

The Company issued options to purchase 120,000 shares of its common stock at rates ranging from $1.50 to $2.50 per share. These options expire September, 2001. $104,905 of expense has been recognized based on imputed values ranging from $.87 to $1.50 per option.

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

The Company has adopted the disclosure-only provisions of FAS 123. Accordingly, no compensation cost has been recognized for the issuances of stock options to employees. For the six months ended December 31, 1998, employees of the Company were issued options to purchase 190,000 shares of the Company's stock at prices ranging from $2 to $2.50 per share expiring Oct. 2001 (unrecognized imputed charge of $167,660 or $0.02 per share).

Note 9- Business Segments

The Company has four reportable segments: telecommunications, financial processing, automated movie rentals and medical transaction processing. The telecommunications segment is responsible for the sale and processing of cellular telephone rentals, prepaid cellular phone cards and other telecommunications related services. The financial processing segment has developed, in conjunction with the Company's intelligent "Debit Link" system, a monetary transaction processing platform that eliminated the need for ATM's used primarily in major fast food chains and convenience stores. The automated movie rentals segment rents videocassettes through automated dispensing units in hotels, primarily Florida and California. The medical transaction processing segment has developed, in conjunction with the Company's intelligent "Debit Link" systems, communications and transaction processing platforms which allow pharmacies to access on-line credit card and medical reimbursement approval and automated product ordering and payment.

Operating results and other financial data are presented for the four reportable segments of the Company for the six months ended December 31, 1998 and 1997. Net revenue includes sales to external customers within the segment. Cost of goods sold includes costs associated with net revenue within the segments. Segment income (loss) does not include general and administrative expenses, other income (expense) items or income taxes. Identifiable assets for each operations' segment consist of cash, receivables, inventory, prepaid items, net machinery and equipment, goodwill, licensing rights and other assets. Corporate assets are patents.


                         Net-      Cost of   Depreciation       Segment Profit  Identifiable
   6 months ending     Revenues     Sales      & Amort.             (Loss)        Assets
December 31, 1998:


Tele-Communications-   $  71,925   $ 71,008    $ 232,856            $(231,939)  $ 2,337,133

Financial Processing-    143,734    121,007       42,467              (19,740)      953,942

Automated
Movie Rental-            461,159    116,032      112,230              232,897     1,328,502

Medical
Transaction
Processing-               95,199     23,749       53,712               17,738     2,356,393

Corporate & Other-            --         --      36,910               (36,910)      364,210
                          -------------------------------------------------------------------

Consolidated            $ 772,017  $ 331,796   $ 478,175           $  (37,954)      $ 7,340,180


                          Net-      Cost of    Depreciation       Segment Profit   Identifiable
  6 months ending       Revenues     Sales      & Amort.              (Loss)        Assets
December 31, 1997:

Tele-Communications-    $437,003    $260,805   $103,710              $ 72,488        $3,701,447

Financial Processing-         --         --          --                 --                  --

Automated
Movie Rental-                 --         --          --                 --                  --

Medical
Transaction
Processing-                   --         --          --                 --                  --

Corporate & Other-            --         --      24,210               (24,210)         450,731
--------------------------------------

Consolidated            $437,003   $260,805      $127,920            $ 48,278       $4,152,178





Note 10 - Subsequent Events

Subsequent to December 31, 1998 the Company sold 200 additional shares of its Series "C" Preferred Stock for $200,000 and issued shares of its common stock for cash and in payment of certain liabilities.

The following "as adjusted" balance sheet of the Company as of December 31, 1998 reflects these transactions:


                          (unaudited)                            (unaudited)
                           As reported      ProForma          December 31, 1998
                        December 31,1998   Adjustments           (as adjusted)

       ASSETS

     Cash                  $404,245        $  487,109 (1,2)         $891,354
     Accounts receivable    216,873                                  216,873
     Inventories            559,902                                  559,902
     Prepaid expenses
        And other           190,077                                  190,077
     Notes receivables,net  565,360                                  565,360
     Licensing rights, net  916,358                                  916,358
     Patents, net           364,210                                  364,210
     Goodwill, net          901,821                                  901,821
     Other assets           498,819                                  498,819
     Deferred offering
         Costs               77,730                                   77,730
     Property and Equipment 2,644,785                               2,644,785
           Total Assets    $ 7,340,180         $ 487,109           $7,827,289

    LIABILITIES

      Accounts payable and
         Accrued expenses    $  1,606,059        (67,750) (3,4)   $ 1,538,309
      Bank line of credit         250,000                             250,000
      Current portion of          119,263                             119,263
      Franchise deposits          817,619      (500,000) (5)          317,619
         Capitalized leases
      Current portion
         Of long-term debt        922,381      (578,869) (3)           343,512
      Long term debt             201,467       (192,467) (3)            9,000
      Capitalized leases,        575,716                              575,716
                    -------                                          -------
          Long-term
  Total Liabilities            $4,492,505                          $ 3,153,419

                               (unaudited)                        (unaudited)
                           As reported      ProForma          December 31, 1998
                        December 31,1998   Adjustments           (as adjusted)

    STOCKHOLDERS'
    EQUITY

    Preferred stock, A,B        125                                  125
    Preferred stock, C            2             1 (2)                  3
    Common stock                991           219 (1,3,4,5)        1,210
    Additional Paid-In Capital  26,312,092      1,825,975 (1-5)   28,138,067
    Accumulated Deficit        (23,465,535)                      (23,465,535)

      Total Stockholders'
            Equity             $2,847,675                        $4,673,870

    Total Liabilities and
          Stockholders Equity   $7,340,180                      $7,827,289

    (1)Reflects the sale of 550,016 shares of common stock for $330,010, less related offering expenses.

    (2)Reflects the sale of 200 shares of Series "C" Preferred stock at $1,000 per share (no offering expenses).

    (3)Reflects issuance of 1,006,319 share of common stock upon conversions of notes payable plus accrued interest.

    (4) Reflects issuance of 61,500 shares of common stock in payment of accounts payable.

    (5) Reflects issuance of 571,428 shares of common stock upon conversion of franchise deposits.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS

Results of Operation-Six Months Ending December 31, 1998

During the six month period ended December 31, 1998, total revenues amounted to $772,017 versus last year's revenue of $437,003. The company is in a state of transition with its expansion focused on Financial Processing, Medical Transaction Processing and Automated Movie Rentals. These business segments produced revenues of $143,734, $461,159 and $95,199, respectively for the six months ended December 31, 1998 or 90% of total revenues. There were no comparable operations for the six months ended December 31, 1997. Conversely, there has been a gradual decline in the emphasis on telecommunications operations as calling card and long distance revenues were significantly less than revenues from the same period last year.

Gross profit for the six months ended December 31, 1998 totaled $440,221 with a margin of 57% due to the introduction of the new business segments with higher gross margins. The Company has seen an escalating revenue stream of residual processing income from its ATM/Scrip division, reflective of terminals/machines in place for longer periods resulting in wider acceptance and use. The comparable margin on revenues for the six-month period ended December 31, 1997 was $176,198 or 40% (attributable only to the telecommunications segment). Currently, the financial processing operation has more than 800 units placed in the field and has established both east and west coast marketing operations to rapidly expand the related customer base.

The Medical transaction processing segment has more than 200 field units between the One Medical Service and MedCard divisions. The One Medical Service strategic alliance agreement with Bergen Brunswig Corp., although delayed in its embryonic stage, will go to "market" in early fiscal 3rd quarter. The Company's MedCard division should complete "ramp-up" of its operations in late fiscal 3rd quarter and has received very positive market response in its infancy.

Selling, marketing and general and administrative expenses are higher for the six months ended December 31, 1998 compared to the same period last year as a result of several factors. In the past six months, the Company incurred significant start-up costs related to its new line of business focus and the expansion of its business segments. Expenses related to prior operations and agreements in place, which are being lessened, compounded an increase in general and administrative expenditures. This was partially offset by the savings realized in the current six months by the downsizing of facilities and the reduction in personnel. Stock and option-based compensation for services and expense totaled $364,912 for the six months ended December 31, 1998 compared to $768,131 for the same period last year reflecting a conservation of these resources by management.

The Company discontinued its cellular activation business in the prior fiscal year resulting in a $52,387 loss for the six-month period being deconsolidated and reclassified as "discontinued."

Liquidity and Sources of Capital

During the six months ended December 31, 1998, the Company's operating cash requirement was $1,817,395, attributable to a net loss of $3,040,866 mitigated by non-cash charges for depreciation and amortization ($478,175) and stock and option based services ($599,011). The net remaining shortfall was primarily funded by the net sale of common and preferred stock for $1,216,625 and $1,246,846, respectively, and the proceeds from capitalized leases on ATM/Scrip machines (transaction processing division) of $619,058. Partially offsetting this funding were capital expenditures of $400,070 (primarily for ATM/Scrip units placed in the field) and debt repayments of $307,691.

Royalty advances were $382,043 for the six-month period in accordance with the terms of the Company's exclusive licensing agreement with MedCard Management Systems (See Note 2).

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS




Liquidity and Sources of Capital (Continued)

After December 31, 1998, the Company completed a private placement for the sale of both common and preferred stock yielding net cash to the Company of $487,000. The Company also converted $840,000 of long-term debt and accounts payable into common stock of the Company (see Note 10).


During the six months ended December 31, 1997, the Company's cash requirement (net loss adjusted for non-cash provisions) was primarily funded by $1,460,000 in proceeds from debt which was subsequently converted to common stock. Stock based compensation and services valued at $768,131 were used to conserve cash.

Year 2000 Issue

The Year 2000 issue does not materially affect the Company's computer systems, software or other business systems. The Company has conducted a review to identify areas that could be affected and has developed an implementation plan to ensure compliance. The Company believes that with modification to existing software the issue will not pose significant operational concerns nor have a material impact on financial position or results of operations. Cost of modifications is not expected to be material and will be expensed as incurred. The Company has inquired that major independent suppliers and support providers will also be Year 2000 compliant.

Item 2. Changes in securities and use of proceeds

In July,1998, the Company sold 1,425,000 share of its common stock at $1.00 per share to a group of private investors. Net proceeds to the Company from the sale of these shares were $1,214,625 net of $210,375 in offering related expenses.

In November and December,1998, the Company sold 1,500 shares of its Series "C" Preferred Stock at $1,000 per share to a group of private investors. Net proceeds to the Company from the sale of these shares were $1,246,846 net of $253,154 in offering related expenses.

Item 6. Exhibits and reports on Form 8-K

The Company filed 8-K reports on December 10, 1998 and January 20, 1999.


SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SIMS COMMUNICATIONS, INC.



                                    By:  /s/ Michael Malet
                                          Michael Malet
                                          Vice President


                                       /s/ Ian Hart
                                           Ian Hart
                                           Chief Financial Officer

Date: February 19, 1999