Form 10QSB
period 1999-03-31
SIMS COMMUNICATIONS INC
filed 1999-05-14
CIK 907127

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31,1999

                         Commission File No. 0-25474

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

                               Yes_X___ No____

As of May 13, 1999, the Company had 14,994,110 shares of Common Stock issued and outstanding.


                               Page 1 of 16 Pages

                        PART I. FINANCIAL INFORMATION

Part  1.    Financial Information

Item 1.     Index to Financial Statements

SIMS COMMUNICATIONS, INC.
CONSOLIDATED FINANCIAL STATEMENTS                                         Page

Consolidated Balance Sheets at
      March 31,1999 and June 30, 1998                                      3-4
Consolidated Statements of Operations for the Three and
      Nine Months Ended March 31, 1999 and 1998                              5
Consolidated Statement of Cash Flows for the
      Nine Months Ended March 31, 1999 and 1998                              6
Consolidated Statement of Stockholders' Equity
      at March 31, 1999                                                      7
Notes to Consolidated Financial Statements.                               8-13

Item 2.  Management's Discussion and Analysis  of
     Financial Condition and Results of Operations.                      14-15

Other Information                                                           16

SIMS COMMUNICATIONS, INC, AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                                      March 31,      June 30,
                                                        1999          1998
  ASSETS

CURRENT ASSETS
 Cash and cash equivalents (Note 3)                  $397,216      $263,878
 Accounts receivables, less allowance for
    doubtful accounts of $27,584                      210,450       128,984
 Inventories                                          430,693       452,473
 Prepaid expenses and other  current assets           175,764        92,667
 Notes receivable, current portion                    150,000       150,000
                                                 ------------   -----------
             Total Current Assets                   1,364,123     1,088,002

PROPERTY AND EQUIPMENT
 Property & Equipment net of accumulated
depreciation of $1,528,735 at March 31, 1999
and $940,807 at June 30, 1998                       2,525,065     2,589,447

OTHER ASSETS
Notes receivables, less allowance of $400,902         415,360       445,360
Licensing rights, net of accumulated amortization
  of $23,100 (Note 2)                                 900,958            --
Patents, net of accumulated amortization of
   $170,990 at March 31, 1999 and $115,624 at
     June 30, 1998                                    345,755       401,121
Royalty advances (Note 2)                             418,589            --
Goodwill, net of accumulated amortization of
  $87,666 at March 31, 1999 and $0 at June 30, 1998   867,703       952,069
Other                                                 117,191       126,752
Deferred offering costs (Note 8)                       77,730            --
                                                 ------------   -----------
             Total Other Assets                     3,143,286     1,925,302
                                                -------------   ------------
Total Assets                                       $7,032,474    $5,602,751
                                                  ===========    ============


See notes to consolidated financial statements

SIMS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                     March 31,       June 30,
                                                       1999            1998

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses            $1,363,646   $ 1,142,828
  Bank line of credit (Note 3)                        250,000       250,000
  Current portion of capitalized lease
     obligations (Note 5)                             159,894        16,732
  Current portion of long term debt  (Note 4)         569,119       547,794
  Franchisee deposits                                      --       827,661
  Dividends payable                                    32,525            --
                                               --------------    ----------
             Total Current Liabilities              2,375,184     2,785,015

LONG TERM LIABILITIES
 Long term debt (Note 4)                                4,500       500,853
 Capitalized lease obligations (Note 5)               621,601        86,674
                                              ---------------    ----------
             Total Long Term  Liabilities             626,101       587,527
                                              ---------------    ----------
Total Liabilities
                                                    3,001,285     3,372,542
Commitments and contingencies
                                                           --            --
STOCKHOLDERS' EQUITY (Note 8)
Preferred stock, Series A, B; $.001 par value,
  150,000 shares authorized, 50,000(A),
    100,000 (B), 125,250 shares issued and
      outstanding (liquidation preference of $605,000)    125           125


Preferred  stock  Series C, 6% Cumulative, $.001 par
   value, 2,060 shares authorized, 1,745 shares
    issued and outstanding at March 31, 1999                2            --

Common stock  $.0001 par value 40,000,000
   shares authorized:
  Shares issued and outstanding - 13,851,560
    and 7,959,033 at March 31, 1999 and June 30,
     1998, respectively                                 1,385           796
Additional paid in capital                         29,011,876    22,646,232
Accumulated deficit (Note 6)                      (24,982,199)  (20,416,944)
                                               --------------    -----------
               Total Stockholders' Equity           4,031,189     2,230,209
                                               --------------  -------------
Total Liabilities and Stockholders' Equity         $7,032,474    $5,602,751
                                                    =========      ========



  See notes to consolidated financial statements

SIMS COMMUNICATIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended March 31, 1999 and 1998
  (Unaudited)

                                       Three Months Ended     Nine Months Ended
                                            March 31             March 31
                                       1999          1998     1999         1998
                                       -----         ----     ----         ----
Revenues
 Telecommunications                $  41,995     $ 92,783   $113,920  $ 529,786
 Financial Processing                 86,727           -     230,461          -
 Automated Movie Rentals and Sales   168,580      125,099    629,739    125,099
 Medical Transaction Processing      215,266            -    310,465          -
                                     -------------------------------------------
Total Revenues                       512,568      217,882  1,284,585    654,885
Cost of Sales                        188,882      134,108    520,678    394,913
                             --------------------------------------------------
Gross Profit                         323,686       83,774    763,907    259,972

Operating Expenses
 General & Administrative            808,225      638,166  2,671,281  1,551,371
 Depreciation and Amortization       271,669       99,812    749,844    227,732
 Selling & Marketing                 201,696      185,914    855,159    695,701
 Equity Based Compensation/
   Services                         473,50        239,743    838,412  1,007,874
 Litigation Settlement                   -        424,300          -    424,300
 Provision for Contract Termination      -              -          -    933,000
                                    -------------------------------------------
Total Expenses                    1,755,090     1,587,935  5,114,696  4,839,978

Operating Loss                   (1,431,404)   (1,504,161)(4,350,789)(4,580,006)

Other Expense - Interest, net       (60,460)      (22,672)  (181,941)  (104,289)
                                  ---------------------------------------------


Loss from continuing operations
  before income taxes            (1,491,864)   (1,526,833)(4,532,730)(4,684,295)

Income Tax Benefit                        -             -          -          -
                                 ----------------------------------------------

Net Loss from Continuing
   Operations                    (1,491,864)  (1,526,833) (4,532,730)(4,684,295)
Loss from Discontinued Operations         -      (54,752)          -   (107,139)
                                   --------------------------------------------

Net Loss                       $(1,491,864 $(1,581,585 $(4,532,730  $(4,791,434)
                                 ========  ========     ========    ========

Basic and Diluted loss per share from
 Continuing operations              $(.13)       $(.27)      $(.46)      $(1.67)
Basic and diluted earnings from
 Discontinued operations               --         (.01)         --         (.04)
                                  ---------------------------------------------
Basic and Diluted net loss per
   share                            $(.13)      $(.28)       $(.46)      $(1.71)


Weighted Average Common Shares
   Outstanding                 11,624,838    5,599,129     9,894,92   2,808,899



See notes to consolidated financial statements

    SIMS COMMUNICATIONS INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE NINE MONTHS ENDING MARCH 31, 1999 AND 1998
        (Unaudited)
                                                                March 31,
                                                          1999           1998
   CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                          $(4,532,730   $ (4,791,434)
   Adjustments to reconcile net loss to net cash
      used in operating activities
           Depreciation and amortization                 749,844        227,732
           Imputed value of options granted for
             services and interest                       222,736             --
           Provision for contract termination                 --        764,000
           Expenses of stock issued                           --       (180,505)
           Stock issued for services/compensation        849,785      1,007,874
           Stock issued for litigation settlement             --        309,300
           Changes in assets and liabilities:
                 Inventories                              21,780       (382,380)
                 Accounts and other receivables          (63,574)       160,809
                 Prepaid expenses and other current
                    assets                               (83,097)        14,772
           Advances to acquisition                            --       (132,458)
                 Accounts payable and accrued expenses   260,735       (396,622)
                 Dividends payable                        32,525             --
                 Franchisee and customer deposits        (10,042)      (126,135)
                                                     ------------   ------------
NET CASH USED IN OPERATING ACTIVITIES                 (2,552,038)    (3,525,047)

   CASH FLOWS FROM INVESTING ACTIVITIES
         Repayments of notes receivable                        --           481
         Acquisition costs paid                          (465,454)           --
         Capital expenditures                            (484,046)      (48,396)
         Change in other assets and royalty advances     (409,028)       27,955
                                                   --------------   ------------
NET CASH (USED IN) FROM INVESTING ACTIVITIES           (1,358,528)      (19,960)

  CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from issuance of long-term debt         450,000     1,460,000
         Payments on debt                                (313,691)      (88,714)
         Repayment of officers loans                           --       (65,809)
         Payments on obligations under capital leases     (66,876)       (4,734)
         Net proceeds from issuance of common stock     1,801,686       869,001
         Net proceeds from issuance of series "C"
           preferred stock                              1,446,845            --
         Proceeds from capital leases                     725,940            --
         Reduction in investments                              --     1,360,000
                                                    -------------   -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES       4,043,90     3,529,744
                                                    -------------   -----------
   NET INCREASE  (DECREASE) IN CASH                       133,338       (15,263)

   CASH AND CASH EQUIVALENTS AT BEGINNING OF  PERIOD      263,878       295,900
                                                     ------------   ------------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  397,216     $ 280,637
                                                         ========      ========
   SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
      INFORMATION
       Cash paid during the 9 months for interest     $   128,370    $   51,634
       Cash paid during the 9 months for income taxes           0             0


         See notes to consolidated financial statements

SIMS COMMUNICATIONS INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
 MARCH 31, 1999  (UNAUDITED)


                                              PREFERRED STOCK
                                     SERIES "A" AND "B"      SERIES "C"           COMMON STOCK    ADDITIONAL
                                     NUMBER               NUMBER OF           NUMBER OF            PAID IN   ACCUMULATED
                                    OF SHARES    AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT    CAPITAL    DEFICIT       TOTAL
Balance  - June 30, 1998             125,250     $125        --        --    7,959,033   $796  $22,646,232 ($20,416,944) 2,230,209

Net loss - 9 months ended
March 31, 1999                                                                                               (4,532,730)(4,532,730)

Issuance of common stock for cash                                            2,619,774    262    1,801,424               1,801,686
ranging from $.44 to $1.00 per
share, net of $253,325 expenses

Issuance of  preferred stock at                             1,745      $2      134,769     13    1,446,830               1,446,845
$1,000 per share, net of $253,154
expenses; issuance of common stock
in connection with offering


Issuance of common Stock for
services and Equipment                                                       1,018,000    102      854,908                 855,010

Issuance of common stock for accounts                                          140,700     14      110,876                 110,890
payable

Imputed value of stock option grants
in exchange for consulting and other
services                                                                                           222,736                 222,736

Issuance of common stock for conversion
of notes payable, franchise deposits and
accrued interest                                                             1,879,284    188    1,466,976               1,467,164

Issuance of common stock and warrants                                          100,000     10      461,894                 461,904
in connection with MedCard acquisition


Dividend on Series "C"                                                                                           (32,525)  (32,525)
Preferred stock

Balance - March 31, 1999             125,250      $125    1,745      $ 2    13,851,560 $1,385  $29,011,876 ($24,982,199) $4,031,189

                                    ========      ====    =====      ===    =========   =====  ===========  ============  ========


                  SIMS COMMUNICATIONS INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

Note 1 - Organization and Significant Accounting Policies

Organization

Sims Communications Inc. and Subsidiaries (the Company) was incorporated in the State of Delaware on August 15, 1991. The Company was formed as a communications equipment company and had expanded its focus to include telecommunication and cellular and prepaid telephone activities. Currently, the Company provides low cost, turnkey, point of sale (POS) transaction automation solutions to retailers and pharmacies. These solutions include a comprehensive network of transaction processing applications using its patented, intelligent DebitLink POS terminal with custom software. Functions include: processing on-line credit card and medical reimbursement approvals, processing automated home medical equipment product orders and payments, processing credit card and ATM charges, payments and cash-backs, activating prepaid phone cards, obtaining prepaid cellular service, securing check guaranties and authorizations and tracking customer affinity programs. Additionally, the Company rents videocassettes and cellular phones through automated dispensing units. Most recently, the Company has entered the business of electronic processing of medical claims and on-line insurance eligibility verification.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. For further information refer to the financial statements and footnotes included in the Company's annual report on Form 10-KSB.

Principles of Consolidation

The consolidated financial statements includes the accounts of Sims Communications Inc. and its wholly owned subsidiaries Sims Franchise Group, Inc., Sims Communications International, Inc. and Link Technologies Inc. and its wholly owned subsidiaries New View Technologies, Inc., Link Dispensing Systems, Inc., and Southeast Phone Card, Inc. Additionally, the consolidated financial statements include the accounts of One Medical Services, Corp., Movie Bar Company USA and Vector Vision Inc. The financial statements also include the operations of the Company's MedCard division from the date of the acquisition of the exclusive licensing rights (see Note 2). All intercompany balances and transactions have been eliminated in consolidation.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives (5-7 years), utilizing the straight-line method. Expenditures for maintenance and repairs are charged to expense as incurred.

Loss Per Common Share

Loss per common share is based on the weighted average number of common shares outstanding during the respective periods. Common shares issuable upon exercise of the convertible preferred stock and, common stock options and equivalents are excluded from the weighted average since their effect would be anti-dilutive.

Licensing Rights

Licensing rights capitalized in connection with the MedCard licensing agreement are being amortized over the length of the agreement of fifteen years.

Goodwill

The excess of the cost of the net tangible and identifiable intangible assets of acquired businesses is stated at cost and is being amortized over seven years.

Revenue Recognition

Revenues from the sale of equipment are recognized upon delivery and service and technology processing revenue is recognized when transactions are completed.

Patents

Patent costs are those costs related to filing for patents and the value allocated to patents based upon the business acquisition of Link Technologies and subsidiaries. They are amortized on the straight-line basis over their expected useful life of seven years.

Note 2 - Acquisition of MedCard Licensing Rights

In November, 1998, the Company purchased certain assets of MedCard Management Systems, Inc. of Islandia, New York ("MedCard"), along with the exclusive licensing rights to the MedCard name and the MedCard System software and network for fifteen years. The term of the agreement may be extended after fifteen years for ten successive one year periods. The MedCard System is a comprehensive electronic processing system that consolidates insurance eligibility verification and processes medical claims and approval of credit card/debit card payments within 30 seconds. Consideration for the transaction included cash of $450,000, 100,000 shares of restricted common stock, options to purchase 350,000 shares of common stock (imputed value of $333,904) and royalties on future sales. The common stock issued in connection with the agreement was recorded at market at the date of the transaction, $1.28 per share. At March 31, 1999, licensing rights related to the agreement totaled $900,958 net of $23,100 of accumulated amortization.

Note 3 - Bank Line of Credit

The Company maintains a secured revolving line of credit with a bank for up to $250,000. The balance at March 31, 1999 was $250,000. The line of credit is secured by a restricted certificate of deposit with a balance at March 31, 1999 of approximately $250,000. The line of credit bears interest at 5.77% per annum, payable monthly and expires June 5, 1999.

Note 4 - Notes and Loans Payable

A detailed listing of outstanding debt at March 31, 1999 is as follows

8% Convertible notes payable, principal due at maturity dates ranging from Aug, 1997 through May,1998. Debt includes conversion to common stock feature with conversion rates ranging from $1.25 to $ 2.50 per share. Additionally, each note holder was issued options to purchase shares of the Company's stock
          $ 217,000

Note payable - individuals (non-interest bearing) payable in
monthly        installments        of       $1,500        through        June,
2000                                             39,000

Note payable - franchisee, bearing interest at 10%, principal and interest due in full on October 31, 1999.
      317,619


Total                                                         $    573,619

                                                     Less:             Current
Portion                                (    569,119)
                                       -------------

                                                               Long       Term
Portion                         $         4,500
                                ===============


Note 5 - Capitalized Lease Obligations

The company leases various office and revenue-producing equipment accounted for as capitalized leases. The leases bear interest at 16-19% and are payable in monthly installments. At March 31, 1999, the Company owed $781,495 under the terms of the leases of which $159,894 represents the current portion. The terms for the leases vary from 48 to 60 months and the leases are collateralized by the underlying equipment.

Note 6 - Continuing Operations

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. In prior years, the Company had been in the development stage and did not begin earning significant revenues until the middle of the fiscal year ended 1994. During the years ending June 1995, through June 1998 and continuing through the nine months ended March 31, 1999, the Company has continued to suffer recurring losses from operations. In fiscal year ended June 30, 1995, the Company completed an initial public offering for $5.2 million. In subsequent periods, the Company has successfully completed the raising of additional capital to help fund its operations by completing private placements. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. See the Company's Form 10-KSB for the year ended June 30, 1998.

Note 7 - Provision for Contract Termination and Bad Debt and Litigation Settlement (1998)

During the year ended June 1997 the Company received 1,807,800 shares of Cancall Cellular Communications, Inc. Class A preferred stock with a recorded value of $1,310,000 from the sales of licensing rights and equipment. During the quarter ended December 31, 1997, this agreement was mutually terminated as management of both companies did not desire to go forward together in cellular telephone rentals. Accordingly, the equipment was returned to the company, the Preferred Stock was returned to Cancall and a loss provision for $ 764,000 was provided, which represented the full profit on the agreement which had been previously recorded.

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

In February, 1998, the Company negotiated a litigation settlement agreement with a former Instafone International Master Licensee resulting in a special charge of $424,300. The terms of the settlement provided for cash payments of $115,000 over 21 months and the issuance of 300,000 shares of Company stock.

Note 8 - Stockholders Equity

For the nine months ended March 31, 1999, the following equity transactions occurred:

The Company sold 1,700 shares of its 6% Series C Preferred Stock to a group of institutional investors for $1,700,000 net of $253,154 in offering costs. The shares are convertible into common stock at an adjustable conversion rate. For each preferred share, the Company will issue warrants on certain dates. The warrants entitle the holder to purchase common stock at prices ranging from $1.27 to $1.50 per share. While the Company has the right to redeem the preferred shares at any time; the redemption price varies from 110% to 125% of face value depending on the redemption date. In connection with the preferred stock sales, the Company issued 45 shares of preferred, 14,769 shares of common and 37,500 warrants to purchase common at prices ranging from $1.27 to $1.50 per share to the placement agent. In addition, the Company issued 120,000 shares of common stock to the investment banking group and 200,000 warrants to purchase common stock at prices of $2.50 to $5.00 per share. The dividend attributable to the preferred stock was $32,525 at March 31, 1999.

The Company sold 2,619,774 shares of common stock at prices ranging from $.44 to $1 per share in private placements raising $1,801,686 net of $253,325 in offering costs.

The Company issued 981,500 shares of its common stock for $836,260 of services and equipment received.

The Company issued 140,700 shares of its common stock for $110,890 for services previously rendered.

The Company issued 1,879,284 shares of its common stock in order to convert $1,467,164 worth of long-term debt, notes payable, franchisee deposits and accrued interest into stockholders' equity.

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

The Company issued options to purchase 150,000 shares of its common stock at $.59 per share to a company retained as its investment banker in connection with any future offerings. The imputed value of the options, $77,730, has been recognized as deferred offering costs at March 31, 1999.

The Company issued options to purchase 50,000 shares of its common stock at $1.50 per share in connection with a loan advanced to the Company by an individual. The imputed value of the options, $40,101, has been charged to interest expense in the nine-month period.

The Company issued options to purchase 120,000 shares of its common stock at rates ranging from $1.50 to $2.50 per share. These options expire September, 2001. $104,905 of expense has been recognized based on imputed values ranging from $.87 to $1.50 per option.

The Company accounts for stock based compensation in accordance with Financial Accounting Standards Board Statement No. 123, "Accounting for Stock Based Compensation," which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees. FAS 123 requires the recognition of expense for such grants, described above, to acquire goods and services from all non-employees. Additionally, although expense recognition is not mandatory for issuances to employees, FAS 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma earnings per share information using the new method.

The Company has adopted the disclosure-only provisions of FAS 123. Accordingly, no compensation cost has been recognized for the issuances of stock options to employees. For the nine months ended March 31, 1999, employees of the Company were issued options to purchase 190,000 shares of the common stock at a range from $2 to $2.50 per share expiring Oct. 2001 (unrecognized imputed charge of $167,660 or $0.02 per share).

Note 9- Business Segments

The Company has four reportable segments: telecommunications, financial processing, automated movie rentals and medical transaction processing. The telecommunications segment is responsible for the sale and processing of cellular telephone rentals, prepaid cellular phone cards and other related services. The financial processing segment has developed, in conjunction with the Company's intelligent "Debit Link" system, a monetary transaction processing platform that eliminated the need for ATM's used primarily in major fast food chains and convenience stores. The automated movie rentals segment rents videocassettes through automated dispensing units in hotels, primarily Florida and California. The medical transaction processing segment has developed, in conjunction with the Company's intelligent "Debit Link" systems, communications and transaction processing platforms which allow pharmacies to access on-line credit card and medical reimbursement approval and automated product ordering and payment. The segment also includes revenues from the electronic processing of medical claims and on-line insurance eligibility verification (MedCard).

Operating results and other financial data are presented for the four reportable segments of the Company for the nine months ended March 31, 1999 and 1998. Net revenue includes sales to external customers within the segment. Cost of goods sold includes costs associated with net revenue within the segments. Segment profit (loss) does not include general and administrative expenses, other income (expense) items or income taxes. Identifiable assets for each operations' segment consist of cash, receivables, inventory, prepaid items, net machinery and equipment, goodwill, licensing rights and other assets. Corporate assets are patents.

                        Net-     Cost of             Depreciation   Segment
Profit                  Identifiable
9 months ending       Revenues    Sales     & Amort.
(Loss) Assets           Assets
March 31, 1999:

Tele-Communications- $ 113,920 $  87,137$ 362,453    $ (335,670) $ 2,119,295

Financial Processing-  230,461  179,204    75,924       (24,667)     955,587

Movie Rentals-         629,739  163,079   168,190       298,470    1,198,624

Medical
Processing-            310,465   91,258    87,912       131,295    2,413,213

Corporate & Other-             --    --    55,365       (55,365)     345,755
                   ---------------------------------------------------------

Consolidated    $ 1,284,585    $ 520,678 $  749,844  $   14,063  $ 7,032,474

Tele-Communications-$529,786   $357,383  $167,539       $ 4,864   $4,549,497

Financial Processing-      --        --        --            --           --

Automated
Movie Rental-
                    125,099      37,530    23,878        63,691      204,363



Medical
Transaction
Processing-              --          --        --            --           --

Corporate & Other-       --          --    36,315       (36,315)     438,626
                   ---------------------------------------------------------

Consolidated       $654,885    $394,913  $227,732      $ 32,240   $5,192,486


Note 10 - Subsequent Event

Subsequent to March 31, 1999 the Company's MedCard division entered into an agreement with the Suffolk Bureau of Medical Economics ("SBME") to manage its collections business. SBME is a healthcare provider agency for collecting overdue accounts receivable from patients. No additional investment using Company resources is expected to be required for the addition of this new business division; yet the agreement is expected to add an additional $75,000 in estimated monthly revenues and result in positive cash flow.


              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Results of Operation-Nine Months Ending March 31, 1999

During the nine month period ended March 31, 1999, total revenues amounted to $1,284,585 versus last year's revenue of $654,885. The company is completing a state of transition with its expansion focused on Financial Processing, Medical Transaction Processing and Automated Movie Rentals. These business segments produced revenues of $230,461, $310,465 and $629,736, respectively for the nine months ended March 31, 1999 or 91% of total revenues. Comparable operations for the nine months ended March 31, 1998 consisted only of two month's worth of Automated Movie Rental revenue. There continues to be a gradual decline in the emphasis on telecommunications operations as calling card and long distance revenues were significantly less than revenues from the same period last year.

Gross profit for the nine months ended March 31, 1999 totaled $763,907 with a margin of 60% due to the introduction of the new business segments with higher gross margins. The Company has experienced an escalating revenue stream of residual processing income from its ATM/Scrip division, reflective of terminals/machines in place for longer periods resulting in wider acceptance and use. Currently, the financial processing operation has more than 800 units placed in the field. The comparable margin on revenues for the nine-month period ended March 31, 1998 was $259,972 or 40% and was composed of Tele-Communications and Automated Movie Rentals.

The Medical transaction processing segment has more than 275 field units between the One Medical Service ("OMS") and MedCard Management Systems ("MedCard") divisions. OMS' strategic alliance partner, Bergen Brunswig Corp., revised their launch strategy in the past quarter in order to accommodate introduction of the OMS system to more than 2,000 pharmacies during 1999, up from the previous plan of 500. Implementation of the new OMS product has been delayed and will occur in June, 1999, when approximately 150 Southern California pharmacies will be activated on the upgraded system. The national sales launch for the OMS system will take place in July, 1999. The MedCard division is completing the "ramp-up" stage of its operations and it continues to receive a very positive market response. The MedCard product is now represented by 16 independent sales organizations, several large hospitals and other healthcare organizations. The MedCard system was recently upgraded and a PC version will be available in the summer of 1999. Gross profits from the MedCard division contributed as expected for the past quarter and are expected to increase in subsequent quarters.

Selling, marketing and general and administrative expenses are higher for the nine months ended March 31, 1999 compared to the same period last year as a result of several factors. In the past nine months, the Company incurred significant start-up costs related to its new line of business focus and the expansion of its business segments. Expenses related to prior operations and agreements in place, which are being lessened, compounded an increase in general and administrative expenditures. This was partially offset by the savings realized in the current nine months by the downsizing of facilities and the reduction in personnel. Stock and option-based compensation for services and expenses totaled $838,412 for the nine months ended March 31, 1999 compared to $1,007,864 for the same period last year. In the quarter ended March 31, 1999, the Company used stock to pay for outside consultants retained for the production and development of the Company's website, internet healthcare web portal and e-commerce business applications.

The Company terminated its cellular activation business in the prior fiscal year. This segment incurred a net $107,139 loss for the nine-month period and was deconsolidated and reclassified as "discontinued."

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Liquidity and Sources of Capital

During the nine months ended March 31, 1999, the Company's operating cash requirement was $2,552,038 attributable to a net loss of $4,532,730 mitigated by non-cash charges for depreciation and amortization ($749,844) and stock and option based compensation/services ($838,412). The net remaining shortfall was primarily funded by the net sale of common and preferred stock for $1,801,686 and $1,446,845, respectively, and the proceeds from capitalized leases on ATM/Scrip machines (transaction processing division) of $725,940. Partially offsetting this funding were capital expenditures of $484,948 (primarily for ATM/Scrip units placed in the field) and debt repayments of $313,691.

During the nine months ended March 31, 1999, the Company converted $1,467,164 worth of long-term debt, notes payable, franchisee deposits and accrued interest into common stock of the Company, thereby significantly increasing stockholders' equity and improving its debt to equity ratio.

Royalty advances were $418,589 for the nine-month period ended March 31, 1999. Advances are required under the terms of the Company's exclusive licensing agreement with MedCard (See Note 2).

During the nine months ended March 31, 1998, the Company's cash requirement was primarily funded by the sale of common stock for $869,000 and $1,460,000 in proceeds from debt which was subsequently converted to common stock. Cash was conserved with stock based compensation for services totaling $1,007,874, as well as $309,300 in common stock used to partially settle $424,300 of litigation. Higher inventories reflected the build-up of new products and the expansion of the newly acquired Movie Vision operations. The $132,458 worth of advances to acquisition reflected funds advanced to One Medical Service prior to formal acquisition and consolidation.

Year 2000 Issue

The Year 2000 issue does not materially affect the Company's computer systems, software or other business systems. The Company has conducted a review to identify areas that could be affected and has developed an implementation plan to ensure compliance. The Company believes that with modifications to existing software the issue will not pose significant operational concerns nor have a material impact on financial position or results of operations. The costs of modifications is not expected to be material and will be expensed as incurred. The Company has requested that its major independent suppliers and support providers confirm that they will be Year 2000 compliant.

Item 2. Changes in securities and use of proceeds

For the nine months ended March 31, 1999, the following equity transactions occurred:

The Company sold 1,700 shares of its 6% Series C Preferred Stock to a group of institutional investors for $1,700,000 net of $253,154 in offering costs. The shares are convertible into common stock at an adjustable conversion rate. For each preferred share, the Company will issue warrants on certain dates. The warrants entitle the holder to purchase common stock at prices ranging from $1.27 to $1.50 per share. While the Company has the right to redeem the preferred shares at any time; the redemption price varies from 110% to 125% of face value depending on the redemption date. In connection with the preferred stock sales, the Company issued 45 shares of preferred, 14,769 shares of common and 37,500 warrants to purchase common at prices ranging from $1.27 to $1.50 per share to the placement agent. In addition, the Company issued 120,000 shares of common stock to the investment banking group and 200,000 warrants to purchase common stock at prices of $2.50 to $5.00 per share. The dividend attributable to the preferred stock was $32,525 at March 31, 1999.

The Company sold 2,619,774 shares of common stock at prices ranging from $.44 to $1 per share in private placements raising $1,801,686 net of $253,325 in offering costs.

The Company issued 981,500 shares of its common stock for $836,260 of services and equipment received.

The Company issued 140,700 shares of its common stock for $110,890 for services previously rendered.

The Company issued 1,879,284 shares of its common stock in order to convert $1,467,164 worth of long-term debt, notes payable, franchisee deposits and accrued interest into stockholders' equity.

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

The Company issued options to purchase 150,000 shares of its common stock at $.59 per share to a company retained as its investment banker in connection with any future offerings. The imputed value of the options, $77,730, has been recognized as deferred offering costs at March 31, 1999.

The Company issued options to purchase 50,000 shares of its common stock at $1.50 per share in connection with a loan advanced to the Company by an individual. The imputed value of the options, $40,101, has been charged to interest expense in the nine-month period.

The Company issued options to purchase 120,000 shares of its common stock at rates ranging from $1.50 to $2.50 per share. These options expire September, 2001. $104,905 of expense has been recognized based on imputed values ranging from $.87 to $1.50 per option.

The Company accounts for stock based compensation in accordance with Financial Accounting Standards Board Statement No. 123, "Accounting for Stock Based Compensation," which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees. FAS 123 requires the recognition of expense for such grants, described above, to acquire goods and services from all non-employees. Additionally, although expense recognition is not mandatory for issuances to employees, FAS 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma earnings per share information using the new method.

The Company has adopted the disclosure-only provisions of FAS 123. Accordingly, no compensation cost has been recognized for the issuances of stock options to employees. For the nine months ended March 31, 1999, employees of the Company were issued options to purchase 190,000 shares of the common stock at a range from $2 to $2.50 per share expiring Oct. 2001 (unrecognized imputed charge of $167,660 or $0.02 per share).

Item 6. Exhibits and reports on Form 8-K

The Company filed 8-K reports on December 10, 1998 and January 20, 1999. These reports concerned the issuance of shares of the Company's capital stock.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SIMS COMMUNICATIONS, INC.



                                    By:_ /s/ Mark Bennett________
                                         Mark Bennett
                                          President

                                       __/s/ Ian Hart____________
                                       Ian Hart
                                       Chief Financial Officer


Date: May 13, 1999