Form 10KSB
period 1999-06-30
SIMS COMMUNICATIONS INC
filed 1999-10-12
CIK 907127

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 1999
                                       OR
( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE ACT OF 1934

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

Registrant's telephone number, including Area Code: (949) 261-6665 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the most recent fiscal year were $2,240,876.

The aggregate market value of the voting stock held by non-affiliates of the Company, (17,172,937 shares) based upon the average bid and asked prices of the Company's Common Stock on September 30, 1999 was approximately $1,288,000.

As of September 30, 1999 the Company had 17,635,639 issued and outstanding shares of common stock.

ITEM 1.  DESCRIPTION OF BUSINESS

     SIMS Communications, Inc. (the "Company") was incorporated in Delaware in August 1991 to rent cellular telephones through a stand-alone dispensing station known as an Automated Communications Distribution Center ("ACDC"). Prior to 1996 the Company operated ACDC units for its own account and also sold franchises which provided third parties the right to operate ACDC units at various franchised locations. At September 30, 1999, the Company was not operating any ACDC units and the Company's only remaining franchisee had four ACDC units in operation.

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

      In December 1996 the Company acquired all the issued and outstanding shares of Link International, Inc. ("Link"). Link manufactures and distributes machines which dispense prepaid calling cards ("PCD's") and terminals which are used by merchants to perform a variety of transactions, including accepting credit cards and bank debit cards in payment for sales of merchandise and services. The PCD's are full sized stand-alone vending machines and are operated by the Company. All prepaid phone cards stored in the PCD's are "dead" (i.e. "inactive") until each one is individually activated once cash is received or a customer's credit or debit card has been accepted by the machine and successfully processed. The use of inactive calling cards eliminates the risk of fraud or theft as well as the need for a large capital investment which is required by other machines that dispense only pre-activated (or "live") cards. Although the PCD's accept cash and credit cards, the PCD's require the customer to use a personal identification number when purchasing prepaid phone cards with a bank debit card. This particular feature serves to eliminate the expense (i.e. "charge backs") associated with the use of fraudulent or stolen credit cards. Long distance time for the prepaid calling cards is purchased by the Company from various venders. Link also markets a proprietary scrip terminal which dispenses a receipt to the customer which can be used to pay for merchandise and/or services. In June 1999 the Company sold substantially all of the assets associated with Link. Although the Company did not receive any material cash payment in connection with this sale, the purchaser of the assets agreed to assume $70,000 in accounts payable and approximately $600,000 in capitalized lease obligations associated with the acquisition of the scrip terminals. Excluded from the sale of Link's assets were 117 scrip terminals (45 of which are in operation) and five PCD's.

      In  May  1998  the  Company  acquired  One  Medical   Services,   Inc.  in
consideration for 142,350 shares of common stock and 187,500 warrants exercisable at $2.00 per share at any time prior to May 30, 2003. The Company has also agreed to issue to the former owners of One Medical up to 1,485,000 additional shares of common stock depending on the future operating results of One Medical. The number of shares to be issued will be determined by dividing the quarterly net income of One Medical (for each fiscal quarter beginning June 30, 1998 and ending June 30, 2001), by the average closing price of the Company's common stock for the five day trading period prior to the end of each quarter. One Medical provides a financial processing and communications network for the Home Medical Equipment (HME) industry. In addition to processing information and verifying insurance medical cards, this network connects HME buyers with a network of HME vendors. This proprietary network has been designated for the medical and managed healthcare market, but at the present time is being marketed to the retail pharmacy industry. As of September 30, 1999, 80 pharmacies, 13 HME service centers, 8 HME vendors and one catalogue vendor were members of the One Medical network.

In July 1999 the Company licensed its rights to the One Medical Service Network to an unrelated third party for $1,377,000, of which $300,000 was paid by September 30, 1999, $267,000 of which is to be paid by January 5, 2000 and the remainder of which ($810,000) will be paid in accordance with the terms an unsecured promissory note which bears interest at 7% per year. The principal due on the note is to be reduced by license royalties due the Company, up to a maximum of $6,000 per month, and prepaid phone card credits of $3,000 per month. On July 30, 2002 the licensee is to make a one-time payment to the Company equal to 25% of the then outstanding principal on the note. All unpaid principal and interest is due on July 30, 2006. The licensee also agreed to pay $200,000 of accounts payable related to One Medical inventory and to assume the salaries and other overhead associated with the One Medical operation. The Company uses the prepaid phone card credits in the sale of its prepaid calling cards.

     All historical share data in this report have been adjusted to reflect the following stock splits relating to the Company's common stock: June 1995:
2-for-1 forward split,  February 1996:  1-for-10  reverse split,  February 1998:
1-for-4 reverse split.

      As of September 30, 1999 substantially all of the Company's revenues were generated by the Justmed.com and the Movie Vision divisions.

JustMed.com

      The JustMed.com division involves three components:

      o     The Medcard health insurance verification and billing system
      o     The JustMed.com website
      o     The Med Store

MedCard System

      In November 1998 the Company acquired an exclusive world wide license to software programs and related technology known as the MedCard system. The MedCard system is an electronic processing system which consolidates insurance eligibility verification and processes medical claims and approvals of credit card and debit card payments in under 30 seconds through a single, small terminal.

      As of September 30, 1999 the MedCard system was able to retrieve on-line eligibility and authorization information from 77 medical insurance companies and electronically process and submit billings for its healthcare providers to over 1,650 companies. These insurance providers include CIGNA, Prudential, Oxford Health Plan, United Health Plans, Blue Cross, Medicaid, Aetna, Blue Cross/Blue Sheild and Metrahealth. Using the MedCard system, patients are relieved from the problems associated with eligibility confirmation and billings, healthcare providers' reimbursements are accelerated and account receivables are reduced. The time it takes to collect payments from insurance providers decreases from months to days. Sims obtains revenues from the sale or lease of its processing terminals and from fees received from every transaction processed by means of the terminals.

Website

      The JustMed.com website is an internet website which began functioning on July 1, 1999. The website advertises healthcare products and services which are available to the general public and provides medical information to the general public. Persons in need of healthcare products and services can access the website and order products or transfer to the more detailed websites maintained by the companies which provide the products and services. Sims expects to generate revenues from this website by charging providers of healthcare products and services fees for advertising on the website. Sims will also receive fees when a person transfers from Sims' website to the websites maintained by a provider of healthcare products or services. Sims expects that advertisers on its website will include distributors of healthcare equipment and products, hospitals, physician practice groups, and clinics.

Med Store

      The Med Store is a feature of Sims' website which allows consumers to use their computers to purchase a variety of healthcare products and services. Items available for purchase include canes, crutches, walkers, bath chairs, blood pressure units, cold therapies, exercise equipment and hot and cold packs. The Med Store became operational on July 1, 1999.

Movie Vision

      In January 1998 the Company issued 550,000 shares of its common stock to the shareholders of Moviebar, Incorporated and Vectorvision, Incorporated in consideration for the acquisition of a business known as "Movie Vision." Movie Vision rents video cassettes, primarily containing motion pictures, through automated dispensing units in hotels. Movie Vision currently has video cassette dispensing machines in approximately 150 hotels in the United States.

Competition

      The Company competes with numerous other companies which are engaged in the Company's lines of business. Many of these competitors have greater financial and marketing resources than those of the Company.

Employees and Offices

      As of September 30, 1999, the Company employed 18 persons on a full-time basis. Nine employees serve in management or administrative capacities, and the remainder are hourly workers in the Company's operations. None of the Company's employees are covered by a collective bargaining agreement. The Company has never experienced an organized work stoppage, strike or labor dispute. Management considers the Company's relations with its employees to be good.

      The Company's executive offices are located at 18001 Cowan, Suite C&D, Irvine, California 92614 and consist of 4,900 square feet of space which are leased at an annual rent of $70,000. This lease on the space expires in August 2003. The Company leases a 7,000 square foot production and office facility in Orlando, Florida at an annual rent of $50,000. The lease on this facility expires in December 2005. The Company's telephone number is (949) 261-6665.

ITEM 2.  DESCRIPTION OF PROPERTIES

     See Item 1 of this report.

     ITEM 3.  LEGAL PROCEEDINGS.

      There are no material legal proceedings to which the Company is a party or to which its properties are subject.

      Prior to 1996 the Company operated ACDC units for its own account and also sold franchises which provided third parties the right to operate ACDC units at various franchised locations. A former franchisee of the Company has demanded that the Company purchase its franchise, as well as the franchisee's ACDC units, for approximately $1,000,000. The Company issued 571,429 shares of its common stock in settlement of $500,000 claimed to the franchise. The Company also agreed to pay $371,619 plus interest of 10% per year to the former franchisee no later than October 31, 1999. The Company and the former franchisee agreed to negotiate with each other to determine what, if any, additional amount is owed by the Company to the former franchisee.

      A suit has been filed against the Company by a former employee for damages totaling $200,000. The Company believes the claim is without merit and has filed a counterclaim against the former employee charging criminal wrongdoing.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      As of September 30, 1999, there were approximately 350 beneficial owners of the Company's Common Stock. The Company's Common Stock is traded on the National Association of Securities Dealers Automatic Quotation ("NASDAQ") System. Set forth below are the range of high and low bid quotations for the periods indicated as reported by NASDAQ. The market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The market quotations have been adjusted to reflect a two for one forward stock split, which was effective in June 1995, a one-for ten reverse stock split which was effective in March 1996, and a one-for-four reverse stock split which was effective in February 1998.

               Quarter
               Ending                       High        Low

              9/30/97                      $2.31       $1.25
             12/31/97                      $5.00       $1.50
              3/31/98                      $2.87       $1.09
              6/30/98                      $2.75       $1.56

              9/30/98                      $2.88       $1.38
             12/31/98                      $2.44       $0.56
              3/31/99                      $2.25       $0.44
              6/30/99                      $1.69       $0.88

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

      See Note 2 to the Company's consolidated financial statements which are included as part of this report.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      The following selected financial data should be read in conjunction with the more detailed financial statements, related notes and other financial information included herein.

Statement of Operations Data:

                                               Years Ended June 30,
                                          1999                     1998
                                          ----                     ----

Revenues                              $2,240,876                  $980,951
Cost of Services                        (697,481)                 (523,479)
Operating and other
     Expenses                         (8,690,380)               (7,503,483)
Loss from Discontinued Operations             --                   (63,737)
                                      -----------               -----------
Net Loss                             $(7,146,985)              $(7,109,748)
                                     ============              ============

Balance Sheet Data:
                                                     June 30,
                                           1999                    1998

Current Assets                        $1,405,096                $1,088,022
Total Assets                           6,374,862                 5,602,751
Current Liabilities                    2,142,550                 2,785,015
Total Liabilities                      2,268,256                 3,372,542
Working Capital (Deficit)               (737,454)               (1,697,013)
Shareholders' Equity                   4,106,606                 2,230,209

No Common Stock dividends have been declared by the Company since its inception.

Results of Operations

         The following table shows the percentage of the Company's gross revenues by category for the periods indicated, as well as the anticipated revenue percentage from each category for the year ending June 30, 2000.

                                                   Percent of Gross Revenues
                                                                   Year Ending
                                           Years Ending June 30,  June 30, 2000
                                            1998         1999     (Projected)(1)
                                            ----         ----     --------------

Rental of cellular telephones directly
from Company and from ACDC Units.             11%          --             --

Sale of ACDC units and related equipment.     --           --             4%

Fees paid by cellular telephone companies
for  activation of cellular telephones.       34%          --             --

Sale of prepaid calling cards.                13%          4%             1%

Sale of long distance telephone service.       3%          --             --

Revenues from Link International.              9%         28%             --

Revenues from Moviebar                        28%         40%            15%

Revenues from One Medical Service              1%          7%            10%

Revenues from Justmed.com                      --         19%            70%

Miscellaneous Income                           1%          2%             --

(l) There can be no assurance that these percentages will not change significantly based upon events which may not be within the Company's control. Projected revenues for the year ending June 30, 2000 constitute a forward-looking statement which is subject to risks and uncertainties which could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include lack of adequate funding, loss of major customers and inability to meet sales projections. The Company undertakes no obligation to publicly release any revision to these forward-looking statements which may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

      Prior to 1996 the Company operated ACDC units for its own account and also sold franchises which provided third parties the right to operate ACDC units at various franchised locations. At September 30, 1999, the Company was not operating any ACDC units and the Company's only remaining franchisee had four ACDC units in operation.

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

      In December 1996 the Company acquired all the issued and outstanding shares of Link International, Inc. (see Item 1 of this report). Although the Company did not receive any material cash payment in connection with this sale, the purchaser of the assets agreed to assume $70,000 in accounts payable and approximately $600,000 in capitalized lease obligations associated with the acquisition of the script terminals.

      In January 1998 the Company acquired its Movie Vision Divison from Moviebar, Incorporated and Vectorvision, Incorporated. Movie Vision rents videocassettes, primarily containing motion pictures, through automated dispensing units in hotels.

      In May 1998 the Company acquired One Medical Services, Inc. (see Item 1 of this report). In July 1999 the Company licensed its rights to the One Medical Service Network to an unrelated third party for $1,377,000, of which $300,000 was paid by September 30, 1999, $267,000 of which is to be paid by January 5, 2000 and the remainder of which (810,000) will be paid in accordance with the terms an unsecured promissory note which bears interest at 7% per year. The principal due on the note is to be reduced by license royalties and other credits up to a maximum of $9,000 per month.

      In November 1998 the Company acquried an exclusive world wide license to software programs and related technology known as the MedCard system. The MedCard system forms a part of the Company's JustMed.com division.

Year Ending June 30, 1999
      During the year ending June 30, 1999, the Company's revenue increased as a result of the Company's expansion into financial processing (Link debit and scrip terminals), medical transaction processing (One Medical and MedCard divisions) and automated motion picture rentals (Movie Bar division). These business segments produced revenues of $625,801, $583,777 and $888,626, respectively for the year ended June 30, 1999. Comparable revenues from these segments for the year ended June 30, 1998 were substantially less since the full scale distribution of the Link debit and scrip terminals did not begin until April 1998, and the One Medical and MedCard divisions did not commence operations until May 1998 and November 1998, respectively. During the summer of 1999 the Company began directing its efforts toward its Justmed.com division. As a result of this change in focus the Company in June 1999 sold a major portion of its financial processing division and in July 1999 the Company licensed its rights to the One Medical division. In connection with the sale of the financial processing division, the Company recognized $210,000 of deferred gross profit.

      Selling, Marketing and General and Administration expenses (including depreciation) increased to nearly $5,800,000 during the year ended June 30, 1999 compared to $4,300,000 in the prior year primarily due to the following:

1) The Company's financial processing, One Medical and Movie Bar divisions were in operation during all twelve months of fiscal 1999, compared to shorter periods in the prior year.
2) The Company acquired its MedCard division in November 1998. As a result, only operations for the twelve month period ending June 30, 1999 were affected by the expenses of this division.
3) Depreciation and amortization expense was $1,056,572 in the year ended June 30, 1999 compared to $474,372 in the prior period. A substantial portion of this increase was the result of depreciating assets related to the Company's ACDC operations over a shorter period of time.
4) As a result of the sale of a portion of its financial processing division, the Company incurred approximately $140,00 of commission expense in the quarter ended June 30, 1999.
5) The Company incurred one-time expenses related to the closing of offices in New Jersey and Modesto, California offices and in the termination of offices leases Florida.
6) The Company expensed approximately $200,000 in additional reserves against note receivables deemed uncollectible at June 30, 1999.

      During the year ended June 30, 1999 stock-based compensation increased 50% compared to the prior period. The Company issued shares of its common stock to pay for the services provided by employees and outside consultants retained for a number of projects, including the development of the Company's website, internet healthcare web portal and e-commerce business applications.

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

      The following factors also contributed to the Company's loss during the year ending June 30, 1998:

      1) An expense of $1,687,422 as the result of issuing shares of stock, options and warrants for services rendered.

      2) In February 1998, the Company settled a lawsuit filed by a former Master Licensee of ACDC units resulting in a special charge of $424,300. The terms of the settlement require the Company to pay $115,000 over 21 months and issue 300,000 shares of common stock to the former master licensee.

      3) In March 1997, the Company entered into a License Agreement with Cancall Cellular Communications, Inc. ("Cancall") whereby the Company provided Cancall with a license to operate and/or distribute the Company's ACDC units, prepaid calling card machines and point-of-sale terminals. The Licensing Agreement also required Cancall to purchase a certain number of ACDC units and point-of-sale terminals from the Company. Between March and September 1997, the Company sold 30 ACDC units to Cancall for $705,000. In payment of the $500,000 licensing fee and the 30 ACDC units, Cancall issued 1,807,800 shares of it's Class B Preferred Stock to the Company. As of September 30,1997 the Company had valued the Cancall Preferred Stock at $1,310,000. Subsequent to September 30, 1997 the Company and Cancall ( i ) agreed to rescind the licensing agreement and the sale of the ACDC units (ii) the equipment previously sold to Cancall were returned to the Company and (iii) an expense of ($764,000) was recorded.

      4) Between June through September 1996 the Company sold 30 ACDC units to a master licensee in California resulting in gross revenues of $664,000. The Company has not received payment for the units and a reserve of $374,980 (the profit for the units sold) was recorded for uncollected receivables.

      5) The Company recorded a valuation reserve ($200,000) for the Company's investment in Smartphone, a non consolidated subsidiary which sold prepaid cellular telephones.

      6) An increase in the ACDC depreciation and patent amortization rates due to technological changes in the industry.

Liquidity and Sources of Capital

      During the year ending June 30, 1999 the Company's operations used approximately $3,400,000 of cash. In order to fund its operating losses, the Company sold shares of its common stock and preferred stock in private placements.

      During the year ending June 30, 2000, the Company may be able to reduce expenses as a result of downsizing of its facilities and the reduction in personnel. Although there can be no assurance in this regard, the Company expects that during fiscal 2000 cash generated by operations, funds received from its One Medical Services licensing agreement and through the collection of long-term notes receivable will satisfy the Company's cash requirements.

      The Company does not have any available credit, bank financing or other external sources of liquidity. Due to historical operating losses, the Company's operations have not been a source of liquidity. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. During the next twelve months the Company will need capital to repay outstanding debt and fund receivables and inventory balances. In addition, during the year ending June 30, 2000, the Company expects to suffer losses, in which case the Company will need to obtain additional sources of capital in order to continue operations. There can be no assurance, however, that the Company will be successful in obtaining additional funding.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The Company's officers and directors are as follows:

      Name              Age             Position
      Mark Bennett      40       President and a Director
      Michael Malet     51       Executive Vice President and a Director
      Marvin Berger     55       Executive Vice President of Sales and Marketing
      David Breslow     55       Director
      Julio Curra       40       Director

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

      David Breslow has been a director of the Company since March 1999. Since 1996 Mr. Breslow has been the President and Executive Director of United Pharmacists Network, Inc., a corporation involved in purchasing, management and other services to pharmacies. Between 1976 and 1995 Mr. Breslow owned and managed various pharmacies in the Los Angeles, California metropolitan area.

      Julio Curra has been a director of the Company since March 1999. Since 1996 Mr. Curra has been the president of All-Line Communications, Inc., a corporation involved in telecommunication sales. Between 1987 and 1996 Mr. Curra was the president of Julio Curra & Associates, a firm also involved in telecommunication sales.

     All of the Company's officers devote substantially all of their time on the Company's business. Mr. Breslow and Mr. Curra, as directors, devote only a minimal amount of time to the Company.

    Michael Breslow and Mr. Curra are members of the Company's audit committee.

Change in Management

     In November 1997 Melvin Leiner, Darren Marks, James Caprio and Donald Marks resigned as officers and directors of the Company. David Barnhill also resigned as a director in November 1997. In November 1997 Mark Bennett was appointed President and Michael Malet was appointed Executive Vice President of the Company. Mark Bennett, Michael Malet, Chet Howard and George Pursglove remained directors of the Company. In September 1998 Cornelia Eldridge was appointed a director of the Company. In February 1999 Mr. Howard, Mr. Pursglove and Ms. Eldridge resigned as directors of the Company. In March 1999 David Breslow and Julio Curra were appointed directors of the Company.

ITEM 10.  EXECUTIVE COMPENSATION

      The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the fiscal years ended June 30, 1998 and 1999.

                                          Other Annual    Restricted   Options
    Name and        Fiscal Salary  Bonus  Compensation   Stock Awards  Granted
Principal Position   Year   (1)     (2)       (3)            (4)          (5)


Mark Bennett,        1999 $128,482    --      $8,400           --      1,015,000
President and Chief  1998 $111,350    --      $8,400       $67,500       560,500
Executive Officer
Michael Malet,      1999  $112,462            $8,400            --       925,000
Vice President      1998  $100,923    --      $8,400       $58,500       457,000

(1) The dollar value of base salary (cash and non-cash) received.
(2) The dollar value of bonus (cash and non-cash) received.
(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property. Amounts in the table represents automobile allowances.
(4) Amounts reflect the value of the shares of the Company's common stock issued as compensation for services.

      The table below shows the number of shares of the Company's Common Stock owned by the officers listed above, and the value of such shares as of June 30, 1999.

      Name                                Shares            Value

   Mark Bennett                          224,900          $218,153
   Michael Malet                         157,802          $153,068

(5) The shares of Common Stock to be received upon the exercise of all stock options granted during the fiscal years shown in the table.

Employment Contracts

      In March 1999 the Company entered into employment agreements with Mark Bennett and Michael Malet. Each employment agreement provides for the following:

1.    Term of three years.

2. Annual salary of $137,500 in the case of Mr. Bennett and $120,000 in the case of Mr. Malet.

3.    Automobile allowance of $700 per month.

4. Four weeks of paid vacations and the right to participate in any group medical, group life insurance or any other employee benefit plan that the Company may, from time to time, maintain.

5. Reimbursement for any medical, dental or optical expenses not covered by any Company group healthcare plan.

6. Disability benefits equal to the employee's salary payable to the employee for the remaining term of the employment agreement.

7. Premium payments for a $1,000,000 term life insurance policy with the beneficiary to be designated by the employee.

      In the event that there is a change in the control of the Company and the employee is terminated without cause or the employee resigns for cause then the Company is required to pay the Company a lump-sum amount equal to the employee's annual salary multiplied by 2.99. The term "resignation for cause" means there is a material change in the employee's authority, duties or activities. For purposes of the employment agreement a change in the control of the Company means: (1) the acquisition by any person of more than 15% of the Company's common stock; (2) the acquisition by any person more than 50% of the voting capital stock of any subsidiary of the Company; (3) the merger of the Company with another entity if after such merger the shareholders of the Company do not own at least 85% of voting capital stock of the surviving corporation; (4) the approval by the shareholders of the Company of a plan to liquidate or dissolve the Company; (5) the sale of substantially all of the assets of the Company; or
(6) a change in a majority of the Company's directors which has not been approved by at least two-thirds of the incumbent directors.

    If following a change in control the employee is terminated without cause, all options granted to the employee pursuant to any of the Company's incentive or non-qualified stock option plans will be fully vested.

Options Granted During Fiscal Year Ending June 30, l999 The following tables set forth information concerning the options granted, during the fiscal year ended June 30, 1999, to the persons named below, and the fiscal year-end value of all unexercised options (regardless of when granted) held by these persons. The options listed below were not granted pursuant to the Company's incentive or non-qualified stock option plans.

                                         % of Total
                                            Options
                                          Granted to   Exercise
                            Options      Employees in  Price Per   Expiration
 Name                      Granted (#)   Fiscal Year     Share        Date

Mark Bennett              1,015,000          33%        $0.82       4/16/04
Michael Malet               925,000          30%        $0.82       4/16/04

(1) The potential realizable value of the options shown in the table assuming the market price of the Company's Common Stock appreciates in value from the date of the grant to the end of the option term at 5% or 10%.

Option Exercises in Last Fiscal Year and Fiscal Year-End Values

                                                    Number of
                                                    Securities    Value of
                                                    Underlying    Unexercised
                                                   Unexercised   In-the-Money
                                                    Options at    Options at
                                                  June 30, 1999  June 30, 1999
             Shares Acquired                     Exercisable/   Exercisable/
Name         on Exercise(1)  Value Realized(2)  Unexercisable(3)Unexercisable(4)

Mark Bennett         --              --          1,575,500/--     $152,250/--
Michael Malet        --              --          1,382,000/--     $138,750/--

(1) The number of shares received upon exercise of options during the fiscal year ended June 30, 1999.

(2) With respect to options exercised during the Company's fiscal year ended June 30, 1999, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(3) The total number of unexercised options held as of June 30, 1999, separated between those options that were exercisable and those options that were not exercisable.

(4) For all unexercised options held as of June 30, 1999, the excess of the market value of the stock underlying those options (as of June 30, 1999) and the exercise price of the option.

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

      Except as disclosed elsewhere in this report no director of the Company received any form of compensation from the Company during the year ended June 30, 1999.

Stock Option and Bonus Plans

      The Company has an Incentive Stock Option Plan, Non-Qualified Stock Option Plans and Stock Bonus Plans. A summary description of each Plan follows. In some cases these three Plans are collectively referred to as the "Plans".

Incentive Stock Option Plan.

      The Incentive Stock Option Plan authorizes the issuance of options to purchase up to 1,500,000 shares of the Company's Common Stock, less the number of shares already optioned under both this Plan and the Non-Qualified Stock Option Plan. Only officers, and employees of the Company may be granted options pursuant to the Incentive Stock Option Plan.

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

Non-Qualified Stock Option Plan.

      The Non-Qualified Stock Option Plans authorize the issuance of options to purchase up to 3,000,000 shares of the Company's Common Stock less the number of shares already optioned under both this Plan and the Incentive Stock Option Plan. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by the Committee but cannot be less than the market price of the Company's Common Stock on the date the option is granted.

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

Stock Bonus Plan.

      Up to 2,400,000 shares of Common Stock may be granted under the Stock Bonus Plans. Such shares may consist, in whole or in part, of authorized but unissued shares, or treasury shares. Under the Stock Bonus Plan, the Company's employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares; provided, however, that bona fide services must be rendered by consultants or advisors and such services must not be in
connection   with  the  offer  or  sale  of  securities  in  a   capital-raising
transaction.

Other Options

      During the year ended June 30, 1999 the Company granted Mark Bennett and Michael Malet optons to purchase 1,015,000 and 925,000 shares respectively, of the Company's common stock. The options may be exercised at any time prior to April 16, 2004 at an exercise price of $0.82 per share. These options were not granted pursuant to the Company's Incentive or Non-Qualified stock option plans.

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

Summary.

      The following sets forth certain information as of September 30, 1999, concerning the stock options and stock bonuses granted by the Company pursuant to its Plans. Each option represents the right to purchase one share of the Company's Common Stock.

                        Total Shares  Shares Reserved   Shares       Remaining
                          Reserved    for Outstanding  Issued As  Options/Shares
Name of Plan             Under Plan      Options      Stock Bonus   Under Plan
------------             ----------    -------------- -----------  -------------

1998 Incentive Stock
 Option Plan             1,500,000        691,000          N/A        809,000
1996 Non-Qualified Stock
 Option Plan             1,500,000        607,000          N/A        893,000
1998 Non-Qualified Stock
 Option Plan             1,500,000             --          N/A      1,500,000
1996 and 1998 Stock
 Bonus Plan              1,500,000            N/A     1,497,625         2,375
1999 Stock Bonus Plan      900,000            N/A        46,571       853,429

Stock Bonuses

      The Company, in accordance with the terms of its Stock Bonus Plans, has issued shares of Common Stock to certain Company officers, employees and consultants. The following persons (including former officers and directors) received shares of the Company's common stock as stock bonuses:

                                    Shares Issued as Stock Bonus
    Name                   1996       1997       1998      1999       2000
    ----                   ----       ----       ----      ----       ----

Mark Bennett                                    18,750
Michael Malet                        5,000      16,250
Other employees and
 consultants as a group  461,250   111,875     174,000   710,500     46,571
                         -------   -------     -------   -------     ------
                         461,250   116,875     209,000   710,500     46,571
                         =======   =======     =======   =======     ======


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of September 30, 1999, information with respect to the only persons owning beneficially 5% or more of the outstanding Common Stock and the number and percentage of outstanding shares owned by each director and officer and by the officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of Common Stock.

                                                             Percent of
Name and Address                  Shares Owned (1)            Class (2)
----------------                     -----------------      -------------

Mark Bennett                             224,900                 1%
18001 Cowan, Suite C&D
Irvine, CA 92614

Michael Malet                            157,802                  *
18001 Cowan, Suite C&D
Irvine, CA 92614

Marvin Berger                             65,000                  *
18001 Cowan, Suite C&D
Irvine, CA  92614

David Breslow                             10,000                  *
701 N. Brand, #380
Glendale, CA  91203

Julio Curra                                   --                 --
1767 Veterans Memorial Hwy. #6
Islandia, NY  11722                      _______               ____

Officers and Directors as
  a Group (6 persons)                    462,702                 3%
                                         =======              =====

*  Less than 1%

(1) Excludes shares issuable prior to December 31, 1999 upon the exercise of options or warrants granted to the following persons.

  Name                   Options  exercisable prior to December 31, 1999
                          ----------------------------------------------

      Mark Bennett                        1,575,500
      Michael Malet                       1,382,000
      Marvin Berger                          25,000
      David Breslow                          10,000
      Julio Curra                                --

(2) Excludes any shares issuable upon the exercise of any warrants or options or upon the conversion of any promissory notes or other convertible securities.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Effective January 30, 1998 the Company issued 550,000 shares of its common stock to the shareholders of Moviebar, Incorporated and Vectorvision, Incorporated in consideration for the acquisition of a business known as "Movie Vision." Movie Vision rents video cassettes, primarily containing motion pictures, through automated dispensing units in hotels. Movie Vision currently has video cassette dispensing machines in approximately 150 hotels in the United States. For financial statement purposes, the acquisition of Movie Vision was valued at $1,100,000. Mark Bennett, the President and a director of the Company, was shareholder of both Moviebar, Incorporated and Vectorvision, Incorporated and received 55,000 shares of the Company's common stock in connection with this transaction.

      During the fiscal 1998 the Company issued 18,750 shares of its common stock to David Markowski, a former officer and director of the Company, in consideration for services provided to the Company. The Company also issued Mr. Markowski 6,250 shares of common stock pursuant to the Company's stock bonus plan.

      See "Stock Option and Bonus Plans" in Item 10 of this report for information concerning stock options and stock bonuses granted to the Company's present officers and directors.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Number          Exhibit                                         Page Number

 3.1      Certificate  of Incorporation                             (1)

 3.1.1    Amendment to Articles of Incorporation                    (3)

 3.2      Bylaws of the Company                                     (1)

 23       Consents of Accountants                                 -------

 28.1     Form of 1993 Incentive Stock Option Plan                  (1)
          and 1993 Non-Statutory Stock Option Plan

 28.2     Stock Bonus Plan                                          (2

 27       Financial Data Schedule                                 -------



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

                              FINANCIAL STATEMENTS

                   SIMS COMMUNICATIONS, INC. AND SUBSIDIARIES



                                Table of Contents

                                                                           Page

Independent Auditors' Report............................................. F - 1

Financial Statements

   Consolidated Balance Sheet............................................ F - 3

   Consolidated Statements of Operations................................. F - 4

   Consolidated Statements of Stockholders' Equity....................... F - 5

   Consolidated Statements of Cash Flows................................. F - 6

Notes to Consolidated Financial Statements............................... F - 7

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
SIMS Communications, Inc. and Subsidiaries
Irvine, California


We have audited the accompanying consolidated balance sheet of SIMS Communications, Inc. and Subsidiaries as of June 30, 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SIMS Communications, Inc. and Subsidiaries as of June 30, 1998 and the results of their operations and cash flows for the years ended June 30, 1999 and 1998 in conformity with generally accepted accounting principles.

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




                                         Ehrhardt Keefe Steiner & Hottman PC
August 19, 1999
Denver, Colorado

                   SIMS COMMUNICATIONS, INC. AND SUBSIDIARIES


                 See notes to consolidated financial statements.

                                      F - 3
                           Consolidated Balance Sheet
                                  June 30, 1999


                                     Assets
Current assets
   Cash and cash equivalents                                         $  189,772
   Restricted cash (Note 7)                                             250,000
   Accounts receivables, less allowance for doubtful
      accounts of $31,811                                               250,913
   Inventories                                                          464,074
   Prepaid expenses                                                     100,337
   Notes receivable, current portion (Note 5)                           150,000
                                                                      ----------
         Total current assets                                         1,405,096

Property and equipment, net (Note 4)                                  2,059,602
                                                                     ----------

Other assets
   Notes receivable less allowance of $575,062 (Note 5)                 241,200
   Licensing rights, net of accumulated amortization of $38,500         885,558
   Patents, net of accumulated amortization of $189,446                 327,299
   Royalty advances (Note 3)                                            515,907
   Goodwill, net of accumulated amortization of $136,070 (Note 3)       819,299
   Other                                                                120,901
         Total other assets                                           2,910,164

Total assets                                                         $6,374,862

                        Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                                  $  649,154
   Accrued expenses                                                     622,820
   Bank line of credit (Note 7)                                         250,000
   Notes payable (Note 8)                                               519,119
   Current obligations under capital leases (Note 8)                     43,432
   Dividends payable                                                     58,025
                                                                     ----------
         Total current liabilities                                    2,142,550

Long-term liabilities
   Obligations under capital lease (Note 8)                             125,706
                                                                     ----------

         Total liabilities                                            2,268,256
                                                                     ----------
Commitments and contingencies (Notes 2 and 14)

Stockholders'  equity (Notes 10, 11 and 12)
   Preferred stock,  Series A, B and C, $.001 par value,
     152,600 shares authorized - 50,000 (A), 100,000 (B),
     2,060  (C)  10,995  shares  issued  and  outstanding
     at June 30, 1999 (liquidation preference of $1,930,000)                 11
   Common stock $.0001 par value 40,000,000 shares authorized,
     16,727,506 issued and outstanding                                    1,673
   Additional paid in capital                                        31,668,851
   Accumulated deficit                                              (27,563,929)
                                                                    -----------
         Total stockholders' equity                                   4,106,606
Total liabilities and stockholders' equity                           $6,374,862

                           Consolidated Statements of Operations


                                                        Year Ended June 30,
                                                       1999             1998
                                                    ----------       ---------
Revenue (Note 13)
   Telecommunications                             $   142,672      $   446,524
   Financial processing                               625,801          147,533
   Automated movie rentals                            888,626          371,416
   Medical transaction processing                     583,777           15,478
                                                  -----------      -----------
        Total revenue                               2,240,876          980,951
                                                  -----------      -----------

Cost of services                                      697,481          523,479
                                                  -----------      -----------

Gross profit                                         1,543,395          457,472
                                                   -----------      -----------

Operating expenses
   General and administrative                        3,560,967        2,718,064
   Depreciation and amortization                     1,057,908          474,372
   Selling and marketing                             1,164,761        1,058,252
   Stock based compensation/services                 2,540,338        1,687,422
   Loss on termination of licensing and equipment            -          764,000
      agreement (Note 6)
   Research and development                                  -           32,760
   Litigation settlement (Note 14)                           -          444,300
                                                   -----------      -----------
        Total expenses                               8,323,974        7,179,170
                                                    -----------      -----------

Operating loss                                      (6,780,579)      (6,721,698)
                                                    -----------      -----------

Other income (expense)
   Interest expense                                   (337,153)        (158,263)
   Interest income                                      28,772           28,424
   Loss on write down of investment (Note 6)                 -         (200,000)
   Other                                                     -            5,526
                                                    -----------      -----------
                                                      (308,381)        (324,313)

Loss from continuing operations before income taxes (7,088,960)      (7,046,011)

Income tax benefit (Note 9)                                  -                -
                                                    -----------      ----------

Net loss from continuing operations                 (7,088,960)      (7,046,011)

Net loss from discontinued operations (Note 16)              -          (63,737)
                                                    -----------      -----------

Net loss                                             (7,088,960)     (7,109,748)

Preferred stock dividend                                 58,025               -
                                                    -----------      ----------

Net loss applicable to common shareholders          $(7,146,985)    $(7,109,748)
                                                    ===========      ===========

Basic and diluted loss per common share from
 continuing operations                              $    (0.67)     $     (1.78)
                                                    ===========      ===========


Basic and diluted loss per common share from        $        -       $     (.01)
 discontinued operations                            ===========      ===========


Basic and diluted net loss per common share         $     (0.67)     $    (1.79)
                                                     ===========     ===========

Weighted average common shares outstanding
 (Notes 11 and 12)                                   10,602,609        3,961,389
                                                    ===========      ===========

                         SIMS COMMUNICATIONS, INC. AND SUBSIDIARIES

                      See notes to consolidated financial statements.

                                           F - 4
                          Consolidated Statements of Stockholders' Equity
                                 Years Ended June 30, 1999 and 1998

                                                    Preferred Stock
                                          Series A and B        Series C        Common Stock
                                                                                                Additional
                                         Number of          Number of         Number of         Paid-in   Accumulated
                                           Shares   Amount   Shares   Amount  Shares    Amount  Capital     Deficit        Total

Balance June 30, 1997                    125,250   $   125     --    $  --   2,120,499  $ 212  15,134,683 $(13,307,196)  $1,827,824
Issuance of common stock in connection
  with acquisitions(Notes 3 and 12)           --        --     --       --     692,350     69   1,327,691           --    1,327,760
Issuance of common stock for cash
  (ranging from $.80 to $1.00) net
   offering costs of $633,421 (Note 12)       --        --     --       --   2,246,500    225   1,475,855           --    1,476,080
Issuance of  common  stock for conversion
  of notes  payable  to  investors  in
  connection with a Regulation S offering,
  net of expenses of $162,956 (Note 12)       --        --     --       --     846,827     85     936,959           --      937,044
Issuance of common stock in exchange for
  services (Note 12)                          --        --     --       --   1,015,749    102   1,696,134           --    1,696,236
Unearned compensation expense (Note 12)       --        --     --       --          --     --    (136,475)          --     (136,475)
Issuance of common stock upon conversion of
  notes payable and interest (Note 12)        --        --     --       --     506,791     50     707,039           --      707,089
Issuance of common stock upon conversion of
  former officer notes payable and accrued
  salaries (Note 12)                          --        --     --       --     230,317     23     419,174           --      419,197
Issuance of common stock in connection with
 litigation settlement (Notes 12 and 16)      --        --     --       --     300,000     30     309,270           --      309,300
Imputed value of stock option grants in
  exchange for consulting and other
  services (Note 12)                          --        --     --       --          --     --     775,902           --      775,902
Net loss                                      --        --     --       --          --     --          --   (7,109,748)  (7,109,748)
                                         -------      ---     ---      ---    ---------   ---   ----------  -----------   ----------
Balance - June 30, 1998                  125,250      125      --       --    7,959,033   796   22,646,232 (20,416,944)   2,230,209

Issuance of common stock for cash
  ranging from $.44 to $1.00 per share,
  net of $307,925 of offering costs           --       --      --       --    3,636,879   364    2,552,748          --    2,553,112
Issuance of preferred stock at $1,000 per
 share, net of $253,154 and issuance of
 common stock for offering costs              --       --   1,745        2      134,769    13    1,446,830          --    1,446,845
Issuance of common stock for services and
  equipment                                   --       --      --       --    2,607,950   261    2,340,162          --    2,340,423
Issuance of common stock for accounts payable --       --      --       --      150,700    15      123,415          --      123,430
Imputed value of stock option grants in
 exchange for consulting and other services   --       --      --       --           --    --      424,671          --      424,671
Issuance of common stock for conversion of
  notes payable,franchise deposits and
  accrued interest                            --       --      --       --    2,109,975   211    1,672,786          --    1,672,997
Issuance of common stock and warrants in
 connection with MedCard acquisition          --       --      --       --      100,000    10      461,894          --      461,904
Conversion of Preferred Stock           (116,000)    (116)     --       --       28,200     3          113          --           --
Dividend on Series C Preferred Stock          --       --      --       --           --    --           --     (58,025)     (58,025
Net loss for the year ended June 30, 1999     --       --      --       --           --    --           --  (7,088,960)  (7,088,960)
                                          ------------------------------------------------------------------------------------------
Balance - June 30, 1999                    9,250    $   9   1,745     $  2    6,727,506 $1,673  $31,668,851 $(27,563,929)$4,106,606
                                      ==========    ======  ======    ====    ========= ======  =========== ============  =========

                         SIMS COMMUNICATIONS, INC. AND SUBSIDIARIES

                         Notes to Consolidated Financial Statements


                                           F - 30
                               Consolidated Statements of Cash Flows


                                                           Year Ended June 30,
                                                          1999            1998
                                                         ------           -----
Cash flows from operating activities
   Net loss                                           $(7,088,960)  $(7,109,748)
                                                      -----------    -----------
   Adjustments to reconcile net loss to net cash
    used in operating activities
     Depreciation                                         812,816       400,552
     Amortization                                         245,092        73,820
     Imputed value of options granted for services        424,671       127,661
      and interest
     Impairment of investment                                   -        200,000
     Termination of licensing and equipment                     -        764,000
agreement
     Provision for uncollectible notes receivable         178,387       400,902
     Officer salaries converted to equity                       -       419,197
     Stock issued for services, interest, and in
      connection with litigation settlement             2,425,072     1,869,061
     Changes in assets and liabilities
       Accounts and other receivables                    (126,156)      167,832
       Inventories                                        (11,601)       51,574
       Prepaid expenses                                    (7,670)      113,193
       Royalty advances                                  (515,907)            -
       Accounts payable                                   229,526      (147,349)
       Accrued expenses                                    40,425      (103,339)
       Franchise deposits and customer deposits                 -       (11,493)
                                                       ----------     ----------
                                                        3,694,655     4,325,611
         Net cash used in operating activities         (3,394,305)   (2,784,137)
                                                       ----------    ----------

Cash flows from investing activities
   (Advances) repayments on notes receivable, net               -       (54,372)
   Acquisition costs paid, net of cash acquired          (462,154)     (424,095)
   Capital expenditures                                   (57,398)      (34,122)
   Change in other assets                                   5,851        62,664
                                                       ----------     ----------
         Net cash used in investing activities           (513,701)     (449,925)
                                                       ----------     ----------

Cash flows from financing activities
   Proceeds from issuance of long-term debt               537,892       805,459
   (Payments on) proceeds from officer advances                 -       (65,809)
   Payments under capital lease obligation               (127,216)      (10,200)
   Proceeds from issuance of common and preferred       3,999,957     2,820,781
stock, net
   Payments on long-term debt                            (326,733)     (348,191)
         Net cash provided by financing activities      4,083,900     3,202,040

Net increase (decrease) in cash                           175,894       (32,022)

Cash and cash equivalents at beginning of year            263,878       295,900
                                                       ----------    ----------

Cash and cash equivalents at end of year               $  439,772    $  263,878
                                                       ==========    ==========

Supplemental disclosure of cash flows information
     Cash paid during the year for interest was $164,167 (1999 and $169,345 (1998).

Non-cash investing and financing activities (Note 15)

Note 1 - Organization and Significant Accounting Policies

Organization

Sims Communications, Inc. and Subsidiaries was incorporated in the state of Delaware on August 15, 1991. The Company provides low cost, turnkey point-of-sale (POS) transaction automation solutions to retailers and pharmacies. These solutions include a comprehensive network of transaction processing applications using its patented, intelligent DebitLink POS terminal with custom software. Functions include processing on-line credit card and medical reimbursement approvals, processing automated home medical equipment product orders and payments, processing credit card and ATM charges and payments, cash-backs, activating prepaid phone cards, obtaining prepaid cellular phone service, securing check guarantees and authorizations and tracking customer affinity programs. Additionally, the Company rents videocassettes through its automated dispensing units. Most recently, the Company has evolved such that while the primary business is still telecommunications; the Company's telecommunications expertise and technology have been applied to the healthcare industry in general and electronic processing of medical claims, on-line insurance eligibility verification and e-commerce, specifically. And, as a means to establish and gain recognition for SIMS' new identity, the Company included in its proxy, a ballot to change the name of SIMS Communications, Inc. to MEDCOM USA, Incorporated. Upon acceptance of the proposed name change, MedCom USA's ticker symbol on The Nasdaq Stock Market will be "EMED."

Principles of Consolidation

The consolidated financial statements include the accounts of SIMS COMMUNICATIONS, Inc. and its wholly owned subsidiaries SIMS Franchise Group Inc., SIMS Communications International, Inc., Link International Technologies, Inc., New View Technologies, Inc. and JustMed.com, Inc. Additionally, the consolidated financial statements include the accounts of One Medical Service, Inc., Moviebar Company USA, Inc., and Vector Vision, Inc. since their respective date of acquisition. The financial statements also include the operations of the Company's MedCard division from the date of the acquisition of the exclusive licensing rights (Note 3). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Inventories

Inventories  consist  primarily  of  automated  video  dispensing  units,  video cassette players, movie video cassettes, debitlink terminals and other associated miscellaneous parts and equipment and are recorded at the lower of cost or market determined by the first-in, first-out method.

Property and Equipment

Property and equipment is stated at cost. Equipment under capital leases is valued at the lower of fair market value or net present value of the minimum lease payments at inception of the lease. Depreciation is provided utilizing the straight-line method over the estimated useful lives for owned assets, ranging from 5 to 7 years, and the related lease term for leasehold improvements and equipment under capital leases. Expenditures for maintenance and repairs are charged to expense as incurred.

Net loss Per Common Share

Basic earnings per share is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding. Dilutive earnings per common share is computed similarly, but also gives effect to the impact convertible securities, such as convertible debt, stock options and warrants, if dilutive, would have on net income and average common shares outstanding if converted at the beginning of the year. The Company has incurred losses in each of the periods covered in these financial statements, thereby making the inclusion of convertible securities and stock options in the 1999 and 1998 dilutive earnings per share computations antidilutive. Accordingly, convertible securities and stock options have been excluded from the calculation of dilutive earnings per share. Basic and dilutive earnings per share are the same for each period presented.

Antidilutive securities excluded from dilutive earnings per share.

         Security                 Price            Shares      Expiration Date

Stock options and warrants    $0.44 - $13.00    10,127,429     7/1999-12/2006
Convertible Preferred Stock   $1.28 - $  1.50    1,249,271         10/2001

Licensing Rights

Licensing rights capitalized in connection with the MedCard licensing agreement are being amortized over the length of the agreement of fifteen years.

Goodwill

The excess of the cost of the net tangible and identifiable intangible assets of acquired businesses is stated at cost and is being amortized over seven years.

Revenue Recognition

Revenues from the sale of equipment are recognized upon delivery of service and technology processing revenue is recognized when transactions are completed. Automated movie rental revenues are recognized at the time of rental and upon delivery of prepaid movie cards (where applicable).

Patents

Patent costs are those costs related to filing for patents and the value allocated to patents based upon the acquisition of Link Technologies and its subsidiaries. They are amortized on the straight-line basis over their expected economic life of seven years.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, receivables, accounts payable, and accrued expenses approximates fair value at June 30, 1999 because of the relatively short maturity of these instruments.

The carrying amounts of debt issued approximates fair value because interest rates on these instruments approximate market interest rates and all are classified as current maturities.

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

The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against estimated undiscounted cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, assets are adjusted to their fair values.

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

Reclassifications

Certain   accounts  in  the  June  30,  1998  financial   statements  have  been
reclassified to conform to the June 30, 1999 presentation.

Note 2 - Continued Operations

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. During the year ended June 30, 1999, the Company continued to suffer recurring losses from operations in excess of $7,000,000, resulting in an accumulated deficit of approximately $27,500,000. Subsequent to June 30, 1999, the Company has raised approximately $400,000 in private placement offerings and is continuing to look for additional equity capital. Additionally, the Company has entered into an Exclusive License Agreement with an outside party for its One Medical Services, Inc. subsidiary whereby it will receive $567,000 over the next six months and an 8% 7-year note payable in the amount of $810,000 (see Note 17). There can be no assurances however that the Company will be successful in obtaining additional equity financing, if needed, or if available on terms satisfactory to the Company, or be able to generate significant profits from the operations described above. Although the Company's common stock is currently listed on the NASDAQ Small Cap Market ("NASDAQ"), there is no assurance that the Company's stock will continue to be listed. The National Association of Securities Dealers, Inc. ("NASD") requires for continued inclusion on the NASDAQ Small Cap Market, that the Company must maintain $2,000,000 in tangible net worth and that the bid price of the Company's common stock must be at least $1.00. If delisted from NASDAQ, the Company's stock would trade in the unorganized interdealer over-the-counter market through the OTC Bulletin Board which provides significantly less liquidity than NASDAQ. Securities which are not traded on NASDAQ may be more difficult to sell and may be subject to more price volatility than NASDAQ listed securities. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Acquisitions

Moviebar Company USA, Inc. and Vector Vision, Inc.

In January 1998, the Company purchased the net assets of Moviebar Company USA, Inc. and all of the outstanding stock of Vector Vision, Inc., valued at $1,126,714 in exchange for 550,000 shares of the Company's common stock. Additionally, the Company issued options to purchase 25,000 shares of the Company's common stock at $ 2.20 per share (Notes 10 and 11). The acquired companies rent motion picture video cassettes through automated dispensing units that are located in hotels throughout the United States. The acquisition was accounted for under the purchase method of accounting.

Moviebar Company USA, Inc. and Vector Vision, Inc. (cont'd)

The aggregate purchase price has been allocated to the net assets purchased based on the fair market values at the date of acquisition, as follows:

      Cash                                                   $   6,518
      Accounts receivable                                       90,928
      Inventory                                                 24,500
      Property and equipment                                 1,127,768
      Accounts payable                                        (123,000)
                                                             ---------
                                                            $1,126,714

The common stock issued in connection with the acquisition was recorded at the market value of the stock at the date of the acquisition of $2.00 per share.

No pro forma statements of operations are presented as the effect would not be material to the Company's operations.

One Medical Services, Inc.

In June 1998, the Company purchased all of the outstanding stock of One Medical Services, Inc., ("One Medical") valued at $1,067,398 in exchange for 142,350 shares of the Company's common stock and additional consideration detailed below. Additionally, the Company issued options to purchase 187,000 shares of the Company's common stock at $ 2.00 per share (Notes 10 and 11). The Company has also agreed to issue to the former owners of One Medical up to 1,485,000 additional shares of common stock depending on the future operating results of One Medical. One Medical, has developed, in conjunction with the Company, a communications and transaction platform which allows pharmacies, insurance companies, medical providers and suppliers to process transactions through a Debit Link terminal for such items as ordering, medical reimbursement approval and payment. The acquisition was accounted for under the purchase method of accounting.

One Medical Services, Inc. (cont'd)

The aggregate purchase price has been allocated to the net assets purchased based on the fair market values at the date of acquisition, as follows:

      Cash                                               $   13,047
      Fixed Assets                                            2,282
      Contract Values                                       100,000
      Goodwill                                              952,069
                                                         ----------
                                                         $1,067,398


      Acquisition costs                                  $  443,660
      Promissory note assumed                               182,108
      Fair value of common stock and options issued         441,630
                                                         ----------
                                                         $1,067,398

The common stock issued in connection was recorded at the market value of the stock at the date of the acquisition of $1.60 per share.

No pro forma statements of operations are presented as the effect would not be material to the Company's operations.

Subsequent to June 30, 1999, the Company has licensed the One Medical Services technology to an outside party (see Note 17).

MedCard Management Systems, Inc.

In November, 1998, the Company purchased certain assets of MedCard Management Systems, Inc. of Islandia, New York ("MedCard"), along with the exclusive licensing rights to the MedCard name and the MedCard System software and network for fifteen years. The term of the agreement may be extended after fifteen years for ten successive one-year periods. The MedCard System is a comprehensive electronic processing system that consolidates insurance eligibility verification and processes medical claims and approval of credit card/debit card payments within 30 seconds. Consideration for the transaction included cash of $450,000, 100,000 shares of restricted common stock valued at $1.28 per share, which approximated market, and options to purchase 350,000 shares of common stock with an imputed value of $333,904. At June 30, 1999, licensing rights related to the agreement totaled $885,558 net of $38,500 of accumulated amortization.

MedCard Management Systems, Inc. (cont'd)

In connection with the acquisition of the licensing rights, the Company entered into a royalty agreement requiring future royalty payments based on sales (Note
14). The Company has provided additional funding related to these operations that are recorded as royalty advances. As of June 30, 1999, royalty advances totaled $515,907.


Note 4 - Property and Equipment

Property and equipment consist of the following:
                                                           June 30,
                                                             1999
   Property and equipment
      Vehicles                                           $   20,608
      Furniture and fixtures                                137,209
      Machinery and equipment                             3,497,529
      Software                                              100,450
      Less accumulated depreciation                      (1,696,194)
                                                         ----------
                                                         $2,059,602

Note 5 - Notes Receivable

The Company made advances to and entered into a joint venture agreement with Commonwealth Group International, Inc. and Frederick C. Sayle. The $150,000 note receivable bears interest at a rate of 10% per annum, with principal and interest originally payable by February 1, 1998. Additionally, the Company is entitled to 16.7% of the gross revenues from agreements with Commonwealth Group International, Inc. which include cable television and cellular communications licenses owned by CGI-UKRAINE Ltd and ASWEST, Commonwealth Group International, Inc. joint venture partners. The Company has received interest on the notes through June 30, 1999 and believes that both principal and interest are collectible at June 30, 1999.

As of June 30, 1997, the Company had sold equipment to a customer for a total sales price of $664,000. The total amount of $664,000 is payable under the terms of a note receivable which bears interest at 8.5%. Principal and interest is payable commencing by December 31, 1997 in equal monthly installments of approximately $14,000 through November 30, 2002. No payments have been received as of June 30, 1999. Accordingly, the Company has impaired the outstanding balance to $241,200, which represents the value of the underlying assets, by recording an allowance of $575,062.

Note 6 - Investments

During the year ended June 30, 1998, the Company terminated a licensing and equipment agreement with a Canadian Company that had originally been entered into in the year ended June 30, 1997 in exchange for preferred stock. The equipment was returned to the Company, the preferred stock was returned to the Canadian Company and a loss provision for $764,000 was provided for during the year ended June 30, 1998.


Note 7 - Bank Line of Credit

The Company maintains a secured revolving line of credit with a bank for up to $250,000. The balance at June 30, 1999 was approximately $250,000. The line-of-credit is secured by a restricted certificate of deposit with a balance at June 30, 1999 of approximately $250,000. The line-of-credit bears interest at 5.77% payable monthly. The line-of-credit expired June 5, 1999 and on July 13, 1999, the Company voluntarily redeemed the certificate of deposit and applied the proceeds toward repayment of the credit line principal and accrued interest in full.


Note 8 - Notes Payable and Capital Leases
                                                                     June 30,
                                                                        1999
8.0% convertible notes payable - individuals, interest
 payable quarterly, principal due at maturity date
 ranging from August 1997 to May 1998. Debt includes
 conversion  to common stock feature with conversion
 rates ranging from $1.25 to $2.50 per share.
 Currently in default                                                 94,000

Note payable -  individual,  non-interest  bearing -
 payable in monthly  installments  of $1,500 through                  37,500
 June 2000.

Note payable - franchisee, bearing interest at 10%
  principal and interest due October 31, 1999; debt
 includes  conversion  to common  stock  feature  at
 $.875 per share.                                                    317,619

Convertible  Bridge  Financing  Note - corporation,
  bearing  interest at 4%, principal and interes
  due July 28, 1999. Debt includes conversion to
 common stock feature at $.70 per share.                              70,000
                                                                    --------
Total current maturities                                            $519,119

Capital Leases

The Company leases various office equipment which are accounted for as capitalized leases. The following is a schedule of future minimum capital lease payments together with the net present value of the minimum lease obligation as of June 30, 1999.

         Year Ending June 30,

               2000                                        $68,843
               2001                                         67,818
               2002                                         67,818
               2003                                         15,797
               2004                                          3,814
                                                             -----
               Total                                       224,090
               Less interest                              (54,952)
                                                          -------
                                                          169,138
               Less current portion                       (43,432)
                                                        ---------
                                                         $125,706
                                                         ========

The assets recorded under capital leases are as follows:

        Furniture, fixtures and equipment                $162,630
        Less accumulated depreciation                     (13,379)
                                                         ---------
                                                         $149,251

Depreciation expense for equipment under capital lease was $70,418 and $14,679 for the years ended June 30, 1999 and 1998, respectively.


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

The principal temporary differences that will result in deferred tax assets and liabilities are certain expenses and losses accrued for financial reporting purposes not deductible for tax purposes until paid, depreciation for tax purposes in excess of depreciation for financial reporting purposes and the deferral of franchise costs and franchise sales revenues for financial reporting purposes which are recognized for tax purposes in the period paid. The effect of the differences outlined above generated a long-term deferred tax asset that is fully impaired because of a lack of profitable operating history. The fully impaired asset, computed at a 34 percent tax rate at June 30, 1999 was approximately $8,800,000. Accordingly, there is no net deferred tax asset reflected in the accompanying consolidated financial statements.

The differences between the federal income tax rate and the effective income tax rate as reflected in the accompanying statements of operations are:

                                                                Year Ended
                                                                  June 30,
                                                            1999          1998

Statutory federal income tax rate (benefit)               (34.0)%       (34.0)%
Valuation allowance for net operating loss                 34.0          34.0
                                                           ----          ----

Effective tax rate (benefit)                                  --%            --%

The deferred tax asset consists of the following:
                                                                  June 30,
                                                                    1999

      Total long-term deferred tax asset                         $8,800,000
      Valuation allowance
                                                                 (8,800,000)

                                                                 $       --

At June 30, 1999, the Company has approximately $26,000,000 of net operating loss carryforwards for income tax reporting purposes which expire in 2007 through 2014. During 1995, 1998 and 1999, there were transactions involving changes in ownership which restrict the utilization of net operating loss carryforwards in the future.

Note 10 - Stock Option and Bonus Plans

The Company's Incentive Stock Option Plans, Non-Qualified Stock Option Plans and Stock Bonus Plans are collectively referred to as the "Plans". The following sets forth certain information as of June 30, 1999 concerning the stock options and stock bonuses granted by the Company pursuant to the Plans. Each option represents the right to purchase one share of the Company's Common Stock.


                                   Total        Shares      Shares    Remaining
                                   Shares    Reserved for   Issued      Shares/
                                  Reserved    Outstanding   as Stock    Options
                                 Under Plan    Options       Bonus   Under Plans

1998 Incentive Stock Option Plan  1,500,000    691,000         N/A      809,000
1996 Non-Qualified Stock          1,500,000    607,000         N/A      893,000
   Option Plan
1998 Non-Qualified Stock          1,500,000         --         N/A    1,500,000
   Option Plan
1996 and 1998 Stock Bonus         1,500,000        N/A    1,497,625       2,375
   Plans
1999 Stock Bonus Plan               500,000        N/A           --     500,000

                                                          --

Incentive Stock Option Plan.

The 1998 Incentive Stock Option Plan authorizes the issuance of options to purchase up to 1,500,000 shares of the Company's Common Stock. The Incentive Stock Option Plan will remain in effect until 2008 unless terminated earlier by action of the Board. Only officers, directors and key employees of the Company may be granted options pursuant to the Incentive Stock Option Plan.

Non-Qualified Stock Option Plans

The Non-Qualified Stock Option Plans collectively authorize the issuance of options to purchase up to 3,000,000 shares of the Company's Common Stock. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plans, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price and expiration date are determined by the Committee.

Non-Qualified Stock Option Plans (cont'd)

The following is a summary of options granted:


                                 Incentive   Non-Qualified   Options and
                                  Stock         Stock         Warrants      Weighted                                Weighted Average
                                  Options      Options        Issued Not    Average     Weighted                     Exercise Price
                                    and          and          Related to    Exercise    Average      Currently         - Currently
                                  Warrants     Warrants        a Plan         Price    Fair Value   Exercisable        Exercisable
                                  --------     --------       -----------   --------   ----------   -----------       -------------

Outstanding June 30, 1997          737,250      10,000          197,015     $   5.62                   944,265               5.62
                                                                                                      --------           -------
 Options and warrants expired     (225,000)          -                -        (8.00)
 Options and warrants granted    1,556,500      250,000         745,500         2.00         1.17
                                 ---------    ---------      ----------     ---------   ---------

Outstanding June 30, 1998        2,068,750      260,000         942,515         2.64                  3,271,265              2.64
                                                                                                      ---------           -------
 Options and warrants expired            -            -               -            -
 Options and warrants granted      691,000            -       6,165,164         1.03          .69
                                  --------    ---------       ---------       -------    --------

Outstanding June 30, 1999        2,759,750      260,000       7,107,679      $  1.55                  9,360,096          $   1.60
                                 =========    =========      ==========     ========                  =========          ========




                                                                      June 30, 1999
                              --------------------------------------------------------------------------------------------------
                                             Options and Warrants Outstanding            Options and Warrants Exercisable


                                                                Weighted Average                              Weighted
                                 Number     Weighted Average   Remaining Contractual          Number           Average
                              Outstanding    Exercise Price           Life                 Exercisable      Exercise Price

Range of Exercisable Price
$ 0.44 - $ 3.00                9,065,114          1.14                3.12                   8,297,781           1.16
$ 4.00 - $ 8.00                1,011,065          4.74                3.94                   1,011,065           4.74
$10.00 - $13.00                   51,250         11.76                 .47                      51,250          11.76
                            -------------    ---------             -------                   ---------         ------
                              10,127,429          1.55                3.57                   9,360,096           1.60
                            ============    ==========            ========                 ===========         ======

Non-Qualified Stock Option Plans (cont'd)

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

The Company has adopted the disclosure-only provisions of FAS 123. Accordingly, no compensation cost has been recognized for the issuances of stock options to employees. For the years ended June 30, 1999 and 1998, employees of the Company were issued options to purchase a total of 3,281,000 and 1,806,500 shares of the Company's common stock, respectively, at rates ranging from $.81 to $13 per share expiring from September 1999 to December 2006.

Had compensation cost for the Company's issuances of stock options during the years ended June 30, 1999 and 1998 been determined based on the fair value at the date of grant consistent with the provisions of FAS 123, the Company's 1999 and 1998 net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                       June 30,

                                                 1999             1998
                                            -----------        ---------

       Net loss - as reported                $(7,088,960)    $(7,109,748)
       Net loss - pro forma                  $(9,469,523)    $(9,227,346)
       Net loss per share - as reported      $      (.67)    $     (1.79)
       Net loss per share - pro forma        $      (.89)    $     (2.33)

The Company utilizes the Black-Scholes options-pricing model to calculate the fair value of each individual issuance of options or warrants with the following assumptions used for grants during the year ended June 30, 1999; dividends yield of 0.0%; expected average annual volatility of 133.86%; average annual risk-free interest rate of 6.0%; and expected terms averaging 3 years.

Stock Bonus Plan

Up to 2,000,000 shares of Common Stock may be granted under the Stock Bonus Plan. Such shares may consist, in whole or in part, of authorized but unissued shares, or treasury shares. Under the Stock Bonus Plan, the Company's employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares; provided, however, that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. As of June 30, 1999, 1,497,625 shares of the Company's common stock have been issued under the Stock Bonus Plan.

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

In April 1995, the Company established the Series A Preferred Stock and authorized the issuance of up to 50,000 shares. Each share of series A Preferred Stock is entitled to a dividend at the rate of $1.60 per share when, as and if declared by the Board of Directors. Dividends not declared are not cumulative. Additionally, each share of Series A Preferred Stock is convertible into .20 shares of the Company's Common Stock at any time after July 1, 1999. Upon any liquidation or dissolution of the Company, each outstanding share of Series A Preferred Stock is entitled to distribution of $20 per share prior to any distribution to the holders of the Company's common stock. As of June 30, 1999, the Company has 9,250 shares of Series A Preferred Stock issued and outstanding.

In March 1996, the Company established the Series B Preferred Stock and authorized the issuance of up to 100,000 shares. Each share of series B Preferred Stock is entitled to a dividend at the rate of $.15 per share when, as and if declared by the Board of Directors. Dividends not declared are not cumulative. Additionally, each share of Series B Preferred Stock is convertible into one share of the Company's Common Stock. Upon any liquidation or dissolution of the Company, each outstanding share of Series B Preferred Stock is entitled to distribution of $1.00 per share prior to any distribution to the holders of the Company's common stock. As of June 30, 1999, all Series B Preferred shares had been converted and there were no shares outstanding.

Preferred Stock (cont'd)

In November, 1998, the Company's board of directors amended the original certificate of designation for its Series C Preferred Stock ("Series C") and authorized the issuance of up to 2,060 shares. Each share of the Series C Preferred Stock is entitled to a dividend at the rate of $.06 per share and has a stated value of $ 1,000 per share. Dividends on all shares of the Series C Preferred Stock shall begin to accrue and accumulate from the date of issuance. Additionally, each share of Series C Preferred Stock is convertible into shares of the Company's Common Stock at an adjustable conversion rate. Upon any liquidation or dissolution of the Company, each outstanding share of Series C Preferred Stock is entitled to distribution of the stated amount per share prior to any distribution to the holders of the Company's common stock. From November, 1998 to January, 1999, the Company sold 1,700 shares of its 6% Series C Preferred Stock to a group of institutional investors for $1,700,000 net of $253,154 in offering costs. For each preferred share, the Company will issue warrants on certain dates. The warrants entitle the holder to purchase common stock at prices ranging from $1.27 to $1.50 per share. While the Company has the right to redeem the preferred shares at any time; the redemption price varies from 110% to 125% of face value depending on the redemption date. In connection with the preferred stock sales, the Company issued 45 shares of preferred, 14,769 shares of common and 37,500 warrants to purchase common at prices ranging from $1.27 to $1.50 per share to the placement agent. In addition, the Company issued 120,000 shares of common stock to the investment banking group and 200,000 warrants to purchase common stock at prices of $2.50 to $5.00 per share. The dividend attributable to the Series C preferred stock was $58,025 at June 30, 1999.

For the years ended June 30, 1999 and 1998, the Company did not declare any dividends.

Equity Transactions

During the year ended June 30, 1999, the following equity transactions occurred:

The Company sold 3,636,879 shares of common stock at prices ranging from $.44 to $1 per share in private placements raising $2,553,112 net of $307,925 in offering costs.

The Company issued 2,141,800 shares of its common stock for $1,908,978 of services and equipment received

The Company issued 150,700 shares of its common stock for $123,430 for services previously rendered.

The Company issued 2,109,975 shares of its common stock in order to convert $1,672,997 worth of long-term debt, notes payable, franchisee deposits and accrued interest into stockholders' equity.

Equity Transactions (cont'd)

The Company issued 466,150 shares of its common stock valued at $431,445 to its employees under the Company's Stock Bonus Plan.

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

The Company issued options to purchase 150,000 shares of its common stock at $.59 per share to a company retained as its investment banker in connection with any future offerings. As no such offering took place, the imputed value of the options, $77,730, has been charged to stock based compensation at June 30, 1999.

The Company issued options to purchase 50,000 shares of its common stock at $1.50 per share in connection with a loan advanced to the Company by an individual. The imputed value of the options, $40,101, has been charged to interest expense during the year ended June 30, 1999.

The Company issued options to purchase 420,000 shares of its common stock at rates ranging from $.82 to $2.50 per share. These options expire September, 2001. $306,840 of expense has been recognized based on imputed values ranging from $.61 to $1.50 per option.

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

Equity Transactions (cont'd)

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

Note 12 - Stock Splits

In February 1998, the Company declared a 1 for 4 reverse stock split. Accordingly, all weighted average share, per share and option information throughout the consolidated financial statements has been restated to reflect these split.

Note 13 - Business Segments

The Company has four reportable segments: telecommunications, financial processing, automated movie rentals and medical transaction processing. The telecommunications segment is responsible for the sales and processing of cellular telephone activations and rentals, prepaid cellular phone cards and other telecommunications related services. The financial processing segment has developed, in conjunction with the Company's intelligent "Debit Link" system, a monetary transaction processing platform that eliminates the need for ATM's used primarily in major fast food chains. The automated movie rentals segment rents videocassettes through automated dispensing units in hotels, primarily located in the states of Florida and California. The medical transaction processing segment has developed, in conjunction with the Company's intelligent "Debit Link" system, a communications and transaction processing platform which allows pharmacies to access on-line credit card and medical reimbursement approval and automated product ordering and payment. This segment also includes the MedCard System, a comprehensive electronic processing system that consolidates insurance eligibility verification and process medical claims and approval of credit card/debit card payments within 30 seconds. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company's reportable segments are strategic business units that offer different products and services.

They are managed separately because each business requires different technology and marketing strategies.

Operating results and other financial data are presented for the four reportable segments of the Company for the years ended June 30, 1999 and 1998. Net revenue includes sales to external customers within that segment. There are no significant transfers between segments. Cost of goods sold includes costs associated with net revenue within the segments. Depreciation and amortization includes expenses related to depreciation and amortization directly allocated to the segment. Segment income (loss) does not include general and administrative expenses, other income (expense) items or income taxes. Identifiable assets are those assets used in segment operations, which consist primarily of cash, receivables, inventory, prepaid expenses, machinery, equipment, licensing rights and goodwill. Corporate assets are principally patents.




                      Tele-                    Automated     Medical
                     Communi-     Financial      Movie     Transaction    Corporate
                     cations     Processing      Rental     Processing    and Other    Consolidated

June 30, 1998:

Net revenues       $  446,524    $ 147,533      $ 371,416    $  15,478     $      -      $ 980,951

Cost of services   $  245,468    $ 128,133      $ 145,040    $   4,838     $      -      $ 523,479

Depreciation and
 amortization      $  245,700    $      -       $  94,058    $       -     $134,614      $ 474,372

Segment profit
 (loss)            $  (44,644)   $  19,400      $ 132,318    $  10,640    $(134,614)     $ (16,900)

Identifiable
  assets           $2,224,685    $ 467,962     $1,450,122   $1,058,714     $401,268     $5,602,751

June 30, 1999:

Net revenues       $  142,672    $ 625,801      $ 888,626    $ 583,777     $     -      $2,240,876

Cost of services   $   86,252    $ 236,517      $ 243,512    $ 131,200     $     -      $  697,481

Depreciation and                                              $ 136,458
 amortization      $  504,686    $ 117,768      $ 223,839                  $ 75,157     $1,057,908

Segment profit
  (loss)           $ (448,266)   $ 271,516      $ 412,275     $ 316,119    $(75,157)    $  476,487

Identifiable
 assets             $1,812,851   $ 573,362     $1,197,108    $2,464,242    $327,279     $6,374,862



Note 14 - Commitments and Contingencies

Operating Leases

The Company leases administrative offices and warehouse locations under noncancelable operating leases in California and Florida. The minimum annual rent generally increases each year by an amount based in the Consumer Price Index. The Company is also generally responsible for paying its portion of the common area maintenance, real estate taxes and insurance expenses. Additionally, the Company also leases various office equipment under noncancelable operating leases with terms up to 5 years. Rental expense for the years ended June 30, 1999 and 1998 was $279,550 and $113,275, respectively.

Operating Leases (cont'd)

Future minimum lease commitments at June 30, 1999 are as follows:

           Year Ending June 30,

                 2000                                    $  287,000
                 2001                                       238,000
                 2002                                       236,000
                 2003                                       192,000
                 2004                                       119,000
                 Thereafter                                 105,000
                                                         ----------
                                                         $1,177,000

Employment Agreements

The Company has entered into three-year employment agreements with its two most senior officers. The agreements entitle the officers to an annual salary of $137,500 and $120,000, respectively. As additional compensation, each officer is entitled to receive an incentive bonus computed based upon annual Company revenues from operations and is entitled to other benefits, including such items as an automobile allowance, health and life insurance, vacation and sick pay benefits.

The Company has also entered into a three year employment agreement with an officer of a subsidiary of the Company commencing on June 1, 1998. The officer is entitled to a salary of $96,000 per year. As additional compensation, the officer is entitled to receive incentive bonus stock options computed based upon annual performance criteria and is entitled to other benefits, including such items as an automobile allowance, health and life insurance, vacation and sick pay benefits. As part of an Exclusive Licensing Agreement with an outside party dated July 20, 1999, the Company and the executive terminated this employment agreement (Note 17).

Additionally, the Company has entered into three year employment agreements with another officer and three key employees. These agreements amount to a total of $259,000 in base compensation. In connection with these agreements, 43,274 shares of the Company's common stock and options to purchase up to 44,000 shares of the Company's common stock at rates ranging from $1.00 to $2.00 were issued. These agreements are automatically renewable for a period of two years after the third anniversary date. As additional compensation, each individual is entitled to receive an incentive bonus computed based upon annual performance criteria as determined in the applicable agreements and is entitled to certain other benefits, including such items as an automobile allowance, health and life insurance, vacation and sick pay benefits. Two of the agreements entitle the individual to additional compensation of $ 92.50 for each POS transaction automation terminal placed in service or sold. Effective June 10, 1999, the Company and the three key employees terminated the employment agreements.

Royalty Agreement

In connection with the acquisition of the licensing rights of MedCard (Note 3), the Company entered into a royalty agreement with the licensor. The Company will pay the licensor 25% of monthly revenues, less direct costs, generated by the licensed software. Royalties on net revenues in excess of $1,000,000 per month shall be paid at 10% instead of 25%. The agreement requires the Company to advance $550,000 of royalty fees payable to the licensor and then retain as a credit 40% of the future monthly royalty payments until the advance is offset in full.

The Company has entered into an agreement with Telemac, Inc., the developer of the software for real time billing. This agreement provides for the Company to pay Telemac 7% of gross receipts based on cellular telephone rentals.

Additionally, the Company has an agreement with an individual requiring payments based upon the net profits of Cellex Communications, Inc. (Cellex). 20% of Cellex's net profits are to be remitted to this individual pursuant to the terms of the agreement. As of June 30, 1998, Cellex has remitted $22,818 in profit participation payments to this individual. Effective December 1997, the Company discontinued the operations of Cellex (Note 16). As of June 30, 1999, no monies had been remitted for profit participation for the current year.

Consulting Agreements

The Company has entered into various consulting agreements with outside consultants. These agreements entitle the consultant to issuances of common stock and options as well as cash compensation in exchange for consulting services relating to such things as raising additional debt and equity capital, sales development, investor and public relations and general strategic business consulting. For the year ended June 30, 1999, the Company issued 2,123,300 shares of common stock and options to acquire 360,000 shares of common stock at rates ranging from $.82 to $2.00 per share in exchange for consulting services valued at $2,134,296. As of June 30, 1999, 75,000 shares remained payable pursuant to the terms of two of the consulting agreements. No other outstanding obligations existed as of June 30, 1999 pursuant to the terms of the remaining consulting agreements. For the year ended June 30, 1998, the Company has issued 483,551 shares of common stock and options to acquire 100,000 shares of common stock at rates ranging from 1.00 to 5.00 per share in exchange for consulting services valued at $ 1,029,412.

Litigation

During the year ended June 30, 1998, an action was brought against subsidiary, Vector Vision, Inc. The litigation alleged the former employee was owed approximately $80,000 in un-reimbursed expenses and monies advanced to the company. The Company settled the matter for approximately $50,000. As security for the settlement, the Company gave the individual a collateral assignment of revenue generated from a location using the Company's automated movie rental system as well as related equipment and agreed to have a judgment of $80,000 entered against them should they default in payment. As of June 30, 1999, the Company owed $8,000 to the former employee under the settlement agreement; this amount is included in accrued expenses.

During February 1998, the Company reached a settlement with a former master license holder (the "license holder") for Holland, Belgium and Germany. The Company issued 300,000 shares of common stock valued at $309,300 and agreed to pay $135,000 in cash, resulting in a special charge of $424,300. At June 30, 1998, $90,000 was due to license holder and included in accrued expenses. During the fiscal year ended June 30, 1999, the Company made $15,000 in payments to the license holder in accordance with the settlement agreement. On April 7, 1999, the license holder converted the balance of the amount due ($75,000) into 70,755 shares of the Company's common stock (see Note 11).

Additionally, in the fiscal year ended June 30, 1998, a franchisee demanded that the Company repurchase his franchises for approximately $1,000,000 or a suit for breach of the franchise agreement would be filed. On February 19, 1999, the Company negotiated a settlement with the franchisee whereby the Company issued 571,429 shares of common stock to satisfy $500,000 of the franchisee's deposit liability (see Note 11). In addition, the Company issued a 10% Promissory Note for $317,619 in favor of the franchisee due October 31, 1999 (see Note 8).

A suit has been filed against the Company by a former employee for damages totaling $200,000. Management believes the claim is without merit and has filed a counterclaim against the plaintiff charging criminal wrongdoing.

The Company is also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

Note 15 - Statements of Cash Flows

During the year ended June 30, 1999:

The  Company   acquired   $860,810  of  fixed  assets  through  capital  leases,
satisfaction of notes receivable and for stock.

The  Company  accrued  dividends  payable of  $58,025 on the Series C  Preferred
Stock.

The Company incurred various noncash transactions in connection with the acquisition of the MedCard licensing rights (Note 3).

The Company converted $500,000 of franchise deposits, $1,068,348 of convertible notes and interest payable and $123,430 of accounts payable into 2,260,675 shares of common stock.

The Company converted $327,661 of franchise deposits into notes payable.

The Company converted 116,000 shares of Series A and B Preferred Stock into 21,950 shares of common stock.

The Company sold $635,237 of fixed assets by transferring the related capital leases to the acquiring entity.

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

Note 16 - Discontinued Operations

Effective December 1997, the Company decided to discontinue the operations of Cellex communications Inc., which provided cellular activation and prepaid cellular time services. The Company expects no additional revenues or expenses and has no material remaining assets or liabilities. For the years ended June
30, 1999 and 1998, there was a loss on the disposal of the segment and the discontinued operations resulted in a charge of $63,737.

Note 17 - Subsequent Event

On July 20, 1999, the Company entered into an agreement with a corporation for the exclusive licensing rights to market the One Medical Service system. The Company received $200,000 upon execution of the document and will receive an additional $367,000 over the following six months. The Company also received a 7-year 8% unsecured note receivable as part of the transaction. The note shall be paid off by monthly royalty payments to the Company and other scheduled payment amounts over its term. The corporation also agreed to assume more than $200,000 of the Company's accounts payable related solely to inventory and to take financial responsibility of the day-to-day operations and overhead.

                                   SIGNATURES


    In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of October, 1999.

                                       SIMS COMMUNICATIONS, INC.

                                       By  /s/  Mark Bennett
                                          Mark Bennett, President

                                       By /s/ Ian Hart
                                          Ian Hart, Principal Financial Officer
                                          and Chief  Accounting Officer

         In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                            Title                    Date

 /s/ Mark Bennett
Mark Bennett                        Director          October 8, 1999

 /s/ Michael Malet
Michael Malet                       Director          October 8, 1999

 /s/ David Breslow
David Breslow                       Director          October 8, 1999


Julio Curra                         Director

                                   FORM 10-KSB

                                   (EXHIBITS)

                            SIMS Communications, Inc.
                             18001 Cowan, Suites C&D
                                Irvine, CA 92614