Form 10QSB
period 1999-09-30
SIMS COMMUNICATIONS INC
filed 1999-11-17
CIK 907127

SECURITIES AND EXCHANGE COMMISSION
                                    Washington, DC 20549

                                        FORM 10-QSB

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30,1999

Commission File Number:  0-25474

                                  MEDCOM USA, INCORPORATED

                   (Exact name of registrant as specified in its charter)

             Delaware                                               65-0287558
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

                                           SIMS COMMUNICATIONS, INC.
                    (Former name, former address and former fiscal year,
                               if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes X_ No____

As of November 12, 1999 the Company had 19,882,907 shares of Common Stock issued and outstanding.




                                     Page 1 of 17 Pages

Part  1.    Financial Information

Item 1.           Index to Financial Statements

MEDCOM USA, INCORPORATED
CONSOLIDATED FINANCIAL STATEMENTS                            Page

Consolidated Balance Sheets at
      September 30, 1999 and June 30, 1999                              3-4

Consolidated Statements of Operations for the Three Months
      Ended September 30, 1999 and 1998                                   5

Consolidated Statement of Cash Flows for the
      Three Months Ended  September 30, 1999 and 1998                     6

Consolidated Statement of Stockholders' Equity
      for the Three Months Ended September 30, 1999                       7

Notes to Consolidated Financial Statements.                             8-13

Management's Discussion and Analysis  of
      Financial Condition and Results of Operations.                   14-15

Part II                                                                  16

Signatures                                                               17

MEDCOM USA, INCORPORATED AND SUBSIDIARIES
   CONSOLIDATED BALANCE SHEETS

                                                      SEPTEMBER 30,    JUNE 30,
                                                          1999         1999
                        ASSETS
CURRENT ASSETS

  Cash and cash equivalents                           $26,906        $189,772
  Restricted cash (Note 2)                                 --         250,000
  Accounts receivable, less allowance for
     doubtful accounts of
      $28,879                                         307,751         250,913
  Inventories (Note 5)                                430,297         464,074
  Prepaid expenses and other  current assets          103,979         100,337
  Notes receivable, current portion  (Note 5)         495,000         150,000
                                                      -------         -------

         Total Current Assets                       1,363,933       1,405,096

PROPERTY AND EQUIPMENT,

  Property & Equipment net of accumulated
    depreciation of $1,889,798 at September
    30, 1999 and $1,696,194 at June 30, 1999        2,149,185       2,059,602

OTHER ASSETS
 Notes receivable, less allowance of $575,062         965,700         241,200
 Licensing rights, net of accumulated amortization    870,153         885,558
 Patents, net of accumulated amortization             310,594         327,299
 Royalty advances                                     555,880         515,907
 Goodwill, net of accumulated amortization            546,580         819,299
 Other                                                103,044         120,901
                                                      -------         -------

         Total Other Assets                         3,351,951       2,910,164

         Total Assets                              $6,865,069      $6,374,862
                                                   ==========      ==========









                 See notes to consolidated financial statements

MEDCOM USA, INCORPORATED AND SUBSIDIARIES
   CONSOLIDATED BALANCE SHEETS
                                                   SEPTEMBER 30,     JUNE 30,
                                                      1999             1999
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable (Note 5)                           $517,922      $649,154
  Accrued expenses                                     538,134       622,820
  Borrowing under bank line of credit (Note 2)              --       250,000
  Current portion of capitalized lease obligations
     (Note 4)                                           45,958        43,432
  Current portion of long term debt  (Note 3)          458,619       519,119
  Current portion of deferred revenue (Note 5)          48,000            --
  Dividends payable                                     84,092        58,025
                                                    ----------      --------

        Total Current Liabilities                    1,692,725     2,142,550

LONG TERM LIABILITIES
 Capitalized lease obligations (Note 4)                109,958       125,706
 Deferred revenue (Note 5)                             754,500            --
                                                       -------      --------

        Total Long Term  Liabilities                   864,458       125,706
                                                       -------       -------

        Total Liabilities                            2,557,183     2,268,256
                                                     ---------     ---------

STOCKHOLDERS' EQUITY (Note 7)
  Preferred stock, Series A, B and C  $.001 par
      value, 152,600 shares authorized - 50,000
      (A), 100,000 (B)  and 2,060 (C), 10,845
      shares issued and outstanding at September 30,
      1999 (liquidation preference of $1,927,000)           11            11

Common stock  $.0001 par value 40,000,000  shares
      authorized: shares issued and outstanding -
      17,635,639 and 16,727,506 at September 30,
      1999 and June 30, 1999, respectively               1,764         1,673
Additional Paid In Capital                          32,766,209    31,668,851
Accumulated Deficit (Note 6)                       (28,460,098)  (27,563,929)
                                                  ------------   ------------

        Total Stockholders' Equity                   4,307,886     4,106,606
                                                    ----------    ----------

Total Liabilities and Stockholders' Equity         $6,865,069     $6,374,862
                                                   ==========     ==========







                 See notes to consolidated financial statements

MEDCOM USA, INCORPORATED AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three Months Ended September 30, 1999 and 1998

                                                          SEPTEMBER 30,
                                                      1999          1998
Revenues
  Intelligent Vending Machines (Note 8)            $295,493      $338,411
 Medical Transaction Processing (Notes 5 and 8)     872,481        39,045
                                                  ---------     ----------
Total Revenues                                    1,167,974       377,456

Cost of Services                                    283,064       146,508
Gross Profit                                        884,910       230,948

Operating Expenses
  General and Administrative                        780,921       916,576
  Depreciation and Amortization                     518,070       221,887
  Selling and Marketing                             135,160       365,275
  Equity Based Compensation/Services (Note 7)       293,911       293,762
                                                    -------       -------

 Total Expenses                                   1,728,062     1,797,500
                                                  ---------     ---------

Operating Loss                                     (843,152)   (1,566,552)

Other income (expense)
  Interest income                                     6,020         6,859
  Interest expense (Note 7)                         (30,570)      (48,045)
                                                   --------       --------
                                                    (24,550)      (41,186)

Loss before income taxes                           (867,702)   (1,607,738)
Income tax provision                                  2,400            --
                                                 ----------    -----------

Net Loss                                          ($870,102)  ($1,607,738)
Preferred Stock Dividend                            (26,067)           --
                                                 ===========   ===========
Net loss applicable to common stockholders        ($896,169)  ($1,607,738)
                                                ============  ============

Basic and diluted net loss per share                 ($0.05)       ($0.17)

Weighted Average Common Shares Outstanding       17,166,025     9,443,900







                 See notes to consolidated financial statements

MEDCOM USA, INCORPORATED AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                           SEPTEMBER 30,
                                                        1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                          ($870,102)   ($1,607,738)
   Adjustments to reconcile net loss to net cash
   used in operating activities
      Depreciation and Amortization                    518,070        221,887
      Imputed value of warrants granted for
      services and interest                            160,646         64,804
          Stock issued for services                    133,265        283,645
           Changes in assets and liabilities:
            Inventories                                 33,777         11,568
            Accounts receivable                        (56,838)          (457)
            Prepaid Expenses and Other Current Assets   (7,704)      (103,845)
             Notes receivable                         (259,500)            --
             Accounts Payable  and Accrued Expenses   (113,779)       (46,225)
             Royalty advances                          (39,973)            --
             Deferred Revenue                        (   7,500)            --
                                                     -------------------------

NET CASH USED IN OPERATING ACTIVITIES                 (509,638)    (1,176,361)

CASH FLOWS FROM INVESTING ACTIVITIES

        Acquisition costs paid                              --         (3,300)
        Capital expenditures                           (79,458)      (227,667)
        Change in other assets                              --          5,397
                                                       -------        -------
NET CASH (USED IN) INVESTING ACTIVITIES                (79,458)      (225,570)

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of long-term debt        10,000             --
        Payments on debt                              (251,500)      (100,691)
        Payments on obligations under capital leases   (13,222)        (3,257)
        Proceeds from capital leases                        --        369,060
        Net proceeds from issuance of common stock     430,952      1,214,625

NET CASH PROVIDED BY FINANCING ACTIVITIES              176,230      1,479,737

NET INCREASE (DECREASE) IN CASH                       (412,866)        77,806

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       439,772        263,878
                                                       -------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 26,906       $341,684
                                                      ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
    Cash paid during the period for interest          $    778       $ 42,585



                 See notes to consolidated financial statements

MEDCOM USA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 1999

                                PREFERRED STOCK  SUBSCRIBED
                                  SERIES A           SERIES C           COMMON STOCK
                             NUMBER             NUMBER                NUMBER           ADDITIONAL     ACCUMU-
                               OF                 OF                    OF               PAID IN       LATED
                             SHARES    AMOUNT   SHARES    AMOUNT      SHARES    AMOUNT   CAPITAL      DEFICIT        TOTAL

Balance  - June 30, 1999      9,250    $   9    1,745     $   2    16,727,506  $1,673  $31,668,851 ($27,563,929)   $4,106,606

Net loss -3 months ended
   September 30, 1999                                                                                  (870,102)     (870,102)

 Issuance of common stock for
  cash at  $.82 per share, net of
   $16,728 of  expenses                                               545,951      55      430,897                    430,952

Issuance of common stock in
 exchange for preferred stock  (150)                                      600

Issuance of common stock for
   services and equipment                                             182,500      18      140,193                    140,211

Issuance of common stock for
   accounts payable                                                    84,571       8       89,645                     89,653

Imputed value of stock warrant
  grants in exchange for consulting
   services and other items                                                                354,656                    354,656

Dividend on Series C Preferred stock                                                                    (26,067)      (26,067)

Issuance of common stock for
  conversion of notes payable
  and accrued interest         _____    ______     _____     ______     94,511      10       81,967                     81,977
                                                                        ------   ------  ----------   -----------    ---------
Balance - September 30, 1999  9,100    $     9    1,745     $    2  17,635,639   $1,764 $32,766,209  ($28,460,098)  $4,307,886
                              =====    =======    =====     ======  ==========   ====== ===========   ===========   ==========

                 See notes to consolidated financial statements

                           MEDCOM USA AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 1 - Organization and Significant Accounting Policies

Organization

MedCom USA, Incorporated (the Company) was incorporated in Delaware on August 15, 1991. The Company was incorporated under the name of Sims Communications, Inc. and its name was changed to MedCom USA, Incorporated in October 1999. Although the Company was formed as a communications equipment company, the Company recently changed its primary business focus to the health care industry. Services provided by the Company include on-line insurance eligibility verification, electronic processing of medical claims and e-commerce. The Company also rents motion pictures through automated videocassette dispensing units.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB.

Principles of Consolidation

The consolidated financial statements includes the accounts of MedCom USA, Incorporated and its wholly owned subsidiaries: Sims Franchise Group, Inc., Sims Communications International, Inc., JustMed.com, Inc. and Link Technologies Inc. and its wholly owned subsidiaries New View Technologies, Inc., Link Dispensing Systems, Inc., and Southeast Phone Card, Inc. The consolidated financial statements also include the accounts of One Medical Services, Corp., Movie Bar Company USA and Vector Vision Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Goodwill

The excess of the cost of the net tangible and identifiable intangible assets of acquired businesses is stated at cost and a portion is being amortized in conjunction with the recognition of related licensing income and the balance is over seven years.

Revenue Recognition

Rental revenue is recognized at the time of the movie rental. Revenues from the sale of equipment are recognized upon delivery and service revenue is recognized when work is completed.

Patents

Patent costs are those costs related to filing for patents and the value allocated to patents based upon the business acquisition of Link Technologies and subsidiaries. They are amortized on a straight-line basis based on the expected useful life of seven years.

Note 2 - Bank Line of Credit

The Company had a secured revolving line of credit with a bank for up to $250,000. The line of credit arrangement was terminated during the quarter ended September 30, 1999. The balance at June 30, 1999 was $250,000. The line of credit was secured by a restricted certificate of deposit with a balance at June 30, 1999 of $250,000. Interest on the line was at 5.77% per annum, payable monthly.

Note 3 - Notes and Loans Payable

A detailed listing of debt at September 30, 1999 is as follows

8% Convertible note payable,  principal due May, 1998
Debt includes  conversion to common stock feature with
conversion  rates  ranging from $1.25 per share.
Currently in default.                                                 $25,000

Note payable - $10,000 principal, interest at 6%, due
on demand                                                              10,000

Note payable - non-interest bearing, payable in monthly
installments of $1,500 through June, 2000                              36,000

Convertible bridge financing note -bearing interest at 4%,
principal and interest due on July 28, 1999.  Debt includes
conversion to common stock feature at $.70 per share.  Currently
in default                                                             70,000

Note Payable - franchisee,  bearing interest at 10%,
principal and interest due in full on October 31, 1999;
debt includes conversion to common stock feature at
$.875 per share                                                       317,619
                                                                      -------

            Total current maturities                                  $458,61
                                                                      =======

Note 4 - Capitalized Lease Obligations

The Company leases various equipment, under leases, which are accounted for as capitalized leases. The leases bear interest at 12-18% and are payable in monthly installments. At September 30, 1999, the Company owed $155,916 of which $45,958 represents the current portion. The terms for the leases vary from 48 to 60 months and the leases are collateralized by the underlying equipment.

Note 5 - License and Other Agreements

On July 20, 1999, the Company licensed the exclusive rights to market the One Medical Service system to an unrelated corporation. The Company received $300,000 during the quarter ended September 30, 1999 and is scheduled to receive an additional $267,000 during the remainder of the current year, of which $83,500 was received during October 1999. The Company also received a 7-year, 8% unsecured note receivable in the amount of $810,000 as part of the transaction. The note will be paid by monthly royalty payments due the Company and other scheduled payment amounts over its term. These amounts will be recognized as income as the royalties are earned. The corporation also agreed to assume approximately $200,000 of the Company's inventory and related accounts payable. The inventory is being released to the corporation as requested at which time the corporation pays the related accounts payable. The corporation acquired approximately $31,000 of this inventory during the quarter ended September 30, 1999 and purchased an additional $63,000 of the inventory during October 1999.

In November 1998, the Company purchased certain assets of MedCard Management Systems, Inc., along with the exclusive licensing rights to the MedCard name and the MedCard System software and network. The Company has agreed to fund the operations of MedCard Management Systems, Inc. during its initial operations, while the customer base is being expanded and while the on-line version of the system is being developed. The Company assumed approximately $250,000 of such expenses of MedCard during the quarter ended September 30, 1999. These expenses are included in general and administrative, and selling and marketing expenses in the accompanying consolidated statements of operations.

Effective July 1999, the Company entered into an agreement with Medcard Management Systems, Inc, whereby Medcard assigned the revenues to its wholly owned subsidiary, Suffolk County Medical Economics (SBME), in exchange for the Company's agreement to reimburse Medcard for SBME's expenses. Any profits earned by SBME will be allocated between the Company and SBME based upon a predetermined formula. The Company recognized $172,567 of income related to this agreement during the quarter ended September 30, 1999 and a comparable amount of expense which was included in cost of sales for the period. Pursuant to the terms of the agreement with SBME, the Company was not entitled to any of SBME's profits during the quarter ended September 30, 1999.

Note 6 - Continuing Operations

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. In prior years, the Company had been in the development stage and did not begin earning significant revenues until the middle of fiscal year ended 1994. During the years ending June 1995, through June 1999, the Company continued to suffer recurring losses from operations. In fiscal year ended June 30, 1995, the Company completed an initial public offering for $5.2 million. In subsequent periods, the Company raised additional capital to help fund its operations through the sale of its securities in private placements. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. See the Company's Form 10-KSB for the year ended June 30, 1999.

Note 7 - Stockholders' Equity

During the quarter ended September 30, 1999, the following equity transactions occurred:

The Company issued 545,951 shares of common stock at $.82 per share in a private placement raising $430,952 net of $16,728 in offering costs. The Company also issued a five-year warrant to purchase 109,190 shares of common stock at $1.12 per share, with a cost of $69,528, based upon an imputed value of $.64 per share.

The Company issued 600 shares of common stock for the conversion of 300 shares of Series A preferred stock.

The Company issued 182,500 shares of its common stock for $140,211 of services and equipment received.

The Company issued 84,571 shares of its common stock in payment of $89,653 of previously existing accounts payable.

The Company issued 94,511 shares of common stock in payment of $81,977 of notes payable and accrued interest.

The Company issued a five-year warrant to purchase 100,000 shares of its common stock at $1.25 per share in exchange for developmental services, with a capitalized software development cost of $56,224, based upon an imputed value of $.56 per share. Additionally, the Company issued warrants to purchase 136,334 shares of common stock at prices ranging from $.70 to $1.00 per share to the holders of the Series C preferred stock and a certain note holder. The warrant to purchase 20,000 of the shares expires in July 2002 and the balance expires in July 2004. $77,184 of expense has been recognized as stock based compensation/services on the accompanying statements of operations, based on imputed values ranging from $.52 to $.81 per warrant.

The Company issued warrants to purchase 550,000 shares of the common stock of its wholly owned subsidiary, JustMed.com, Inc. at $5.00 per share in exchange for services and capitalized software development costs. The warrants expire in three years. Warrants for the purchase of 450,000 of the Justmed.com shares may, at the option of the warrant holder, be exercised for 650,000 shares of the Company's common stock at an exercise price equal to 125% of the closing price of the Company's common stock at the date of conversion. The value of these warrants, which was based upon the value of the underlying services provided, was determined to be $221,248, based upon imputed valued ranging from $0.19 to $0.58 per share. The Company also issued to the originator of the JustMed.com concept an additional four-year warrant to purchase 1,000,000 shares of JustMed.com's common stock at $2.00 per share No value is ascribed to this warrant as no significant services were rendered and the value is not determinable.

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

The Company has adopted the disclosure-only provisions of FAS 123. Accordingly, no compensation cost has been recognized for the issuances of stock options to employees. The Company did not issue any stock options to employees of the Company during the quarter ended September 30, 1999.

Note 8- Business Segments

The Company has two reportable segments: intelligent vending machines and medical transaction processing. The intelligent vending machines segment include telecommunications, automated movie rentals and financial transaction processing. These components were previously considered separate segments, however, they are now combined to reflect the Company's new and increased emphasis in the health care segment of the business. Telecommunications include cellular telephone rentals, the sale of prepaid phone cards and other telecommunications related services. The automated movie section rents videocassettes through automated dispensing units in hotels, primarily Florida and California. The medical transaction segment includes insurance claim verification and processing, the One Medical licensing revenue and other related income. The medical transaction processing segment utilizes a communication and transaction processing terminal which allows on-line verification of health insurance and the processing of medical claims with various health insurance providers.

Operating results and other financial data are presented for the two reportable segments of the Company for the three months ended September 30, 1999 and 1998. Results for the three months ended September 30, 1998 have been combined into the two segments to reflect the current method of operations. Net revenue includes sales to external customers within the segment and related licensing revenue. Cost of services includes costs associated with net revenue within the segments. Segment income (loss) does not include general and administrative expenses, other income (expense) items or income taxes. Identifiable assets for each operating segment consist of receivables, inventory, prepaid expenses, net machinery and equipment and goodwill. Corporate assets are cash, patents and notes receivable related to a previously discontinued segment:

                       Net-   Cost of  Depreciation  Segment Profit Identifiable
                     Revenues Services   & Amort        (Loss)         Assets
September 30, 1999:

Intelligent Vending
Machines           $295,493   $76,167    $208,957       $10,369    $2,119,517

Medical
Transaction
Processing-        $872,481  $206,897    $290,658      $374,926    $4,212,040

Corporate & Other        --        --     $18,455      $(18,455)    $ 533,512
                 -------------------------------------------------------------

Consolidated     $1,167,974  $283,064    $518,070       366,840    $6,685,069
                 ========== =========    ========       =======    ==========

September 30, 1998

Intelligent Vending
Machines           $338,411  $132,685    $183,920      $ 21,806    $3,854,737

Medical
Transaction
Processing-       $  39,045  $ 13,823   $  19,512     $   5,710    $1,071,004

Corporate & Other-       --        --    $ 18,455      $(18,455)   $  874,349
                   ---------------------------------------------- -----------

Consolidated       $377,456  $146,508    $221,887     $   9,061    $5,800,090
                   ========  ========    ========     =========    ==========

      Medical transaction processing revenues for the three months ended September 30, 1999 include revenues of $567,000 which represent amounts received or accrued during the period from the licensing of the Company's One Medical System as well as revenues of $172,567 relating to the Company's agreement with SBME. Expenses of approximately $172,000, which were associated with SBME agreement, are included in cost of sales for the period. See Note 5. Goodwill associated with the acquisition of One Medical Services was reduced by $280,521 and charged to depreciation and amortization during the quarter.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operation-Three Months Ending September 30, 1999

During the three month period ended September 30, 1999, total revenues amounted to $1,167,974 versus last year's revenue of $377,456. The Company is in a state of transition with its expansion and focus on the Medical Transaction Processing Segment. This business segment produced revenue of $872,481 for the quarter ended September 30, 1999, as compared to $96,546 for the quarter ended September 30, 1998. Conversely, there has been a gradual decline in the emphasis on intelligent vending machine income with revenues of $295,493 during the quarter ended September 30, 1999 versus $338,411 in the prior period. Medical transaction processing revenues for the three months ended September 30, 1999 include revenues of $567,000 which represent amounts received or accrued during the period from the licensing of the Company's One Medical System as well as revenues of $172,567 relating to the Company's agreement with SBME.

In July 1999 the Company licensed its rights to the One Medical Service Network to an unrelated third party for $1,377,000 of which $300,000 was paid by September 30, 1999, $267,000 of which is to be paid by January 5, 2000 and the remainder of which ($810,000) will be paid in accordance with the terms of an unsecured promissory note which is payable prior to July 2006. Goodwill associated with the acquisition of One Medical Services was reduced by $280,521 and charged to depreciation and amortization during the quarter.

Effective July 1999, the Company entered into an agreement with MedCard Management Systems, Inc, whereby Medcard assigned the revenues to its wholly owned subsidiary, Suffolk County Medical Economics (SBME), in exchange for the Company's agreement to reimburse MedCard for SBME's expenses. Any profits earned by SBME will be allocated between the Company and SBME based upon a predetermined formula. The Company recognized $172,567 of income related to this agreement during the quarter ended September 30, 1999 and a comparable amount of expense which was included in cost of sales for the period. Pursuant to the terms of the agreement with SBME, the Company was not entitled to any of SBME's profits during the quarter ended September 30, 1999.

Gross profit for the three months ended September 30, 1999 totaled $884,910 with a margin of 76% due to the introduction of the higher gross margin of the new business segments and the licensing revenue related to the One Medical System. The comparable margin last year was $230,948 or 61%.

Selling and marketing, and general and administrative expenses are lower for the quarter ended September 30, 1999 compared to the same period last year as a result of several factors. The Company realized the benefits of cost reductions made during the latter part of the prior fiscal year and during the current fiscal year. Additionally, in the prior year, the Company incurred significant start-up costs related to its new lines of business and the expansion of its other business segments.

The Company continues to concentrate its efforts on the development of its auction site, Medstore and Justmed on-line verification and billing system through its Justmed.com health portal. The continued development of these operations to business on-line applications will contribute to the majority of the Company's revenue in the future.

Liquidity and Sources of Capital

During the quarter ended September 30, 1999, the Company's operating cash requirement was $509,638, attributable to a net loss of $(870,102) mitigated by non-cash charges for depreciation and amortization ($518,070) and stock and option based services ($293,911). This shortfall was primarily funded by the sale of common stock for $430,952. Partially offsetting this funding were capital expenditures of $79,458.

The Company used its previously restricted cash to pay its line of credit, resulting in the $250,000 decrease in cash during the period. (See Note 2 to the accompanying financial statements).

The $1,607,738 net loss for the nine months ending September 30, 1998 was funded by a $283,645 charge for stock based compensation (to conserve cash) and proceeds of $1,214,625 from the private sale of the Company's common stock.

The Company expects to incur additional losses during the quarters ending December 31, 1999 and March 31, 2000, although the Company is forecasting a profit before depreciation and amortization for the quarter ending March 31, 2000. The Company is forecasting a profit during the quarter ending June 30, 2000, both before and after depreciation and amortization. Improvement in operating results is expected to be the result of increased revenues from the MedCard transaction system and the release of an advanced version of MedCard system which will allow the Medcard system to operate on-line, thereby eliminating the need for a separate processing terminal. The Company believes that it will be able to raise additional capital to fund operating losses through the private sale of its securities.

There can be no assurance that the Company's projections in this regard will be accurate or that the Company will ever earn a profit.

Year 2000 Issue

The Year 2000 issue does not materially affect the Company's computer systems, software or other business systems. The Company has conducted a review to identify areas that could be affected and has developed an implementation plan to ensure compliance. The Company believes that with modifications to existing software the issue will not pose significant operational concerns nor have a material impact on financial position or results of operations. The costs of modifications is not expected to be material and will be expensed as incurred. The Company has requested that its major independent suppliers and providers confirm that they will be Year 2000 compliant.

                                     PART II

                                OTHER INFORMATION



Item 2.  Changes in Securities and Use of Proceeds

      Note 7 to the Company's accompanying financial statements describes the issuances of the Company's securities during the three months ended September 30, 1999. The Company relied upon the exemption provided by Section 4 (2) of the Securities Act of 1933 in connection with the sale of its securities. The shares and warrants described in Note 7 are "Restricted Securities" as that term is defined in Rule 144 of the Securities and Exchange Commission.

Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibits
         No exhibits are filed with this report

  (b)    Reports on Form 8-K
         The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MEDCOM USA, INCORPORATED



                                    By:  /s/ Mark Bennett
                                         Mark Bennett, President

                                        /s/ Alan Ruben
                                        Alan Ruben
                                        Chief Financial Officer

Date: November 16, 1999