Form 10QSB
period 1999-12-31
MEDCOM USA INC
filed 2000-02-14
CIK 907127

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

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

As of February 11, 2000 the Company had 28,071,863 shares of Common Stock issued and outstanding.


                               Page 1 of 20 Pages

Part  1.    Financial Information

Item 1.     Index to Financial Statements

MEDCOM USA, INCORPORATED
CONSOLIDATED FINANCIAL STATEMENTS                                      Page

Consolidated Balance Sheets at
      December 31, 1999 and June 30, 1999                               3-4

Consolidated Statements of Operations for the Three and Six Months
      Ended December 31, 1999 and 1998                                    5

Consolidated Statements of Cash Flows for the
      Six Months Ended  December 31, 1999 and 1998                        6

Consolidated Statement of Stockholders' Equity
      for the Six Months Ended December 31, 1999                          7

Notes to Consolidated Financial
Statements.                                                             8-15

Management's Discussion and Analysis  of
  Financial Condition and Results of Operations.                       16-18

Part II                                                                  19

Signatures                                                               20

MEDCOM USA, INCORPORATED AND SUBSIDIARIES
   CONSOLIDATED BALANCE SHEETS

                                                      DECEMBER 31,     JUNE 30,
                                                          1999         1999
                       ASSETS
CURRENT ASSETS

  Cash and cash equivalents                           $473,845      $189,772
  Restricted cash (Note 2)                                  --       250,000
  Accounts receivable, less allowance for doubtful
 accounts of $39,529                                   685,459       250,913
  Inventories (Note 5)                                 436,622       464,074
  Prepaid expenses and other  current assets           164,103       100,337
  Deposit (Note 9)                                     600,000            --
  Notes receivable, current portion  (Note 5)          289,750       150,000
                                                       -------       -------

         Total Current Assets                        2,649,779     1,405,096

PROPERTY AND EQUIPMENT,
  Property and Equipment net of accumulated
  depreciation of $2,085,313 at December 31,
  1999 and $1,696,194 at June 30, 1999               1,981,987     2,059,602

OTHER ASSETS
 Notes receivable, less allowance of $575,062          956,700       241,200
 Licensing rights, net of accumulated amortization     854,752       885,558
 Patents, net of accumulated amortization              292,139       327,299
 Royalty advances                                      520,725       515,907
 Goodwill, net of accumulated amortization             535,683       819,299
 Other                                                  98,999       120,901
                                                       -------       -------

         Total Other Assets                          3,258,998     2,910,164

         Total Assets                               $7,890,764    $6,374,862
                                                     ==========    ==========





                 See notes to consolidated financial statements

MEDCOM USA, INCORPORATED AND SUBSIDIARIES
   CONSOLIDATED BALANCE SHEETS
                                                   DECEMBER 31,      JUNE 30,
                                                       1999            1999
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable (Note 5)                           $737,061      $649,154
  Accrued expenses                                     640,926       622,820
  Borrowing under bank line of credit (Note 2)              --       250,000
  Current portion of capitalized lease obligations
    (Note 4)                                            45,738        43,432
  Notes and loans payable  (Note 3)                    447,119       519,119
  Current portion of deferred revenue (Note 5)          48,000            --
  Dividends payable                                    110,482        58,025
                                                       -------      --------

        Total Current Liabilities                    2,029,326     2,142,550

LONG TERM LIABILITIES
 Capitalized lease obligations (Note 4)                 85,660       125,706
 Deferred revenue (Note 5)                             745,500            --
                                                       -------     ----------

        Total Long Term  Liabilities                   831,160       125,706
                                                       -------       -------

        Total Liabilities                            2,860,486     2,268,256
                                                     ---------     ---------
COMMITMENTS (Note 10)                                      --           --

STOCKHOLDERS' EQUITY (Note 7 and 9)
  Preferred stock, Series A, B and C  $.001
  par value, 152,600 shares authorized - 50,000 (A),
  100,000 (B)  and 2,060 (C), 10,845 and 6,995 shares
  issued and outstanding at December 31, 1999 and
  June 30, 1999, respectively (liquidation
  preference of $1,849,000)(Note 9)                         7            11

Common stock  $.0001 par value 40,000,000 shares authorized:
  shares issued and outstanding - 22,627,165 and
   16,727,506 at December 31, 1999 and June 30, 1999,
   respectively                                           2,263         1,673
Additional Paid In Capital                           35,465,271    31,668,851
Accumulated Deficit (Note 6)                        (30,437,263)  (27,563,929)
                                                    ------------  ------------

        Total Stockholders' Equity                    5,030,278      4,106,606
                                                      ----------     ----------

Total Liabilities and Stockholders' Equity           $7,890,764     $6,374,862
                                                    ===========     ===========




                 See notes to consolidated financial statements

MEDCOM USA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended December 31, 1999 and 1998
  (Unaudited)
                                      Three Months            Six Months
                                    Ended December 31      Ended December 31,
                                      1999       1998       1999       1998
Revenues
 Intelligent Vending Machines
(Note 8)                            $176,983    $338,407   $472,476   $ 676,818
 Medical Transaction Processing
                                     618,209      56,154  1,490,690      95,199
                                     -------     ------   ---------      ------

Total Revenues
                                     795,192     394,561  1,963,166     772,017
Cost of Sales                        433,421     185,288    716,485     331,796
                                     -------     -------    -------     -------

Gross Profit
                                     361,771     209,273  1,246,681     440,221

Operating Expenses
 General & Administrative
                                     900,109     946,480  1,681,030   1,863,056
 Depreciation and Amortization
                                     247,967     256,288    766,037     478,175
 Selling & Marketing
                                     266,865     288,188    402,025     653,463
 Equity Based Compensation/Services  904,826      71,150  1,198,737     364,912
                                     -------     -------   --------     --------
    Total Expenses                 2,319,767   1,562,106  4,047,829   3,359,606
                                   ---------   ---------   ---------  ---------

Operating Loss                  (1,957,996)  (1,352,833) (2,801,148) (2,919,385)

Other income (expense)
   Interest income
                                     28,550       8,832      34,570     15,690
   Interest expense
                                    (21,329)    (89,127)    (51,899)  (137,171)
                                    --------    --------    --------  ---------

Loss before income taxes         (1,950,775) (1,433,128) (2,818,477) (3,040,866)

Income Tax Provision                     --          --       2,400          --
                                  ---------   ----------  ----------  ---------

Net Loss                        (1,950,775) (1,433,128)  (2,820,877) (3,040,866)
Preferred stock dividend           (26,390)         --      (52,457)         --
                                  --------   ----------    --------  ----------

Net Loss applicable to common
  stockholders               $(1,977,165) $(1,433,128) $(2,873,334) $(3,040,866)
                             ============  ============  ==========  ==========

Basic and diluted net loss per
   share                           $(.10)       $(.15)       $(.15)     $(.32)
Weighted average common shares
outstanding basic and diluted  20,647,575    9,720,650   19,094,823  9,535,471

                 See notes to consolidated financial statements

MEDCOM USA, INCORPORATED AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                                           DECEMBER 31,
                                                     1999               1998

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                       ($2,820,877)    ($3,040,866)
   Adjustments to reconcile net loss to net
   cash used in operating activities
      Depreciation and Amortization                   766,037         478,175
      Imputed value of warrants granted for
       services and interest                          456,721         222,736
         Stock issued for services                    742,016         376,275
         Changes in assets and liabilities:
         Inventories                                   27,452        (107,429)
         Accounts receivable                         (434,546)        (69,997)
         Prepaid Expenses and Other Current Assets    (10,707)        (97,410)
             Notes receivable                         (82,750)             --
               Accounts Payable and Accrued Expenses   234,828        431,163
             Royalty advances                          (4,818)             --
             Franchise and customer deposits                --        (10,042)
             Other assets                               14,760
             Deferred Revenue                        (  16,500)            --
                                                     -------------------------
NET CASH (USED IN) OPERATING ACTIVITIES               (1,128,384)  (1,817,395)

CASH FLOWS FROM INVESTING ACTIVITIES
        Acquisition costs paid                                --     (465,454)
        Capital expenditures                            (106,504)    (400,070)
        Change in other assets                                --           --
                                                       ----------    ---------
NET CASH (USED IN) INVESTING ACTIVITIES                 (106,504)  (1,237,591)

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of long-term debt          10,000      450,000
        Payments on debt                                (263,000)    (307,691)
        Payments on obligations under capital leases     (37,740)     (27,485)
        Proceeds from capital leases                          --      619,058
        Net proceeds from issuance of common stock     2,159,701    1,214,625
        Funds paid on deposit to retire Series "C"
           preferred stock                              (600,000)          --
        Net proceeds for issuance of Series "C"
           preferred stock                                    --    1,246,846
                                                        ---------   ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES               1,268,96    3,195,353

     NET INCREASE (DECREASE) IN CASH                      34,073      140,367
     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    439,772      263,878
                                                         -------      --------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD         $473,845     $404,245
                                                        ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
    Cash paid during the period for interest            $ 40,523     $ 70,953

                 See notes to consolidated financial statements


MEDCOM USA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 1999
                                        PREFERRED STOCK                    COMMON STOCK
                                SERIES A               SERIES C
                              NUMBER              NUMBER                NUMBER                ADDITIONAL     ACCUMU-
                                OF                  OF                    OF                   PAID IN        LATED
                              SHARES     AMOUNT   SHARES     AMOUNT     SHARES     AMOUNT      CAPITAL       DEFICIT        TOTAL

Balance  - June 30, 1999      9,250     $    9    1,745    $      2  16,727,506    $1,673   $31,668,851  ($27,563,929)  $4,106,606

Net loss - six months ended
   December 31, 1999                                                                                       (2,820,877   (2,820,877)

Issuance of common stock for
 cash at prices ranging from
 $.45 to $.82 per share net
 of $172,260 of expenses                                              4,118,895       412     2,159,289                  2,159,701

Issuance of common stock in
 exchange for preferred
  stock                      (4,000)        (4)                            600                                                  (4)

Issuance of common stock as
 required by existing agreements                                      215,000         21           (21)                        --

Issuance of common stock for
   services and equipment                                            1,157,500        116       743,068                    743,184

Issuance of common stock for
   accounts payable and lease
    payments                                                           256,839         25       186,098                    186,123

Imputed value of stock warrant
  grants in exchange for consulting
  services and other items                                                                      594,489                    594,489

Issuance of common stock to employees
   and directors                                                       56,314           6        31,530                     31,536

Dividend on Series C Preferred stock                                                                           (52,457)    (52,457)

Issuance of common stock for
 conversion of notes payable                                           94,511          10        81,967                     81,977
 and accrued interest            ____    _____   _____   ______     _________       _____       _______        ________    _______

Balance - December 31, 1999     5,250    $   5   1,745   $    2     22,627,165     $2,263   $35,465,271    ($30,437,263) $5,030,278
                                =====    =====   =====   ======     ==========     ======   ===========     ===========  =========

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB.

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

Inventories

Inventories consists primarily of automated video dispensing units, video cassette players, movie video cassettes, debitlink data transmission units, medical transaction processing units and other associated miscellaneous parts and equipment and are recorded at the lower of cost or market determined by the first-in, first-out method.

Property and Equipment

Property and equipment are recorded and depreciated  over their estimated useful
lives  (5-7  years),  utilizing  the  straight-line  method.   Expenditures  for
maintenance and repairs are charged to expense as incurred

(Loss) Per Common Share

(Loss) per common share is based on the weighted average number of common shares outstanding during each of the respective periods. Common shares issuable upon exercise of the convertible preferred stock, common stock options and common stock equivalents are excluded from the weighted average number of shares since their effect would be anti-dilutive.

Goodwill

The excess of the cost of the net tangible and identifiable intangible assets of acquired businesses is stated at cost and a portion is being amortized in conjunction with the recognition of related licensing and royalty income and the balance is over seven years.

Revenue Recognition

Revenues from the sale of terminals and equipment are recognized upon shipment. Processing fee revenue is recognized at the time the underlying transaction is processed. Service revenue is recognized when work is completed. Rental revenue is recognized at the time of the movie rental.

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

Note 3 - Notes and Loans Payable

Notes payable consists of the following at December 31, 1999:

8% Convertible note payable,  principal due May, 1998.
Debt includes  conversion to common stock feature with
conversion  rate of $1.25 per share.  Currently in default.             $25,000

Note payable - non-interest bearing, payable in monthly
installments of $1,500 through June, 2000. This note was
converted to common stock in January 2000.                               34,500

Convertible  bridge  financing note -bearing  interest
at 11%,  principal due on November 1, 2000 and interest
on demand.  Debt  includes  conversion  to common stock
feature at $.70 per share.                                               70,000

Note Payable - franchisee, bearing interest at 10%, principal and interest due in full on October 31, 1999; debt includes
conversion to common stock feature at $.875 per share.
Currently in default.                                                   317,619
                                                                        -------
            Total                                                      $447,119
                                                                       ========

Note 4 - Capitalized Lease Obligations

The Company leases various equipment under capitalized leases. The leases bear interest at 13-19% and are payable in monthly installments. At December 31, 1999, the Company owed $131,398 of which $45,738 represents the current portion. The terms for the leases vary from 48 to 60 months and the leases are collateralized by the underlying equipment.

Note 5 - License and Other Agreements

On July 20, 1999, the Company licensed the exclusive rights to market the One Medical Service system to an unrelated corporation. The Company received
$475,250 during the six months ended December 31, 1999 and received an additional $91,750 during February 2000. The Company also received a 7-year, 8% unsecured note receivable in the amount of $810,000 as part of the transaction. The note will be paid by monthly royalty payments due the Company and other scheduled payment amounts over its term. The deferred revenue related to this note is being recognized as revenue as the royalty payments are received. $16,500 of revenue has been recognized during the six months ended December 31, 1999. The corporation also agreed to assume approximately $200,000 of the Company's inventory and related accounts payable. The inventory is being released to the corporation as requested at which time the corporation pays the related accounts payable. The corporation acquired approximately $186,000 of this inventory during the six months ended December 31, 1999.

In November 1998, the Company purchased certain assets of MedCard Management Systems, Inc., along with the exclusive licensing rights to the MedCard name and the MedCard System software and network. The Company has agreed to fund the operations of MedCard Management Systems, Inc. during its initial operations, while the customer base is being expanded and while the on-line version of the system is being developed. The Company assumed approximately $500,000 of such expenses of MedCard during the six months ended December 31,

1999. These expenses are included in general and administrative, and selling and marketing expenses in the accompanying consolidated statements of operations.

Effective July 1999, the Company entered into an agreement with Medcard Management Systems, Inc, whereby the owners of Medcard assigned the revenues of Suffolk Bureau of Medical Economics (SBME) in exchange for the Company's agreement to reimburse Medcard for SBME's expenses. Any profits earned by SBME will be allocated between the Company and SBME based upon a predetermined formula. The Company recognized $172,567 of income related to this agreement during the three months ended September 30, 1999 and a comparable amount of expense, which was included in cost of sales for the period. Pursuant to the terms of the agreement with SBME, the Company was not entitled to any of SBME's profits during the three months ended September 30, 1999. This agreement was subsequently rescinded in October 1999.

Note 6 - Continuing Operations

The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has continued to suffer recurring losses from operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. See additional discussion in the Company's Form 10-KSB for the year ended June 30, 1999.

Note 7 - Stockholders' Equity

During the six months ended December 31, 1999, the following equity transactions occurred:

The Company issued 545,951 shares of common stock at $.82 per share in a private placement raising $430,952 net of $16,728 in offering costs. The Company also issued a five-year warrant to purchase 109,190 shares of common stock at $1.12 per share, with a cost of $69,528, based upon an imputed value of $.64 per share.

The Company issued 200,000 shares of common stock at $.56 per share in a private placement raising $112,000. The Company also issued a five-year warrant to purchase 40,000 shares of common stock at $.59 per share, with a cost of $16,481, based upon an imputed value of $.41 per share.

The Company issued 1,111,111 shares of common stock at $.45 per share in a private placement to a single investor raising $450,000, net of $50,000 in offering costs. The Company also issued a three-year warrant to purchase 200,000 shares of common stock at $1.00 per share, with a cost of $39,581, based upon an imputed value of $.20 per share. Additionally, the Company issued 100,000 shares of common stock as a penalty for not having completed its registration statement within the required time frame pursuant to the private placement agreement. The imputed value of such a penalty was $64,800.

The Company issued 2,261,833 shares of common stock at $.56 per share in a private placement raising $1,166,749, net of $105,532 of offering costs. The Company also issued three-year warrants to purchase 452,367 shares of common stock at $.59 per share, with a cost of $140,404, based upon an imputed value of $.31 per share.

The Company issued 600 shares of common stock for the conversion of 4,000 shares of Series A preferred stock.

The Company issued 1,157,500 shares of its common stock for $743,184 of services and equipment received. Additionally, the Company issued two three-year warrants to purchase a total of 1,050,000 shares of its common stock at $1.00 per share, with a combined cost of $213,700, based upon imputed values of $.19 and $.46 per share.

The Company issued 84,571 shares of its common stock in payment of $89,653 of previously existing accounts payable.

The Company issued 94,511 shares of common stock in payment of $81,977 of notes payable and accrued interest.

The Company issued 172,268 shares of common stock in payment of $43,412 of accounts payable related to leased equipment and $53,058 as a prepayment on future lease payments.

The Company issued a five-year warrant to purchase 100,000 shares of its common stock at $1.25 per share in exchange for developmental services, with a capitalized software development cost of $56,224, based upon an imputed value of $.56 per share. Additionally, the Company issued warrants to purchase 176,334 shares of common stock at prices ranging from $.59 to $1.00 per share to the holders of the Series C preferred stock and a certain note holder. Warrants to purchase 60,000 of the shares expire in 2002 and the balance expires in 2004. $103,317 of expense has been recognized as stock based compensation/services on the accompanying statements of operations, based on imputed values ranging from $.52 to $.81 per warrant.

The Company issued 115,000 shares of common stock to an existing stockholder, with an imputed value of $74,520 as required under the original conversion agreement.

The Company issued warrants to purchase 550,000 shares of the common stock of its wholly owned subsidiary, JustMed.com, Inc. at $5.00 per share in exchange for services and capitalized software development costs. The warrants expire in three years. Warrants for the purchase of 450,000 of the Justmed.com shares may, at the option of the warrant holder, be exercised for 650,000 shares of the Company's common stock at an exercise price equal to 125% of the closing price of the Company's common stock at the date of conversion. The value of these warrants, which was based upon the value of the underlying services provided, was determined to be $221,248, based upon imputed values ranging from $0.19 to $0.58 per share. The Company also issued to an unrelated party (the originator of the JustMed.com concept) an additional four-year warrant to purchase 1,000,000 shares of JustMed.com's common stock at $2.00 per share No value is ascribed to this warrant as no significant services were rendered and the value is not determinable.

The Company issued 56,314 shares of common stock to employees and directors of the Company under the Stock Bonus Plan during the six months ended December 31, 1999, with a total compensation cost of $31,536.

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

The Company has adopted the disclosure-only provisions of FAS 123. Accordingly, no compensation cost has been recognized for the issuances of stock options to employees. The Company issued five-year options to purchase 1,495,000 shares of common stock to officers and directors of the Company under the Non-Qualified Stock Option Plan during the six months ended December 31, 1999. The options have an exercise price of $.5625 per share (unrecognized imputed charge of 473,522, or $.32 per share). The Company also issued an option to purchase 100,000 shares of common stock to an officer of the Company under the Qualified Stock Option Plan during the six months ended December 31, 1999. The option has an exercise price of $1.00 per share and vests ratably over a two-year period (unrecognized imputed charge of $23,051 or $.23 per share).

Note 8 - Business Segments

The Company has two reportable segments: intelligent vending machines and medical transaction processing. The intelligent vending machines segment include telecommunications, automated movie rentals and financial transaction processing. These components were previously considered separate segments, however, they are now combined to reflect the Company's new and increased emphasis in the health care segment of the business. Telecommunications include cellular telephone rentals, the sale of prepaid phone cards and other telecommunications related services. The automated movie section rents videocassettes through automated dispensing units in hotels, primarily in Florida and California. The medical transaction segment includes insurance claim verification and processing, the One Medical licensing and royalty revenue and other related income. The medical transaction processing segment utilizes a communication and transaction processing terminal that allows on-line verification of health insurance and the processing of medical claims with various health insurance providers.

Operating results and other financial data are presented for the two reportable segments of the Company for the six months ended December 31, 1999 and 1998. Results for the six months ended December 31, 1998 have been combined into the two segments to reflect the current method of operations. Net revenue includes sales to external customers within the segment and related licensing and royalty revenue. Cost of services includes costs associated with net revenue within the segments. Segment income (loss) does not include general and administrative expenses, other income (expense) items or income taxes. Identifiable assets for each operating segment consist of receivables, inventory, prepaid expenses, net property and equipment and goodwill. Corporate assets are cash, patents, deposit relating to the retirement of the preferred stock and notes receivable related to a previously discontinued segment:

                         Net-        Cost of      Depreciation       Segment Profit   Identifiable
                       Revenues     Services     & Amortization          (Loss)         Assets
December 31, 1999:

Intelligent Vending
Machines               $472,476     $118,857        $420,349           $(66,730)      $2,234,154

Medical
Transaction
Processing           $1,490,690     $597,628        $308,778           $584,284       $4,125,906

Corporate & Other            --           --        $ 36,910           $(36,910)      $1,530,704
                     -----------------------------------------------------------------------------
Consolidated         $1,963,166     $716,485        $766,037           $480,644       $7,890,764
                     ==========     ========        ========           ========       ==========

December 31, 1998

Intelligent Vending
Machines               $676,818     $308,047        $387,553           (18,782)       $4,065,332

Medical
Transaction
Processing            $  95,199     $ 23,749       $  53,712         $  17,738        $2,356,393

Corporate & Other            --           --       $  36,910          $(36,910)       $  918,455
                      --------------------------------------------------------------------------
Consolidated           $772,017     $331,796        $478,175         $ (37,954)       $7,340,180
                       ========     ========        ========         ==========       ==========

      Medical transaction processing revenues for the six months ended December 31, 1999 include revenues of $567,000 which represent amounts received or accrued during the period from the licensing of the Company's One Medical System as well as revenues of $172,567 relating to the Company's agreement with SBME. Expenses of approximately $172,000, which were associated with SBME agreement, are included in cost of sales for the period. See Note 5. Goodwill associated with the acquisition of One Medical Services was reduced by $291,417 and charged to depreciation and amortization during the six months ended December 31, 1999.

Note 9 - Subsequent Events

The Company retired all of its outstanding Series C preferred stock during January 2000. Outside investors purchased 1,445 shares of the Series C preferred stock and converted them into 2,890,000 shares of the Company's common stock. The Company paid $160,567 to the converting former Series C stockholders as payment in full of all dividends and other amounts to which they were entitled. The owner of 300 shares of the Series C preferred stock converted its Series C shares into 600,000 shares of the Company's common stock. The Company issued an additional 60,000 shares of its common stock to this stockholder as payment in full of all dividends and other amounts to which it was entitled. The Company incurred additional fees totaling approximately $200,000 related to this transaction.

The Company deposited $600,000 into an escrow account to facilitate the retirement of the Series C preferred stock. The Company deposited an additional $105,000 during January 2000. $509,000 of these funds will be subsequently remitted to the Company in 2000 and the balance was used as settlement of the required payoff to the former Series C stockholders and related legal fees.

The Company issued 1,310,000 shares of its common stock in January 2000 in private placements raising $776,229 net of $67,498 of offering costs. The Company also issued three year warrants to purchase 262,000 shares of common stock at prices ranging from $.59 to $2.17 per share. The Company also issued 133,333 shares in January 2000 to existing shareholders as required pursuant to the original purchase and conversion agreements.

As disclosed in Note 3, the Company converted debt totaling approximately $30,000 to common stock in January 2000.

Note 10 - Commitments

A consultant has informed the Company that it may take legal action against the Company regarding the non-issuance of 200,000 shares of the Company's common stock which the consultant alleges it earned. The Company believes that this claim is without merit, as the consultant did not perform any of the required services. The Company intends to vigorously defend this matter if it should arise. The Company is also involved in various legal matters that arise during the normal course of business. The Company believes that none of the items referred to above will have a material adverse effect on the Company's financial position or results of operations.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations - Three and Six Months Ending December 31, 1999

The Company is in a state of transition with its expansion and focus on the Medical Transaction Processing Segment. Conversely, there has been a gradual decline in the emphasis on intelligent vending machine income. Medical transaction processing revenues for the six months ended December 31, 1999 include revenues of $583,500 which represent amounts received or accrued during the period from the licensing of the Company's One Medical System and related royalty income, as well as revenues of $172,567 relating to the Company's agreement with SBME. Substantially all of these revenues were recognized during the three months ending September 30, 1999.

In July 1999 the Company licensed its rights to the One Medical Service Network to an unrelated third party for $1,377,000 of which $567,000 was required to be paid during the first six months according to a predetermined schedule. The Company has received all of the initial cash payments ($567,000) by February 2000. The remainder ($810,000) will be paid in accordance with the terms of an unsecured promissory note which is payable prior to July 2006. Goodwill associated with the acquisition of One Medical Services was reduced by $10,896 and $291,417 and charged to depreciation and amortization during the three and six months ended December 31, 1999, respectively.

Effective July 1999, the Company entered into an agreement with MedCard Management Systems, Inc, whereby the owners of Medcard assigned the revenues of Suffolk Bureau Medical Economics (SBME) in exchange for the Company's agreement to reimburse MedCard for SBME's expenses. Any profits earned by SBME will be allocated between the Company and SBME based upon a predetermined formula. The Company recognized $172,567 of income related to this agreement during the three months ended September 30, 1999 and a comparable amount of expense, which was included in cost of sales for the period. Pursuant to the terms of the agreement with SBME, the Company was not entitled to any of SBME's profits during the three months ended September 30, 1999. This agreement was rescinded in October 1999.

Gross profit for the six months ended December 31, 1999 totaled $1,246,681 with a margin of 63% due to the higher gross margin of the new business segments and the licensing revenue related to the One Medical System. The comparable margin last year was $440,221 or 57%. Gross profit was $361,771, or 45% for the three months ended December 31, 1999, as compared to $209,273, or 53% for the three months ended December 31, 1998.

Selling and marketing, and general and administrative expenses were $433,464 lower for the six months ended December 31, 1999 compared to the same period last year as a result of several factors. The Company realized the benefits of cost reductions made during the latter part of the prior fiscal year and during the current fiscal year. Additionally, in the prior year, the Company incurred significant start-up costs related to its new lines of business and the expansion of its other business segments. These expenses were $67,694 lower for the three months ended December 31, 1999 as compared to the same period last year.

The Company continues to concentrate its efforts on the development of its auction site, Medstore and Justmed on-line verification and billing system through its Justmed.com health portal and the expansion of the existing MedCard transaction system. The continued development of these operations for business on-line applications will contribute to the majority of the Company's revenue in the future.

Liquidity and Sources of Capital

During the six months ended December 31, 1999, the Company's operating cash requirement was $1,128,384, attributable to a net loss of $(2,820,877) mitigated by non-cash charges for depreciation and amortization ($766,037) and the issuance of stock and options for services ($1,198,737). This shortfall was funded by the sale of common stock for $2,159,701. Partially offsetting this funding were capital expenditures of $106,504.

The Company used its previously restricted cash to pay its line of credit, resulting in the $250,000 decrease in cash during the period. (See Note 2 to the accompanying financial statements).

The $3,040,866 net loss for the six months ended December 31, 1998 was funded by a $376,275 charge for stock based compensation (to conserve cash) and proceeds of $1,214,625 from the private sale of the Company's common stock and proceeds of $1,246,846 from the sale of the Company's Series C preferred stock.

The Company expects to incur additional losses during the quarter ending March 31, 2000. The Company is forecasting a profit during the quarter ending June 30, 2000, before depreciation and amortization and stock based compensation. The Company is forecasting a net profit for the quarter ending September 30, 2000. Improvement in operating results is expected to be the result of increased revenues from the MedCard transaction system and the release of an advanced version of MedCard system which will allow the Medcard system to operate on-line, and the implementation of the auction site.

There can be no assurance that the Company's projections in this regard will be accurate or that the Company will ever earn a profit.

The Company retired its Series C Preferred stock during January 2000. The Company believes that the retirement of this stock will increase the Company's ability to continue to raise capital through the sale of common stock by removing the downward pressure resulting from the conversion feature of the preferred stock.

The Company raised $776,229 during the month of January 2000 from private placements. The Company believes that it will be successful at raising additional funds that it may need to fund operations until such time as the Company's operations generate positive cash flow. However, there can be no assurance that the Company will continue to be able to raise the capital necessary to fund its operations.

Year 2000 Issue

The Company did not experience any issues related to the year 2000 issue. However, the Company continues to monitor operations to identify any potential problems. The Company believes that to the extent issues are subsequently identified, if any, they will not have a material impact on the Company's financial position or results of operations.

                                     PART II

                                OTHER INFORMATION



Item 2.  Changes in Securities and Use of Proceeds

      Note 7 to the Company's accompanying financial statements describes the issuances of the Company's securities during the six months ended December 31, 1999. The Company relied upon the exemption provided by Section 4 (2) of the Securities Act of 1933 in connection with the sale of its securities. The shares and warrants described in Note 7 are "Restricted Securities" as that term is defined in Rule 144 of the Securities and Exchange Commission, unless they were issued pursuant to one of the Company's stock plans.

Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibits
         No exhibits are filed with this report

  (b)    Reports on Form 8-K
         The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

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


                                    MEDCOM USA, INCORPORATED



                                    By:  /s/ Mark Bennett
                                         Mark Bennett, President

                                        /s/ Alan Ruben
                                       Alan Ruben, Chief Financial Officer

Date: February 11, 2000