Form 10KSB/A
period 1999-06-30
MEDCOM USA INC
filed 2000-04-21
CIK 907127

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
(Mark One)

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

   The Company changed its name to MedCom USA, Incorporated in October, 1999.

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

In June 1999 the Company sold 520 of Link's scrip terminals to the employee who was responsible for overseeing this aspect of the business. Although the Company did not receive any material cash payment in connection with this sale, the purchaser of the assets agreed to assume $70,000 in accounts payable and approximately $600,000 in capitalized lease obligations associated with the acquisition of the scrip terminals. The assets sold had a net book value of approximately $635,000. The Company recognized as income previously recorded deferred revenue related to the scrip terminals totaling $212,805, as well as an immaterial gain related to the sale of the assets and the release from the related obligations. Excluded from the sale of Link's assets were 117 scrip terminals (45 of which are in operation) and all of the PCD's. The purchaser also agreed to hire all of the employees involved with this business line and to assume the lease obligation for the related office space. The script terminals were sold because this line of business was not profitable and, in the opinion of the Company's management, was not likely to become profitable in the foreseeable future.

The Company is continuing to use the scrip terminals and PCDs excluded from the sale, although this is not a major focus of the Company. The script terminals and PCD's are managed by personnel involved in other aspects of the Company's business.

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

      In July 1999 the Company licensed its rights to the One Medical Service Network to an unrelated third party for $1,377,000, of which $300,000 was paid by September 30, 1999, $267,000 of which is to be paid by January 5, 2000 and the remainder of which ($810,000) will be paid in accordance with the terms an unsecured promissory note which bears interest at 7% per year. The principal due on the note is to be reduced by license royalties due the Company, up to a maximum of $6,000 per month, and prepaid phone card credits of $3,000 per month. On July 30, 2002 the licensee is to make a one-time payment to the Company equal to 25% of the then outstanding principal on the note. All unpaid principal and interest is due on July 30, 2006. The licensee can convert the amounts paid for royalties and the license fee into an 81% interest in One Medical Services and can acquire the remaining 19% for the greater of $132,000 or its fair market value. The licensee also agreed to acquire the inventory, pay $200,000 of accounts payable and assume the salaries and other overhead associated with the One Medical operation. The Company uses the prepaid phone card credits in the sale of its prepaid calling cards.

      The Company licensed the rights to the One Medical service because this line of business was not profitable. The license also provides the Company with monthly income.

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

JustMed.com

      The JustMed.com division involves three components:

o     The MedCard health insurance verification and billing system
o     The JustMed.com website
o     The Med Store

MedCard System

      In November 1998 the Company acquired, from an unrelated entity, Dream Technologies, LLC (Dream), an exclusive worldwide license to software programs and related technology known as the MedCard System. The license is for a period of fifteen years. The term of the License can be extended for ten consecutive one-year periods after expiration of the initial fifteen-year term.

      The Medcard license is exclusive for the entire term provided at least fifteen thousand systems are sold to end users by May 31, 2001. Although the Company, as of March 31, 2000 had sold approximately 850 systems, the Company believes that the minimum sales requirement will not have a significant impact since: (1) the Company believes it will reach this milestone within the required timeframe, and (2) the Company believes it will be able to extend the May 31, 2001 date. If neither (1) or (2) occur, the Company believes that the time, money and infrastructure already devoted to the Medcard system will create a significant obstacle to others desiring to market the system. Additionally, the Company will have a two-year advantage on the potential competition in terms of identifying and aligning itself with various sales channels.

      The Company is required to pay a royalty to Dream equal to twenty-five percent of the first $1,000,000 of net monthly revenue and ten percent of net monthly revenue in excess of $1,000,000. The term net revenues means the gross revenues received from the use of the MedCard software program less (a) terminal lease costs of up to $50 per month,: (b) commissions payable to agents which place terminals with end users; and (c) network costs which include (i) claim fees payable to data vendors, (ii) charges for verification of insurance converage and (iii) similar telecommunications charges related to obtaining claims processing and/or benefits verification information.

      The License agreement also requires the Company to retain as consultants two owners of Dream Technologies until May 31, 2000 at a fee of $2,000 per person per week.

      The MedCard System is an electronic processing system which consolidates insurance eligibility verification and processes medical claims and approvals of credit card and debit card payments in under 30 seconds through a small terminal or personal computer. Using the MedCard system, patients are relieved from the problems associated with eligibility confirmation and billings, healthcare providers' reimbursements are accelerated and account receivables are reduced. The time it takes to collect payments from insurance providers decreases from months to days.

      The Medcard System also allows a patient's primary care physician to request approval from the patient's insurance carrier or managed care plan for a referral to a secondary physician or specialist. The secondary physician or specialist can use the MedCard system to verify that the referral has been approved by the patient's insurance carrier, thereby eliminating numerous telephone calls that are normally required with referrals. The MedCard system's referral capabilities reduces paperwork and administrative costs, increases productivity and provides greater patient information for the specialist, as well as a written record of the referral authorization.

      The MedCard system can record and track encounters between patients and health care providers for performance evaluation and maintenance of hospital records. After examining a patient a physician is able to enter the patient's name, procedure code and diagnostic code at a nearby terminal. This information is then downloaded daily to MedCom's computer network, processed and transmitted back to the hospital in both summary and detail reports sorted by day, week, date and name of physician.

      The  MedCard  System  currently  operates  through  either a Point of Sale
Terminal or a personal computer. An on-line version is under development. Revenues from the MedCard system are generated through the sale of terminals, for verifying insurance eligibility and for processing insurance claims. Potential revenue sources include fees for credit card transactions processed through the terminal, fees for collection of receivables if the Company provides billing services, reimbursement by insurance carriers for submission of claims electronically, fees for using the system's referral program and processing encounter data.

      The MedCard System is marketed through Company sales personnel, independent sales representatives and financial institutions. Company sales personnel generally receive a commission for sales of the terminals. The Company receives a fixed amount per terminal if the sale is not made by Company sales personnel. The Company also receives a fee for each transaction processed through the MedCard System.

      As of September 30, 1999 the MedCard system was able to retrieve on-line eligibility and authorization information from 77 medical insurance companies and electronically process and submit billings for its healthcare providers to over 1,650 companies. These insurance providers include CIGNA, Prudential, Oxford Health Plan, United Health Plans, Blue Cross, Medicaid, Aetna, Blue Cross/Blue Shield and Metrahealth.

Website

      The JustMed.com website is an Internet website which began functioning on July 1, 1999. The website advertises healthcare products and services which are available to the general public and provides medical information to the general public. Persons in need of healthcare products and services can access the website and order products or transfer to the more detailed websites maintained by the companies which provide the products and services. The Company expects to generate revenues from this website by charging providers of healthcare products and services fees for advertising on the website. The Company will also receive fees when a person transfers from the Company's website to the websites maintained by a provider of healthcare products or services. The Company expects that advertisers on its website will include distributors of healthcare equipment and products, hospitals, physician practice groups, and clinics.

      The Company obtains the medical and other information for its website primarily from three independent suppliers, Healthology, InfoSpace.com and iSyndicate.

Med Store

      The Med Store is a feature of Sims' website which allows consumers to use their computers to purchase a variety of healthcare products and services supplied by unrelated manufacturers and healthcare service providers. Items available for purchase include canes, crutches, walkers, bath chairs, blood pressure units, cold therapies, exercise equipment and hot and cold packs. The Med Store became operational on July 1, 1999.

      Accredited   Homecare   Pharmacy  and  Accredited   Medical  Services  are
responsible for filling orders for products or services purchased from the Med Store.

Movie Vision

      In January 1998 the Company issued 550,000 shares of its common stock to the shareholders of Moviebar Company USA and Vectorvision, Incorporated in consideration for the acquisition of businesses known collectively as "Movie Vision." Movie Vision rents video cassettes, primarily containing motion pictures, through automated dispensing units in hotels. Movie Vision currently has video cassette dispensing machines in approximately 150 hotels in the United States.

DCB Actuaries & Consultants

      In April 2000, the Company acquired 100% of the stock of DCB Actuaries & Consultants SRO (DCB), a Czech Republic based company and certain technology and intellectual property from DSM, LLC, a Florida limited liability company. DCB developed and currently operates a health insurance decision support system with advanced data structures.

      DCB's advanced data structures can support the needs of a comprehensive health care delivery system in a multitude of areas, including: patient services, risk management, clinical services and administrative functions. Clinical services provided by DCB's system include electronic patient record systems, critical care pathways (i.e. treatment programs) and electronic medical documents (i.e. x-rays, lab results, EKG's, etc.). Administrative functions provided by DCB's system cover quality assurance, claims management and market/sales analysis.

    The Company intends to market DCB's products and services to hospitals, insurance companies and governmental agencies in the United States and abroad.

Competition

      There are many companies that compete with the Company at some level. Competing health insurance processing systems include Envoy, Medical Manager,

Medic, Spot Check and Mediphis. Leading consumer healthcare websites include AOL Health Channel, Thrive Online, drkoop.com, Mayo Clinic Health Oasis, InteliHealth, Mediconsult.com, and OnHealth. The Company also faces competition from a variety of sources with respect to its Movie Vision operations, including premium cable companies such as HBO and Showtime, video on demand companies including On Command Video and Lodgenet Entertainment as well as smaller vendors, such as VTV and Suite View that provide the same service as the Company. Many of these competitors are far better capitalized than the Company and control significant market share in their respective industry segments.

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

      On December 21, 1998 Albert Levenberg filed a complaint against the Company in the Fifteenth Judicial Circuit Court, Palm Beach County, Florida. The complaint seeks $250,000, plus interest and legal costs, related to loans made by Mr. Levenberg to the Company in 1994. The Company believes the claim is without merit as the loans had either been repaid or converted into franchises for sale of ACDC units.

      On May 11, 1999 Arthur Fried, a former employee, filed a complaint against the Company in the Orange County, California Superior Court seeking actual damages of $269,000, and an unspecified amount of general and punitive damages. The former employee claims that the Company breached a written employment agreement and made certain misrepresentations to the former employee. The Company believes these claims are without merit and has filed a counterclaim against the former employee.

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

            Quarter Ending                High         Low

              9/30/97                      $2.31       $1.25
             12/31/97                      $5.00       $1.50
              3/31/98                      $2.87       $1.09
              6/30/98                      $2.75       $1.56

              9/30/98                      $2.88       $1.38
             12/31/98                      $2.44     $.56
              3/31/99                      $2.25     $.44
              6/30/99                      $1.69     $.88

      Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors and, in the event of liquidation, to share pro rata in any distribution of the Company's assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. The Company has not paid any dividends on it's Common Stock and the Company does not have any current plans to pay any Common Stock dividends.

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

Issuance of Common Stock

      During the two years ended June 30, 1999 the Company issued:

      846,827 shares pursuant to the exemption provided by Regulation S,

      28,200 shares upon the conversion of the Company's Series A and Series B preferred stock,

      2,679,271 shares in settlement of notes payable,

      1,041,500 shares pursuant to the Company's stock bonus plans,

      792,350 shares in connection with the acquisition of the Company's Movie Bar, One Medical and MedCard divisions,

      318,512 shares in payment of outstanding liabilities,

      300,000 shares in connection with the termination of certain franchises which were previously sold by the Company (as well as related litigation),

      2,716,968 shares for services rendered, and

      5,883,379 shares for cash in private offerings.

      The shares issued upon the conversion of the Series A and B preferred stock and in settlement of the notes payable were issued in reliance upon the exemption provided by Section 3(a)(9) of the Securities Act of 1933.

      The shares issued pursuant to the Stock Bonus Plan were registered by means of a registration statement on Form S-8.

      The remaining shares issued or sold during the two years ended June 30, 1999 were issued or sold in reliance upon the exemption provided by Section 4(2) of the Act. The persons who acquired these shares were either accredited or sophisticated investors. The shares of common stock were acquired for investment purposes only and without a view to distribution. The persons who acquired these shares were fully informed and advised about matters concerning the Company, including the Company's business, financial affairs and other matters. The persons acquired these shares for their own accounts. The certificates representing the shares of common stock bear legends stating that the shares may not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933, or pursuant to an applicable exemption from registration. The shares are "restricted" securities as defined in Rule 144 of the Securities and Exchange Commission.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      The following selected financial data should be read in conjunction with the more detailed financial statements, related notes and other financial information included herein.

Statement of Operations Data:

                                             Years Ended June 30,
                                       1999                       1998
                                       ----                       ----

Revenues                            $2,240,876                   $980,951
Cost of Services                      (697,481)                  (523,479)
Operating and other
     Expenses                       (8,690,380)                (7,503,483)
Loss from Discontinued Operations           --                    (63,737)
                                 ----------------          ---------------
Net Loss                           $(7,146,985)               $(7,109,748)
                                   ============               ============

Balance Sheet Data:
                                               June 30,
                                   1999                    1998
                                    ----                    ----

Current Assets                $1,405,096                $1,088,002
Total Assets                   6,374,862                 5,602,751
Current Liabilities            2,142,550                 2,785,015
Total Liabilities              2,268,256                 3,372,542
Working Capital (Deficit)       (737,454)               (1,697,013)
Shareholders' Equity           4,106,606                 2,230,209

No Common Stock dividends have been declared by the Company since its inception.

Results of Operations

         The following table shows the percentage of the Company's gross revenues by category for the periods indicated, as well as the anticipated revenue percentage from each category for the year ending June 30, 2000.

                                               Percent of Gross Revenues
                                                                 Year Ending
                                         Years Ending June 30,  June 30, 2000
                                         1998         1999      (Projected) (1)
                                         ----         ----      ---------------

Rental of cellular telephones directly from
Company and from ACDC Units.              11%          --             --

Sale of ACDC units and related equipment.  --          --             4%

Fees paid by cellular telephone companies
for  activation of cellular telephones.   17%          --             --

Sale of prepaid calling cards.            14%          4%             1%

Sale of long distance telephone service.   4%          --             --

Revenues from Link International.         15%         28%             --

Revenues from Movie Vision                38%         40%            15%

Revenues from One Medical Service          1%          7%            10%

Revenues from Justmed.com                  --         19%            70%

Miscellaneous Income                       --          2%             --

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

      In December 1996 the Company acquired all the issued and outstanding shares of Link International, Inc. (see Item 1 of this report). In June 1999 the Company sold 520 of Link's scrip terminals to the employee who was responsible for overseeing this aspect of the Company's business. Although the Company did not receive any material cash payment in connection with this sale, the purchaser of the assets agreed to assume $70,000 in accounts payable and approximately $600,000 in capitalized lease obligations associated with the scrip terminals. The assets sold had a net book value of approximately $635,000. The Company recognized as income previously recorded deferred revenue related to the scrip terminals totaling $212,805, as well as an immaterial gain from the sale of the assets and the release from the related obligations.

      In January 1998 the Company acquired its Movie Vision division from Moviebar Company USA and Vectorvision, Incorporated. Movie Vision rents videocassettes, primarily containing motion pictures, through automated dispensing units in hotels.

      In May 1998 the Company acquired One Medical Services, Inc. (see Item 1 of this report). In July 1999 the Company licensed its rights to the One Medical Service Network to an unrelated third party for $1,377,000, of which $300,000 was paid by September 30, 1999, $267,000 of which is to be paid by January 5, 2000 and the remainder of which (810,000) will be paid in accordance with the terms an unsecured promissory note which bears interest at 7% per year. The principal due on the note is to be reduced by license royalties and other credits up to a maximum of $9,000 per month. Additionally, the third party assumed all of the operations of One Medical, including payroll and other operating expenses. This transaction will improve the Company's cash flow by eliminating overhead and providing for future licensing and royalty fee income.

      In November 1998 the Company acquired an world wide license to software programs and related technology known as the MedCard system. The MedCard system is an electronic processing system which consolidates insurance eligibility verification and processes medical claims and approvals of credit card and debit card payments in under 30 seconds through a single, small terminal or a personal computer. The MedCard system is a major component of the Company's JustMed.com division.

      Revenues from the MedCard System are generated from the sale of terminals, for verifying insurance eligibility and for processing insurance claims. Potential revenue sources include fees for credit card transactions processed through the terminal, fees for collection of receivables if the Company provides billing services, reimbursement by insurance carriers for submitting claims electronically, fees for using the system's referral program and fees for processing encounter data. The Company anticipates that the MedCard System will begin generating significant revenues during the year ending June 30, 2001.

Year Ending June 30, 1999

      During the year ending June 30, 1999, the Company's revenue increased as a result of the Company's expansion into financial processing (Link debit and scrip terminals), medical transaction processing (One Medical and MedCard divisions) and automated motion picture rentals (Movie Vision division). These business segments produced revenues of $625,801, $583,777 and $888,626, respectively for the year ended June 30, 1999. Comparable revenues from these segments for the year ended June 30, 1998 were substantially less since the full scale distribution of the Link debit and scrip terminals did not begin until April 1998, and the One Medical and MedCard divisions did not commence operations until May 1998 and November 1998, respectively. During the summer of 1999 the Company began directing its efforts toward its Justmed.com division. As a result of this change in focus, and as discussed above, the Company in June 1999 sold a major portion of its script terminals and in July 1999 the Company licensed its rights to the One Medical division. In connection with the sale of the financial processing division, the Company recognized $210,000 of deferred gross profit.

      Selling, Marketing and General and Administration expenses (including depreciation) increased to nearly $8,300,000 during the year ended June 30, 1999 compared to $5,900,000 in the prior year primarily due to the following:

1) The Company's financial processing, One Medical and Movie Bar divisions were in operation during all twelve months of fiscal 1999, compared to shorter periods in the prior year.
2) The Company acquired its MedCard division in November 1998. As a result, only operations for the twelve month period ending June 30, 1999 were affected by the expenses of this division.
3) Depreciation and amortization expense was $1,056,572 in the year ended June 30, 1999 compared to $474,372 in the prior period. A substantial portion of this increase was the result of depreciating assets related to the Company's ACDC operations for a full year compared to the prior year.
4) As a result of the sale of a portion of its financial processing division, the Company incurred approximately $140,000 of commission expense in the quarter ended June 30, 1999.
5) The Company incurred one-time expenses related to the closing of offices in New Jersey and Modesto, California offices and in the termination of offices leases Florida.
6) The Company expensed approximately $200,000 in additional reserves against note receivables deemed uncollectible at June 30, 1999. See Note 5 to the Company's June 30, 1999 Financial Statements.

      During the year ended June 30, 1999 stock-based compensation increased to $2,540,338, which was 50% greater than the prior period. The Company issued shares of its common stock to pay for the services provided by employees and outside consultants retained for a number of projects, including the development of the Company's website, internet healthcare web portal and e-commerce business applications.

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

      General and Administrative expenses as well as Selling and Marketing expenses increased due to the acquisition of Link, Movie Vision, and One Medical Service, the lease of the Company's production facility in Tampa and changes in the management of the Company.

      The following factors also contributed to the Company's loss during the year ended June 30, 1998:

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

      3) In March 1997, the Company entered into a License Agreement with Cancall Cellular Communications, Inc. ("Cancall") whereby the Company provided Cancall with a license to operate and/or distribute the Company's ACDC units, prepaid calling card machines and point-of-sale terminals. The Licensing Agreement also required Cancall to purchase a certain number of ACDC units and point-of-sale terminals from the Company. Between March and September 1997, the Company sold 30 ACDC units to Cancall for $705,000. In payment of the $500,000 licensing fee and the 30 ACDC units, Cancall issued 1,807,800 shares of it's Class B Preferred Stock to the Company. As of September 30,1997 the Company had valued the Cancall Preferred Stock at $1,310,000. Subsequent to September 30, 1997 the Company and Cancall determined that Cancall would not be able to comply with the terms of the Licensing Agreement. Accordingly, Cancall (i) agreed to rescind the licensing agreement and the sale of the ACDC units (ii) the equipment previously sold to Cancall were returned to the Company and (iii) an expense of ($764,000) was recorded which represented the profit previously recorded by the Company on the sale of the ACDC units and the recept of the licensing fee.

      4) Between June through September 1996 the Company sold 30 ACDC units to a master licensee in California resulting in gross revenues of $664,000. The

Company did not receive payment for the units, which were subsequently returned to the Company, and a reserve of $374,980 (the profit recognized for the units sold) was recorded for uncollected receivables.

      5) The Company recorded a valuation reserve ($200,000) for the Company's investment in Smartphone, a corporation which sold prepaid cellular telephones. The Company's investment represented a 10% interest in Smartphone. The Company wrote off its investment in Smartphone since Smartphone ceased operations and did not have any net worth.

      6) An increase in the ACDC depreciation and patent amortization rates due to the classification of ACDC machines as fixed assets and a full year of patent amortization.

Liquidity and Sources of Capital

    During the year ending June 30, 1999 the Company's operations used approximately $3,400,000 of cash. In order to fund its operating losses, the Company sold shares of its common stock and preferred stock in private placements. Approximately $1,400,000 was raised from the sale of preferred stock and approximately $2,500,000 was raised from the sale of 3,636,879 shares of common stock. The 3,636,879 shares of common stock were sold at discounts ranging from 11% to 60% of the then prevailing market price of the Company's common stock since the shares were restricted securities, as that term is defined in Rule 144 of the Securities and Exchange Commission. During fiscal year 1999, the Company also issued (i) 2,607,950 shares of common stock in exchange for services and equipment valued at $2,340,423, (ii) 2,260,675 shares of common stock in settlement of outstanding liabilities totaling $1,796,201, and (iii) 262,969 shares of common stock for other matters. The total shares issued during the year was 8,768,473.

      During the year ended June 30, 1999 the Company granted options and warrants for the purchase of 6,771,164 shares of common stock to officers, employees consultants and other third parties. The exercise prices of the warrants relating to 994,360 shares of common stock were below the then prevailing market price of the Company's common stock on the date the warrants were granted since the shares issuable upon the exercise of the warrants were restricted securities as that term is defined in Rule 144 of the Securities and Exchange Commission.

      Between July 1, 1999 and April 3, 2000, the Company raised approximately $6,100,000, net of expenses of approximately $659,000, from the sale of 6,562,645 shares of common stock at prices ranging from $.45 to $4.00 per share. A total of 3,090,000 of these shares were issued at prices below market since the shares were restricted securities. The Company also issued approximately 1,800,000 shares of common stock and received approximately $2,100,000 in cash as a result of the exercise of options and warrants at prices ranging between $.44 and $5.00 per share.

      Proceeds of $567,000 from the licensing of the One Medical Services Network were also used to fund the Company's operations.

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

      The Company's auditors stated in their report on the Company's financial statements for the year ended June 30, 1999 that due to the Company's recurring losses form operations there is substantial doubt as to the Company's ability to continue in business. The existence of such an explanatory paragraph in the auditor's opinion can make it more difficult for the Company to raise or borrow additional funds.

      Although  the  Company  has  reduced  its  cash  requirements  for  normal operations through the sale of the Link assets and the license of the One Medical Services Network, it will still need cash to fund operating losses during the year ending June 30, 2000. As of April 3, 2000 the Company had approximately $5,000,000 in cash. The Company believes that this amount will be sufficient to fund its operations, to purchase computer and telecommunications equipment required for expansion of the MedCard System, and the acquisition and operations of DCB as discussed in Item 1. In the event that the Company does not have adequate cash to purchase all of the computer and telecommunications equipment which it expects it will need, the Company is of opinion that it will be able to acquire a certain amount of the equipment through leasing arrangements or other financing sources. The Company may also be able to obtain additional funding, if necessary, by selling additional shares of its common stock. There can be no assurance, however, that the Company will be successful in obtaining additional funding.

      As of June 30, 1999 the Company had borrowed $250,000 under a bank line of credit, which was secured by a certificate of deposit. In July 1999, the Company redeemed the certificate of deposit and used the proceeds to pay amounts due under the line credit. The line of credit was then terminated.

      As of June 30, 1999, the Company had defaulted on the payment of convertible notes in the principal amount of $94,000. Subsequent to June 30, 1999, notes in the principal amount of $69,000 were converted into shares of common stock. A note with a balance of $25,000 remains unpaid as the Company is unable to locate the lender. With respect to the remaining notes payable as of June 30, 1999, $11,214 was paid, $343,905 was converted into 393,035 shares of common stock and the maturity on the balance ($70,000) was extended to November 1, 2000.

      The Company's long-term debt consists entirely of obligations under capital leases.

      In January 2000 the holders of the Company's Series C preferred shares converted the preferred shares into 3,490,000 shares of the Company's common stock. In payment of accrued dividends and other costs the Company made cash payments of $160,567 and issued 60,000 shares of its common stock plus warrants to the holders of the Series C preferred shares. The warrants allow the holders to purchase 132,000 shares of the Company's common stock at a price of $0.75 per share at any time prior to December 22, 2002. For assisting in arranging the conversion of the preferred shares, the Company issued 175,000 shares of common stock to a financial consultant.

Year 2000 Issue

      The "Year 2000" issue affects the Company's installed computer systems, network elements, software applications and other business systems that have time-sensitive programs that may not properly reflect or recognize the Year 2000. Because many computers and computer applications define dates by the last two digits of the year, "00" may not be properly identified as the Year 2000. This error could result in miscalculations or system failures. The Year 2000 issue does not materially affect the Company's computer systems, software or other business systems. The Company has conducted a review to identify areas that could be affected and has developed an implementation plan to ensure compliance. The Company believes that with modifications to existing software the issue will not pose significant operational concerns nor have a material impact on financial position or results of operations. The costs of modifications are not expected to be material and will be expensed as incurred. However, failures of computer systems maintained by third parties could have a material impact on the Company's ability to conduct business. The Company has requested that its major independent suppliers and support providers confirm that they will be Year 2000 compliant.

ITEM 7.  FINANCIAL STATEMENTS

      See the financial statements attached to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The Company's officers and directors are as follows:

      Name              Age               Position
      ----              ---               --------
      Mark Bennett      40             President and a Director
      Michael Malet     51             Executive Vice President and a Director
      Alan Ruben        43             Chief Accounting and Financial Officer
      David Breslow     55             Director
      Julio Curra       40             Director

      Each director holds office until his successor is duly elected by the stockholders. Executive officers serve at the pleasure of the Board of Directors.

      The following sets forth certain information concerning the past and present principal occupations of the Company's officers and directors and other key employees.

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

      Alan Ruben joined the Company as Chief Accounting and Financial Officer in October 1999. Prior to joining the Company, he was the Chief Financial Officer for Direct Container Line, Inc., an international shipping company. Previously Mr. Ruben was the Vice-President and Chief Financial Officer for Relsys International, Inc., a medical software development company. Mr. Ruben is a certified public accountant, licensed in the state of California. He began his career with Coopers & Lybrand and was in public accounting for eighteen years.

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

      Robert Stevens is the Company's Director of Development and Information Technology. He has been with the Company or its subsidiaries since 1994. Prior to joining the Company, Mr. Stevens was the Vice President of Development for three different companies. He was involved with a ten-year development effort on EZ-Fax, the first network fax server developed in 1984. He also spent seventeen years at IBM, primarily in their complex systems group.

     All of the Company's officers devote substantially all of their time on the Company's business. Mr. Breslow and Mr. Curra, as directors, devote only a minimal amount of time to the Company.

      Mr. Breslow and Mr. Curra are members of the Company's audit committee.

Change in Management

      In November 1997 Melvin Leiner, Darren Marks, James Caprio and Donald Marks resigned as officers and directors of the Company. David Barnhill also resigned as a director in November 1997. In November 1997 Mark Bennett was appointed President and Michael Malet was appointed Executive Vice President of the Company. Mark Bennett, Michael Malet, Chet Howard and George Pursglove remained directors of the Company. In September 1998 Cornelia Eldridge was appointed a director of the Company. In February 1999 Mr. Howard, Mr. Pursglove and Ms. Eldridge resigned as directors of the Company. In March 1999 David Breslow and Julio Curra were appointed directors of the Company. In October 1999, Alan Ruben was appointed Chief Accounting and Financial Officer after Ian Hart's employment contract as chief financial officer expired. In January 2000, Mr. Marvin Berger resigned as the Company's Vice President of Sales & Marketing.

ITEM 10.  EXECUTIVE COMPENSATION

      The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the fiscal years ended June 30, 1998 and 1999.


                                              Other Annual     Restricted    Options
    Name and         Fiscal   Salary   Bonus  Compensation    Stock Awards   Granted
Principal Position    Year      (1)     (2)       (3)              (4)         (5)
-------------------   ---------------------------------------------------------------

Mark Bennett,         1999   $128,482             $8,400            --      1,015,000
President and Chief   1998   $111,350    --       $8,400       $67,500        560,500
Executive Officer
Michael Malet,        1999   $112,462             $8,400            --        925,000
Vice President        1998   $100,923    --       $8,400       $58,500        457,000


(1) The dollar value of base salary (cash and non-cash) received.
(2) The dollar value of bonus (cash and non-cash) received.
(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property. Amounts in the table represent automobile allowances.

(4) Amounts reflect the value of the shares of the Company's common stock issued as compensation for services.

      The table below shows the number of shares of the Company's Common Stock owned by the officers listed above, and the value of such shares as of June 30, 1999.

      Name                                Shares            Value
      Mark Bennett                       224,900          $218,153
      Michael Malet                      117,400          $113,878

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

                                % of Total Options    Exercise
                   Options      Granted to Employees  Price Per   Expiration
 Name             Granted (#)     in Fiscal Year       Share         Date

Mark Bennett      1,015,000            33%             $0.82        4/16/04
Michael Malet       925,000            30%             $0.82        4/16/04

Option Exercises in Last Fiscal Year and Fiscal Year-End Values

                                               Number of        Value of Unexer-
                                          Securities Underlying  cised In-the-
                                          Unexercised Options    Money Options
                    Shares                  at June 30, 1999   at June 30, 1999
                  Acquired     Value          Exercisable/        Exercisable/
Name            on Exercise  Realized         Unexercisable       Unexercisable
                     (1)        (2)                (3)                 (3)
-------------------------------------------------------------------------------

Mark Bennett             --              --       1,575,500/--     $152,250/--
Michael Malet            --              --       1,382,000/--     $138,750/--

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

(4) For all unexercised options held as of June 30, 1999, the excess of the market value of the stock underlying those options (as of June 30, 1999) and the exercise price of the option

Long Term Incentive Plans - Awards in Last Fiscal Year

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

      5. The purchase price per share of Common Stock purchasable under an option is determined by the Board of Directors but cannot be less than the fair market value of the Common Stock on the date of the grant of the option (or 110% of the fair market value in the case of a person owning the Company's stock which represents more than 10% of the total combined voting power of all classes of stock).

Non-Qualified Stock Option Plans.

      The Non-Qualified Stock Option Plans authorize the issuance of options to purchase up to 3,000,000 shares of the Company's Common Stock less the number of shares already optioned under both this Plan and the Incentive Stock Option Plan. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by the Board of Directors but cannot be less than the market price of the Company's Common Stock on the date the option is granted.

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

Stock Bonus Plans.

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

Other Options

      During the year ended June 30, 1999 the Company granted Mark Bennett and Michael Malet options to purchase 1,015,000 and 925,000 shares respectively, of the Company's common stock. The options may be exercised at any time prior to April 16, 2004 at an exercise price of $0.82 per share. These options were not granted pursuant to the Company's Incentive or Non-Qualified stock option plans.

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

                                             Shares
                           Total Shares  Reserved for   Shares      Remaining
                            Reserved     Outstanding  Issued As   Options/Shares
Name of Plan               Under Plan     Options     Stock Bonus    Under Plan
------------                ---------- -------------- -----------   -----------

1998 Incentive Stock Option
   Plan                      1,500,000     688,000        N/A        812,000
1996 Non-Qualified Stock
     Option Plan             1,500,000     607,500        N/A        892,500
1998 Non-Qualified Stock
     Option Plan             1,500,000         --          N/A     1,500,000
1996 and 1998 Stock Bonus
  Plans                      1,500,000        N/A    1,497,625         2,375
1999 Stock Bonus Plan          900,000        N/A       46,571       853,429

Stock Bonuses

      The Company, in accordance with the terms of its Stock Bonus Plans, has issued shares of Common Stock to certain Company officers, employees and consultants. The following persons (including former officers and directors) received shares of the Company's common stock as stock bonuses:

                                       Shares Issued as Stock Bonus
    Name                      1996       1997       1998      1999       2000
    ----                      ----       ----       ----      ----       ----

Mark Bennett                                        18,750
Michael Malet                            5,000      16,250
Other employees and
   consultants as a grou    461,250    111,875     174,000   710,500     46,571
                            -------    -------     -------   -------     ------
                            461,250    116,875     209,000   710,500     46,571
                            =======    =======     =======   =======     ======

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of September 30, 1999, information with respect to the only persons owning beneficially 5% or more of the outstanding Common Stock and the number and percentage of outstanding shares owned by each director and officer and by the officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of Common Stock.
                                                             Percent of
Name and Address                     Shares Owned (1)         Class (2)
----------------                     -----------------      -------------

Mark Bennett                             224,900                 1%
18001 Cowan, Suite C&D
Irvine, CA 92614

Michael Malet                            117,400                  *
18001 Cowan, Suite C&D
Irvine, CA 92614

Marvin Berger                             65,000                  *
18001 Cowan, Suite C&D
Irvine, CA  92614

David Breslow                             10,000                  *
701 N. Brand, #380
Glendale, CA  91203

Julio Curra                                   --                 --
1767 Veterans Memorial Hwy. #6
Islandia, NY  11722                      _______               ____

Officers and Directors as a
  Group (6 persons)                      417,300                 3%
                                         =======               =====

*  Less than 1%

(1) Excludes shares issuable prior to December 31, 1999 upon the exercise of options or warrants granted to the following persons.

      Name                   Options exercisable prior to December 31, 1999
      ----                   ----------------------------------------------

      Mark Bennett                        1,575,500
      Michael Malet                       1,382,000
      Marvin Berger                          25,000
      David Breslow                          10,000
      Julio Curra                                --

(2) Excludes any shares issuable upon the exercise of any warrants or options or upon the conversion of any promissory notes or other convertible securities.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Effective January 30, 1998 the Company issued 550,000 shares of its common stock to the shareholders of Moviebar Company USA and Vectorvision, Incorporated in consideration for the acquisition of businesses collectively known as "Movie Vision." Movie Vision rents video cassettes, primarily containing motion pictures, through automated dispensing units in hotels. Movie Vision currently has video cassette dispensing machines in approximately 150 hotels in the United States. For financial statement purposes, the acquisition of Movie Vision was valued at $1,100,000. Mark Bennett, the President and a director of the Company, was shareholder of both Moviebar Company USA and Vectorvision, Incorporated and received 55,000 shares of the Company's common stock in connection with this transaction.

      During the fiscal 1998 the Company issued 18,750 shares of its common stock to David Markowski, a former officer and director of the Company, in consideration for services provided to the Company. The Company also issued Mr. Markowski 6,250 shares of common stock pursuant to the Company's stock bonus plan.

    During the year ended June 30, 1998, the Company acquired One Medical Services, Inc. David Breslow, a director of the Company, is the Executive Director of an entity that owned forty percent (40%) of the acquired company. One Medical Services was valued at $1,067,398. This transaction was completed before Mr. Breslow became a member of the Company's Board of Directors.

      See "Stock Option and Bonus Plans" in Item 10 of this report for information concerning stock options and stock bonuses granted to the Company's present officers and directors.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Number     Exhibit                                       Page Number

 3.1    Certificate  of Incorporation                        (1)

3.1.1   Amendment to Certificate of Incorporation            (3)

3.2   Bylaws of the Company                                  (1)

4.1   Incentive Stock Option Plan                        __________

4.2   Non-Qualified Stock Option Plans                   __________

4.3   Stock Bonus Plans                                  __________

10.5  July 1999 Licensing Agreement relating
        to One Medical System                            __________

23    Consents of Accountants                          Previously Filed

27    Financial Data Schedule                          Previously Filed

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

                              FINANCIAL STATEMENTS

                   SIMS COMMUNICATIONS, INC. AND SUBSIDIARIES


                                Table of Contents


                                                                        Page

Independent Auditors' Report............................................F - 1

Financial Statements

   Consolidated Balance Sheet...........................................F - 3

   Consolidated Statements of Operations................................F - 4

   Consolidated Statements of Stockholders' Equity......................F - 5

   Consolidated Statements of Cash Flows................................F - 6

Notes to Consolidated Financial Statements..............................F - 7

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SIMS Communications, Inc. and Subsidiaries as of June 30, 1999 and the results of their operations and cash flows for the years ended June 30, 1999 and 1998 in conformity with generally accepted accounting principles.

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




                                       Ehrhardt Keefe Steiner & Hottman PC
August 19, 1999
Denver, Colorado

                   SIMS COMMUNICATIONS, INC. AND SUBSIDIARIES



                           Consolidated Balance Sheet
                                  June 30, 1999

                                       Assets
Current assets
   Cash and cash equivalents                                         $  189,772
       Restricted cash (Note 7)
                                                                        250,000
   Accounts receivables, less allowance for doubtful                    250,913
    accounts of $31,811
   Inventories                                                          464,074
   Prepaid expenses                                                     100,337
   Notes receivable, current portion (Note 5)                           150,000
                                                                     ----------
         Total current assets                                         1,405,096

Property and equipment, net (Note 4)                                  2,059,602
                                                                     ----------

Other assets
   Notes receivable less allowance of $575,062 (Note 5)                 241,200
   Licensing rights, net of accumulated amortization of                 885,558
$38,500
   Patents, net of accumulated amortization of $189,446                 327,299
   Royalty advances (Note 3)                                            515,907
   Goodwill, net of accumulated amortization of $136,070                819,299
(Note 3)
   Other                                                                120,901
         Total other assets                                           2,910,164

Total assets                                                         $6,374,862

                        Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                                  $  649,154
   Accrued expenses                                                     622,820
   Bank line of credit (Note 7)                                         250,000
   Notes payable (Note 8)                                               519,119
   Current obligations under capital leases (Note 8)                     43,432
   Dividends payable                                                     58,025
                                                                     ----------
         Total current liabilities                                    2,142,550

Long-term liabilities
   Obligations under capital lease (Note 8)                             125,706
                                                                     ----------

         Total liabilities                                            2,268,256
                                                                     ----------
Commitments and contingencies (Notes 2 and 14)

Stockholders'  equity (Notes 10, 11 and 12) Preferred stock,
 Series A, B and C, $.001 par value,
    152,600 shares authorized - 50,000(A),
    100,000 (B), 2,060  (C)  10,995  shares
    issued  and  outstanding  at  June 30, 1999
    (liquidation preference of $1,930,000)                                   11
   Common stock $.0001 par value 40,000,000 shares
    authorized, 16,727,506 issued and outstanding                         1,673
   Additional paid in capital                                        31,668,851
   Accumulated deficit                                              (27,563,929)
                                                                    -----------
         Total stockholders' equity                                   4,106,606
Total liabilities and stockholders' equity                           $6,374,862



                 See notes to consolidated financial statements.

                      Consolidated Statements of Operations


                                                            Year Ended June 30,
                                                           1999          1998
                                                          -------        ------
Revenue (Note 13)
   Telecommunications                                 $  142,672     $  446,524
   Financial processing                                  625,801        147,533
   Automated movie rentals                               888,626        371,416
   Medical transaction processing                        583,777         15,478
                                                       -----------    ---------
        Total revenue                                  2,240,876        980,951
                                                      -----------    -----------

Cost of services                                         697,481        523,479
                                                      -----------    -----------

Gross profit                                           1,543,395        457,472
                                                      -----------   -----------

Operating expenses
   General and administrative (Note 11)                6,101,305      4,405,486
   Depreciation and amortization                       1,057,908        474,372
   Selling and marketing                               1,164,761      1,058,252
   Loss on termination of licensing and equipment             --        764,000
   agreement (Note 6)
   Research and development                                   --         32,760
   Litigation settlement (Note 14)                            --        444,300
                                                      -----------      --------
        Total expenses                                 8,323,974      7,179,170
                                                     -----------    -----------

Operating loss                                        (6,780,579)    (6,721,698)
                                                      -----------    -----------

Other income (expense)
   Interest expense                                     (337,153)      (158,263)
   Interest income                                        28,772         28,424
   Loss on write down of investment (Note 6)                  --       (200,000)
   Other                                                      --          5,526
                                                     -----------     ----------
                                                        (308,381)      (324,313)

Loss from continuing operations before income taxes   (7,088,960)    (7,046,011)

Income tax benefit (Note 9)                                   --             --
                                                      -----------      --------

Net loss from continuing operations                   (7,088,960)    (7,046,011)

Net loss from discontinued operations (Note 16)               --        (63,737)
                                                      -----------    ----------

Net loss                                              (7,088,960)    (7,109,748)

Preferred stock dividend                                  58,025             --
                                                      -----------      --------

Net loss applicable to common shareholders           $(7,146,985)   $(7,109,748)
                                                      ===========    ===========

Basic and diluted loss per common share from
 continuing                                          $     (0.67)   $     (1.78)
                                                      ===========    ==========
operations

Basic and diluted loss per common share from         $        --    $     (.01)
                                                     ===========      ==========
 discontinued operations

Basic and diluted net loss per common share          $     (0.67)   $    (1.79)
                                                      ===========   ===========

Weighted  average  common shares  outstanding
 (Notes 11 and 12)                                    10,602,609      3,961,389
                                                     ===========    ===========

                 See notes to consolidated financial statements.

                   SIMS COMMUNICATIONS, INC. AND SUBSIDIARIES

                 See notes to consolidated financial statements.

                                      F - 4
                 Consolidated Statements of Stockholders' Equity
                       Years Ended June 30, 1999 and 1998

                                            Preferred Stock
                                  Series A and B            Series C          Common Stock
                                                                                               Additional
                                Number                 Number               Number              Paid-in    Accumulated
                               of Shares   Amount     of Shares   Amount  of Shares    Amount   Capital     Deficit         Total

Balance June 30, 1997           125,250    $  125          --     $   --   2,120,499   $  212   15,134,68  $(13,307,196) $1,827,824

Issuance of common stock in
connection with acquisitions
   (Notes 3 and 12)                  --        --          --         --     692,350       69   1,327,691            --   1,327,760
Issuance of common stock for
cash (ranging from $.80 to
   $1.00) net offering costs
of $633,421 (Note 12)                --        --          --         --   2,246,500      225   1,475,855            --   1,476,080
Issuance of  common  stock for
conversion  of notes  payable
 to  investors  in connection
with a Regulation S offering, net
of expenses of $162,956 (Note 12)    --        --          --        --      846,827       85     936,959           --      937,044
Issuance of common stock in
exchange for services (Note 12)      --        --          --        --    1,015,749      102   1,696,134           --    1,696,236
Unearned compensation expense
  (Note 12)                          --        --          --        --           --       --    (136,475)          --     (136,475)
Issuance of common stock upon
conversion of notes payable
 and interest (Note 12)              --        --          --        --      506,791       50     707,039           --      707,089
Issuance of common stock upon
 conversion of former officer
 notes payable and accrued
 salaries (Note 12)                  --        --          --        --      230,317       23     419,174           --      419,197
Issuance of common stock in
connection with litigation
settlement (Notes 12 and 16)         --        --          --        --      300,000       30     309,270           --      309,300
Imputed value of stock option
grants in exchange for consulting
 and other services (Note 12)        --        --          --        --           --       --     775,902           --      775,902
Net loss for the year ended
 June 30, 1998                       --        --          --        --           --       --          --   (7,109,748)  (7,109,748)
------------------------------------------------------------------------------------------------------------------------------------
Balance - June 30, 1998          125,250      125          --        --    7,959,033      796  22,646,232  (20,416,944    2,230,209
Issuance of common stock
 for cash ranging from $.44 to
 $1.00 per share, net of
 $307,925 of offering costs           --       --          --        --    3,636,879      364   2,552,748           --    2,553,112
Issuance of preferred stock at
$1,000 per share, net of
$253,154 and issuance of
common stock for offering costs       --       --        1,745        2      134,769       13   1,446,830           --    1,446,845
Issuance of common stock for
services and equipment                --       --           --       --    2,607,950      261   2,340,162           --    2,340,423
Issuance of common stock for
accounts payable                      --       --           --       --      150,700       15     123,415           --      123,430
Imputed value of stock option
grants in exchange for
consulting and other services         --       --           --       --           --       --     424,671           --      424,671
Issuance of common stock for
conversion of notes payable,
 franchise deposits and accrued
  interest                            --       --           --       --    2,109,975      211   1,672,786           --    1,672,997
Issuance of common stock and
warrants in connection with
  MedCard acquisition                 --       --           --       --      100,000       10     461,894           --      461,904
Conversion of Preferred Stock   (116,000)    (116)          --       --       28,200        3         113           --           --
Dividend on Series C Preferred
  Stock                               --       --           --       --           --       --          --      (58,025)     (58,025)
Net loss for the year ended
  June 30, 1999                       --       --           --       --           --       --          --   (7,088,960)  (7,088,960)
                                ----------------------------------------------------------------------------------------------------
Balance - June 30, 1999            9,250     $  9        1,745    $   2   16,727,506  $ 1,673  $31,668,851 $(27,563,929) $4,106,606
                                 ==================================================================================================


                       SIMS COMMUNICATIONS, INC. AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements



                                           F - 40
                               Consolidated Statements of Cash Flows


                                                             Year Ended June 30,

                                                          1999             1998
                                                     -----------      ----------
Cash flows from operating activities
   Net loss                                        $(7,088,960)     $(7,109,748)
                                                   -----------      -----------
   Adjustments to reconcile net loss to net cash
    used in operating activities
     Depreciation                                      812,816          400,552
     Amortization                                      245,092           73,820
     Imputed value of options granted for services     424,671          127,661
      and interest
     Impairment of investment                               --          200,000
     Termination of licensing and equipment                 --          764,000
agreement
     Provision for uncollectible notes receivable       178,387         400,902
     Officer salaries converted to equity                    --         419,197
     Stock issued for services, interest, and in
      connection with litigation settlement           2,425,072       1,869,061
     Changes in assets and liabilities
       Accounts and other receivables                  (126,156)        167,832
       Inventories                                      (11,601)         51,574
       Prepaid expenses                                  (7,670)        113,193
       Royalty advances                                (515,907)             --
       Accounts payable                                 229,526        (147,349)
       Accrued expenses                                  40,425        (103,339)
       Franchise deposits and customer deposits              --         (11,493)
                                                        ----------   ----------
                                                      3,694,655       4,325,611
         Net cash used in operating activities       (3,394,305)     (2,784,137)
                                                     ----------      ----------

Cash flows from investing activities
   (Advances) repayments on notes receivable, net            --         (54,372)
   Acquisition costs paid, net of cash acquired        (462,154)       (424,095)
   Capital expenditures                                 (57,398)        (34,122)
   Change in other assets                                 5,851          62,664
                                                      ----------      ----------
         Net cash used in investing activities         (513,701)       (449,925)
                                                      ----------      ----------

Cash flows from financing activities
   Proceeds from issuance of long-term debt              537,892        805,459
   (Payments on) proceeds from officer advances               --        (65,809)
   Payments under capital lease obligation              (127,216)       (10,200)
   Proceeds from issuance of common and preferred      3,999,957      2,820,781
stock, net
   Payments on long-term debt                           (326,733)      (348,191)
         Net cash provided by financing activities     4,083,900      3,202,040

Net increase (decrease) in cash                          175,894        (32,022)

Cash and cash equivalents at beginning of year           263,878        295,900
                                                      ----------      ----------

Cash and cash equivalents at end of year              $  439,772     $  263,878
                                                       ==========     ==========

Supplemental disclosure of cash flows information

Cash paid during the year for interest was $164,167 (1999) and $169,345 (1998).

Non-cash investing and financing activities (Note 15)


                 See Notes to Consolidated Financial Statements

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

Principles of Consolidation

The consolidated financial statements include the accounts of SIMS COMMUNICATIONS, Inc. and its wholly owned subsidiaries SIMS Franchise Group Inc., SIMS Communications International, Inc., Link International Technologies, Inc., New View Technologies, Inc. and JustMed.com, Inc. Additionally, the consolidated financial statements include the accounts of One Medical Service, Inc., Moviebar Company USA, Inc., and Vector Vision, Inc. since their respective dates of acquisition. The financial statements also include the operations of the Company's MedCard division from the date of the acquisition of the licensing rights (Note 3). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Antidilutive securities excluded from dilutive earnings per share.

        Security                    Price          Shares      Expiration Date

Stock options and warrants    $0.44  -  $13.00     9,988,429     7/1999-12/2006
Convertible Preferred Stock   $1.28  -  $  1.50    1,249,271         10/2001

Licensing Rights

Licensing rights capitalized in connection with the MedCard licensing agreement are being amortized over the length of the agreement of fifteen years.

Goodwill

The excess of the cost of the net tangible and identifiable intangible assets of acquired businesses is stated at cost and is being amortized over seven years.

Revenue Recognition

Revenues from the sale of intelligent vending equipment are recognized upon delivery of the equipment. Revenue from the sale of MedCard units is recognized upon shipment of the unit. Revenue is recognized upon the sale of phone cards at the time of the sale. Revenue on the rental of cellular phones through ACDC machines is recognized at the time the rental is completed. Processing fees related to medical transactions and financial processing are recognized as revenue at the time the transaction is completed. Deferred revenue on equipment, which has been sold and leased back, is recognized over the term of the resulting lease. Automated movie rental revenues are recognized at the time of rental and upon delivery of prepaid movie cards (where applicable).

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

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and receivables. The Company places its cash investments with high credit quality financial institutions and, by policy limits the amount of credit exposure to any one institution. The Company grants credit to hotels that the Company has placed automated movie rental units in. The Company periodically performs credit analysis and monitors the financial condition of its clients in order to minimize credit risk. Additionally, the Company attempts to limit its note receivable credit risk by maintaining sufficient collateral, which consists of the equipment which gave rise to the original note, when available.

Reclassifications

Certain   accounts  in  the  June  30,  1998  financial   statements  have  been
reclassified to conform to the June 30, 1999 presentation.

Note 2 - Continued Operations

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. During the year ended June 30, 1999, the Company continued to suffer recurring losses from operations in excess of $7,000,000, resulting in an accumulated deficit of approximately $27,500,000. Subsequent to June 30, 1999, the Company has raised approximately $400,000 in private placement offerings and is continuing to look for additional equity capital. Additionally, the Company has entered into an Exclusive License Agreement with an outside party for its One Medical Services, Inc. subsidiary whereby it will receive $567,000 over the next six months and an 8% 7-year note payable in the amount of $810,000 (see Note 17). There can be no assurances however that the Company will be successful in obtaining additional equity financing, if needed, or if available on terms satisfactory to the Company, or be able to generate significant profits from the operations described above. If the Company is unable to raise additional equity capital or unable to generate profits from operations, it may not be able to continue as a going concern.

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

Note 3 - Acquisitions

Moviebar Company USA, Inc. and Vector Vision, Inc.

In January 1998, the Company purchased the net assets of Moviebar Company USA, Inc. and all of the outstanding stock of Vector Vision, Inc., valued at $1,126,714 in exchange for 550,000 shares of the Company's common stock. Additionally, the Company issued options to purchase 25,000 shares of the Company's common stock at $ 2.20 per share (Notes 10 and 11). The acquired companies rent motion picture video cassettes through automated dispensing units that are located in hotels throughout the United States. The acquisitions were accounted for under the purchase method of accounting.

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

One Medical Services, Inc.

In June 1998, the Company purchased all of the outstanding stock of One Medical Services, Inc., ("One Medical") valued at $1,067,398 in exchange for 142,350 shares of the Company's common stock and additional consideration detailed below. Additionally, the Company issued warrants to purchase 187,500 shares of the Company's common stock at $ 2.00 per share (Notes 10 and 11). The Company has also agreed to issue to the former owners of One Medical up to 1,485,000 additional shares of common stock depending on the future operating results of One Medical. One Medical, has developed, in conjunction with the Company, a communications and transaction platform which allows pharmacies, insurance companies, medical providers and suppliers to process transactions through a Debit Link terminal for such items as ordering, medical reimbursement approval and payment. The acquisition was accounted for under the purchase method of accounting.

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

Subsequent to June 30, 1999, the Company has licensed the One Medical Services technology to an outside party (see Note 17).

MedCard Management Systems, Inc.

In November, 1998, the Company purchased certain assets of MedCard Management Systems, Inc. of Islandia, New York ("MedCard"), along with the licensing rights to the MedCard name and the MedCard System software and network for fifteen years. The term of the agreement may be extended after fifteen years for ten successive one-year periods. The MedCard System is a comprehensive electronic processing system that consolidates insurance eligibility verification and processes medical claims and approval of credit card/debit card payments within 30 seconds. Consideration for the transaction included cash of $450,000, 100,000 shares of restricted common stock valued at $1.28 per share, which approximated market, and warrants to purchase 350,000 shares of common stock with an imputed value of $333,904. At June 30, 1999, licensing rights related to the agreement totaled $885,558 net of $38,500 of accumulated amortization.

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

Note 4 - Property and Equipment

Property and equipment consist of the following:

                                                            June 30,
                                                             1999
   Property and equipment
      Vehicles                                           $   20,608
      Furniture and fixtures                                137,209
      Machinery and equipment                             3,497,529
      Software                                              100,450
      Less accumulated depreciation and amortization     (1,696,194)

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

As of June 30, 1997, the Company had sold equipment to a customer for a total sales price of $664,000. The total amount of $664,000 is payable under the terms of a note receivable which bears interest at 8.5%. Principal and interest is payable commencing by December 31, 1997 in equal monthly installments of approximately $14,000 through November 30, 2002. No payments have been received as of June 30, 1999. Accordingly, the Company has recorded an allowance of $452,800 which reduces the net balance to $211,200, which approximates the value of the underlying collateral.

The Company has an unsecured note receivable for $30,000, which was collected in October 1999.

The Company has a note receivable from an entity owned entirely by former officers of the Company, with a balance of $122,262. This amount has been fully reserved against because collection is considered to be unlikely and the Company does not have any collateral for this note.

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

Note 7 - Bank Line of Credit

The Company maintains a secured revolving line of credit with a bank for up to $250,000. The balance at June 30, 1999 was $250,000. The line-of-credit is secured by a restricted certificate of deposit with a balance at June 30, 1999 of approximately $250,000. The line-of-credit bears interest at 5.77% payable monthly. The line-of-credit expired June 5, 1999 and on July 13, 1999, the Company voluntarily redeemed the certificate of deposit and applied the proceeds toward repayment of the credit line principal and accrued interest in full.

Note 8 - Notes Payable and Capital Leases
                                                               June 30, 1999
8.0%  convertible  notes  payable -  individuals,
interest  payable  quarterly, principal  due at
maturity  dates  ranging  from August 1997 to
May 1998.  Debt includes  conversion to common
stock feature with conversion rates ranging from
 $1.25 to $2.50 per share.  Currently in default                   94,000

Note payable - individual,  non-interest bearing
payable in monthly installments of $1,500 through
 June 2000.                                                        37,500

Note payable - franchisee,  bearing interest at 10%,
 principal and interest due October 31, 1999; debt
 includes  conversion  to common stock feature at $.875
 per share.                                                       317,619

Convertible  Bridge  Financing  Note  -  corporation,
 bearing  interest  at 4%, principal and interest due
July 28, 1999. Debt includes conversion to common
 stock feature at $.70 per share.                                 70,000
                                                              ----------

Total current maturities                                      $  519,119
                                                              ==========

Capital Leases

The Company leases various office and other equipment which are accounted for as capitalized leases. The following is a schedule of future minimum capital lease payments together with the net present value of the minimum lease obligation as of June 30, 1999.

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

                                                          $125,706

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

The principal temporary differences that will result in deferred tax assets and liabilities are certain expenses and losses accrued for financial reporting purposes not deductible for tax purposes until paid, depreciation for tax purposes in excess of depreciation for financial reporting purposes and the deferral of franchise costs and franchise sales revenues for financial reporting purposes which are recognized for tax purposes in the period paid. The effect of the differences outlined above and the benefit of the Company's net operating loss carryforward generated a long-term deferred tax asset that totals approximately $8,800,000 and has been reduced 100% by a valuation allowance because of a lack of profitable operating history. Accordingly, there is no net deferred tax asset reflected in the accompanying consolidated financial statements. The Company will continue to assess the valuation allowance and to the extent it is determined that it is more likely than not that the tax benefits will be realized, the tax benefit of the remaining net deferred assets will be recognized at that time.

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

                                                      Shares
                                     Total Shares   Reserved for   Shares Issued       Remaining
                                      Reserved      Outstanding      as Stock        Shares/Options
                                     Under Plans     Options          Bonus           Under Plan

1998 Incentive Stock Option Plan    1,500,000        688,000          N/A               812,000

1996 Non-Qualified Stock            1,500,000        607,500          N/A               892,500
   Option Plan

1998 Non-Qualified Stock            1,500,000             --          N/A             1,500,000
   Option Plan

1996 and 1998 Stock Bonus           1,500,000            N/A     1,497,625                2,375
    Plans
1999 Stock Bonus Plan                 500,000            N/A            --              500,000


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

Non-Qualified Stock Option Plans

The Non-Qualified Stock Option Plans collectively authorize the issuance of options to purchase up to 3,000,000 shares of the Company's Common Stock. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plans, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price and expiration date are determined by the Board of Directors .

The following is a summary of options granted:

                                             Non-
                                          Qualified   Options and                                               Weighted
                              Incentive      Stock     Warrants         Weighted                                  Average
                                Stock     Options      Issued Not       Average     Weighted                   Exercise Price
                             Options and     and      Related to a     Exercise      Average      Currently      Currently
                               Warrants   Warrants        Plan           Price    Fair Value    Exercisable    Exercisable
                                ---------  --------   ------------     --------  -----------    -----------    -------------

Outstanding June 30, 1997       683,500     10,000      250,765        $   4.96                    944,265       $   4.96

 Options   and   warrants      (161,000)        --           --           (4.00)
     expired or cancelled
 Options  transferred
   between Plans               (522,500)   522,500           --            4.86
   Options   and   warrants          --     75,000    2,362,000            1.73        1.17
   granted                     ---------   -------   -----------     ----------   ---------

Outstanding June 30, 1998            --    607,500    2,612,765            2.56                  3,220,265           2.56

Options   and   warrants             --         --           --
 expired or forfeited            (3,000)
   Options   and   warrants     691,000         --    6,080,164           1.04         .69
  granted                     ----------   ---------    ----------     ----------   ---------

Outstanding June 30, 1999       688,000    607,500    8,692,929       $   1.53                   8,840,429     $     1.61
                             ===========  =========   ==========     ==========                  =========      =========

                                                                                            June 30,1999
                              Options and Warrants Outstanding                  Options and Warrants Exercisable
                                                                   Weighted
                                                    Weighted        Average                           Weighted
                                    Number           Average       Remaining         Number           Average
                                  Outstanding       Exercise      Contractual     Exercisable      Exercise Price
Range of Exercisable Price                            Price           Life

$.44 - $3.00                       9,064,614           1.15           3.50         7,916,614        $    1.18
$4.00 - $8.00                        872,565           4.91           3.96                               4.91
                                                                                     872,565
$10.00 - $13.00                       51,250          11.76            .22            51,250            11.76
                                 -------------    -------------    -------------    -------------    -------------

                                   9,988,429           1.53           3.52         8,840,429        $    1.61
                                 =============    =============    =============    =============    ==========

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

Stock Bonus Plans

Up to 2,000,000 shares of Common Stock may be granted under the Stock Bonus Plan. Such shares may consist, in whole or in part, of authorized but unissued shares, or treasury shares. Under the Stock Bonus Plans, the Company's employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares; provided, however, that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. As of June 30, 1999, 1,497,625 shares of the Company's common stock have been issued under the Stock Bonus Plans.

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

The Company issued 2,607,950 shares of its common stock for $2,340,423 of services and equipment received.

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

The total value of the above-mentioned stock and warrants that is included in general and administrative expenses in the accompanying consolidated statement of operations was $2,540,338 during the year ended June 30, 1999.

During the year ended June 30, 1998, the following equity transactions occurred:

The Company acquired all of the outstanding stock of Vector Vision, Inc. and the net assets of MovieBar Company USA, Inc. valued at a combined $1,100,000 in exchange for 550,000 shares of the Company's common stock (Note 3).
Additionally, the Company issued options to purchase 25,000 shares of the Company's common stock at $2.20. These options expire January 2003. These options have an imputed value of $26,714 that was allocated to the value of the assets as part of the purchase price.

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

The Company issued 2,246,500 shares of the Company's common stock at rates ranging from $.80 per share to $1.00 per share in private placements raising $1,476,080 net of $254,546 in offering related expenses and $407,657 of imputed option value. Additionally, the Company issued options to purchase 354,000 shares of the Company's common stock at rates ranging from

$.80 to $2.00. These options expire May 2000 and January 2002. These options have an imputed value of $407,657 that was included in offering expenses.

The Company sold $1,100,000 of convertible notes to investors in connection with a Regulation S offering raising $937,044 net of $162,956 in related expenses. These notes were converted to 846,827 shares of the Company's common stock.

The Company issued 1,015,749 shares of the Company's common stock for $1,696,236 of professional services and consulting received. 265,000 shares of the stock issued have a two year vesting period. As such, $136,475 of unearned compensation expense has been recorded and will be amortized to expense over a one-year period. Additionally, the Company issued options to purchase 110,000 shares of the Company's common stock at rates ranging from $1.00 to $5.00. These options expire January 2003. $127,661 of expense has been recognized based on imputed values ranging from $.84 to $1.33 per option.

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

The total value of the above-mentioned stock and warrants that is included in general and administrative expenses in the accompanying consolidated statement of operations was $1,687,422 during the year ended June 30, 1998.

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

Operating results and other financial data are presented for the four reportable segments of the Company for the years ended June 30, 1999 and 1998. Net revenue includes sales to external customers within that segment. There are no significant transfers between segments. Cost of goods sold includes costs associated with net revenue within the segments. Depreciation and amortization includes expenses related to depreciation and amortization directly allocated to the segment. Segment income (loss) does not include general and administrative expenses, selling and marketing, other operating expenses, other income (expense) items or income taxes. Identifiable assets are those assets used in segment operations, which consist primarily of cash, receivables, inventory, prepaid expenses, machinery, equipment, licensing rights and goodwill. Corporate assets are principally patents.

                                                                 Medical
                      Tele-         Financial    Automated    Transaction   Corporate
                    Communications  Processing   Movie Rental  Processing   And Other      Consolidated

June 30, 1998:

Net revenues         $  446,524    $ 147,533    $ 371,416     $  15,478      $      -       $ 980,951

Cost of services     $  245,468    $ 128,133    $ 145,040     $   4,838      $      -       $ 523,479

Depreciation and
 amortization        $  245,700    $       -    $  94,058     $       -      $134,614       $ 474,372

Selling, General
 & Administrative                                                         $ 7,029,111      $7,029,111

Loss from            $  (44,644)   $  19,400    $ 132,318     $  10,640   $(7,163,725)    $(7,046,011)
 continuing
 operations
 before income
 taxes

Identifiable         $2,224,685    $ 467,962    $1,450,122    $1,058,714     $401,268      $5,602,751


Note 13 - Business Segments (cont'd)

June 30, 1999:

Net revenues         $  142,672    $ 625,801    $ 888,626     $ 583,777     $     -    $2,240,876

Cost of services     $   86,252    $ 236,517    $ 243,512     $ 131,200     $     -     $ 697,481

Depreciation and
 amortization        $  504,686    $ 117,768    $ 223,839     $ 136,458     $ 75,157   $1,057,908

Selling, General
 & Administrative                                                        $ 7,574,447   $7,574,447

Loss from            $ (448,266)   $ 271,516    $ 421,275     $ 316,119  $(7,649,604) $(7,088,960)
 continuing
 operations
 before income
 taxes

Identifiable         $1,812,851    $ 573,362    $1,197,108    $2,464,242    $327,279   $ 6,374,862


Product or Service Type     Year Ended June 30, 1999   Year Ended June 30, 1998
-----------------------     ------------------------   ------------------------
                                 $          0              $   103,774
Rental of  cellular
     telephones
Activation     fees     for
cellular telephones                         0                  158,309
Sale  of  prepaid   calling            89,635                  144,457
cards
Sale   of   long   distance
telephone service                           0                   39,984
Financial        processing           625,801                  147,533
revenue
Movie rentals                         888,626                  371,416
One medical revenues                  156,712                   15,478
MedCard system                        427,065                        0
Other                                  53,037                        0
Total                            $  2,240,876              $   980,951

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

Additionally, the Company has entered into three year employment agreements with another officer and two other employees. These agreements amount to a total of $187,000 in annual base compensation. In connection with these agreements, 43,274 shares of the Company's common stock and options to purchase up to 34,000 shares of the Company's common stock at rates ranging from $1.00 to $2.00 were issued. These agreements are automatically renewable for a period of two years after the third anniversary date. As additional compensation, each individual is entitled to receive an incentive bonus computed based upon annual performance criteria as determined in the applicable agreements and is entitled to certain other benefits, including such items as an automobile allowance, health and life insurance, vacation and sick pay benefits. One of the agreements entitle the individual to additional compensation of $92.50 for each POS

Employment Agreements (cont'd)

transaction automation terminal placed in service or sold. Effective June 10, 1999, the Company and this employee terminated the employment agreement.

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

A suit has been filed against the Company by a former employee for damages totaling $269,000. Management believes the claim is without merit and has filed a counterclaim against the plaintiff charging criminal wrongdoing.

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

Note 17 - Subsequent Event

On July 20, 1999, the Company entered into an agreement with a corporation for the exclusive licensing rights to market the One Medical Service system. The Company received $200,000 upon execution of the document and will receive an additional $367,000 over the following six months. The Company also received a 7-year 8% unsecured note receivable, in the amount of $810,000, as part of the transaction. The note shall be paid off by monthly royalty payments to the Company and other scheduled payment amounts over its term. The Licensee can convert the monies paid for royalty and licensing fees into an eighty-one percent (81%) ownership in One Medical Service. It can also acquire the remaining nineteen percent (19%) for the greater of $132,000 or the fair market value of such interest. The Licensee also agreed to acquire the inventory, pay $200,000 of accounts payable and assume the salaries and other overhead associated with the One Medical operation.

                                   SIGNATURES


    In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of April 2000.

                                     SIMS COMMUNICATIONS, INC.
                                     By   /s/ Mark  Bennett
                                     Mark Bennett, President

                                    By  /s/  Alan Ruben
                                   Alan Ruben , Principal Financial Officer and
                                    Chief  Accounting Officer

         In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                            Title                    Date

 /s/ Mark Bennett
Mark Bennett                        Director             April 18, 2000

 /s/ Michael Malet
Michael Malet                       Director             April 18, 2000

 /s/ David Breslow
David Breslow                       Director             April 18, 2000


Julio Curra                         Director

                                  FORM 10-KSB/A

                                    EXHIBITS

                            SIMS Communications, Inc.
                             18001 Cowan, Suites C&D
                                Irvine, CA 92614