Form 10QSB/A
period 1999-09-30
MEDCOM USA INC
filed 2000-04-21
CIK 907127

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

As of November 12,1999 the Company had 19,882,907 shares of Common Stock issued and outstanding.

                               PART I. FINANCIAL INFORMATION

Part  1.    Financial Information

Item 1.       Index to Financial Statements

MEDCOM USA, INC.
CONSOLIDATED FINANCIAL STATEMENTS                                 Page

Consolidated Balance Sheets at
      September 30 1999 and June 30, 1999                         3-4
Consolidated Statements of Operations for the Three Months
       Ended September 30, 1999 and 1998                            5
Consolidated Statement of Cash Flows for the
    Three Months Ended  September 30, 1999 and 1998                 6
Consolidated Statement of Stockholders' Equity
      for the Three Months Ended September 30, 1999                 7
Notes to Consolidated Financial Statements.                      8-15

Management's Discussion and Analysis  of
     Financial Condition and Results of
Operations.                                                     15-17



Part II.    Other Information                                     18

MEDCOM USA, INCORPORATED AND SUBSIDIARIES
   CONSOLIDATED BALANCE SHEETS

                                                     SEPTEMBER 30,   JUNE 30,
                                                          1999         1999
                  ASSETS
CURRENT ASSETS

  Cash and cash equivalents                             $26,906      $189,772
  Restricted cash (Note 2)                                   --       250,000
  Accounts receivable, less allowance for
    doubtful accounts of $28,879                        307,751       250,913
  Inventories (Note 5)                                  430,297       464,074
  Prepaid expenses and other  current assets          103,979         100,337
  Notes receivable, current portion  (Note 5)         495,000         150,000
                                                      -------         -------

         Total Current Assets                       1,363,933        1,405,096

PROPERTY AND EQUIPMENT,
  Property & Equipment net of accumulated
    depreciation of $1,889,798 at September 30,
     1999 and $1,696,194 at June 30, 1999           2,149,185        2,059,602

OTHER ASSETS
 Notes receivable, less allowance of $575,062         965,700         241,200
 Licensing rights, net of accumulated amortization    870,153         885,558
 Patents, net of accumulated amortization             310,594         327,299
 Royalty advances                                     555,880         515,907
 Goodwill, net of accumulated amortization            546,580         819,299
 Other                                                103,044         120,901
                                                      -------         -------

         Total Other Assets                         3,351,951       2,910,164

         Total Assets                              $6,865,069      $6,374,862
                                                   ==========      ==========









                       See notes to consolidated financial statements

MEDCOM USA, INCORPORATED AND SUBSIDIARIES
   CONSOLIDATED BALANCE SHEETS
                                                   SEPTEMBER 30,     JUNE 30,
                                                      1999             1999
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable (Note 5)                          $517,922        $649,154
  Accrued expenses                                    538,134         622,820
  Borrowing under bank line of credit (Note 2)             --         250,000
  Current portion of capitalized lease
   obligations (Note 4)                                45,958          43,432
  Current portion of long term debt  (Note 3)         458,619         519,119
  Current portion of deferred revenue (Note 5)         48,000              --
  Dividends payable                                    84,092          58,025
                                                    ----------      -----------

        Total Current Liabilities                    1,692,725      2,142,550

LONG TERM LIABILITIES
 Capitalized lease obligations (Note 4)                109,958        125,706
 Deferred revenue (Note 5)                             754,500             --
                                                       -------     -----------

        Total Long Term  Liabilities                   864,458         125,706
                                                       -------         -------

        Total Liabilities                            2,557,183       2,268,256
                                                     ---------      ---------

STOCKHOLDERS' EQUITY (Note 7)
  Preferred stock, Series A, B and C  $.001
     par value, 152,600 shares authorized -
     50,000 (A), 100,000 (B)  and 2,060 (C),
     10,845 shares issued and outstanding at
     September 30, 1999 (liquidation preference
      of $1,927,000)                                        11             11

Common stock  $.0001 par value 40,000,000
 shares authorized: shares issued and outstanding
 - 17,635,639 and 16,727,506 at September 30, 1999
  and June 30, 1999, respectively                        1,764          1,673
Additional Paid In Capital                          32,766,209     31,668,851
Accumulated Deficit (Note 6)                       (28,460,098)   (27,563,929)
                                                  ------------     ------------

        Total Stockholders' Equity                   4,307,886      4,106,606
                                                    ----------     ----------

Total Liabilities and Stockholders' Equity          $6,865,069     $6,374,862
                                                   ===========     ===========







                 See notes to consolidated financial statements

MEDCOM USA, INCORPORATED AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three Months Ended September 30, 1999 and 1998

                                                           SEPTEMBER 30,
                                                       1999           1998
Revenues
  Intelligent Vending Machines (Note 8)              $295,493       $338,411
 Medical Transaction Processing (Notes 5 and 8)       872,481         39,045
                                                    ---------     ----------
Total Revenues                                      1,167,974        377,456

Cost of Services                                      283,064        146,508
Gross Profit                                          884,910        230,948

Operating Expenses
  General and Administrative (Note 7)               1,074,832      1,210,338
  Depreciation and Amortization                       518,070        221,887
  Selling and Marketing                               135,160        365,275
                                                      -------        -------

 Total Expenses                                     1,728,062      1,797,500
                                                    ---------      ---------

Operating Loss                                       (843,152)    (1,566,552)

Other income (expense)
  Interest income                                       6,020          6,859
  Interest expense (Note 7)                           (30,570)       (48,045)
                                                      --------       --------
                                                      (24,550)       (41,186)

Loss before income taxes                             (867,702)    (1,607,738)
Income tax provision                                    2,400             --
                                                   ----------      -----------

Net Loss                                            ($870,102)   ($1,607,738)
                                                     ---------    -----------
Preferred Stock Dividend                              (26,067)            --
                                                      =======       ========

Net loss applicable to common stockholders          ($896,169)   ($1,607,738)
                                                      =======      =========

Basic and diluted net loss per share                   ($0.05)        ($0.17)

Weighted Average Common Shares Outstanding         17,166,025      9,443,900







                 See notes to consolidated financial statements

MEDCOM USA, INCORPORATED AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                             SEPTEMBER 30,
                                                          1999          1998

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                            ($870,102)  ($1,607,738)
   Adjustments to reconcile net loss to net cash
   used in operating activities
        Depreciation and Amortization                    518,070       221,887
          Imputed value of warrants granted
       for services and interest                         160,646        64,804
          Stock issued for services                      133,265       283,645
           Changes in assets and liabilities:
            Inventories                                   33,777        11,568
            Accounts receivable                          (56,838)         (457)
             Prepaid Expenses and Other Current Assets    (7,704)     (103,845)
             Notes receivable                           (259,500)           --
        Accounts Payable  and Accrued Expenses          (113,779)      (46,225)
             Royalty advances                            (39,973)           --
             Deferred Revenue                          (   7,500)           --
                                                       ---------       --------

NET CASH USED IN OPERATING ACTIVITIES                   (509,638)    (1,176,361)

CASH FLOWS FROM INVESTING ACTIVITIES
         Acquisition costs paid                               --         (3,300)
        Capital expenditures                                            (79,458)
(227,667)
        Change in other assets                                --          5,397
                                                         -------        -------
NET CASH (USED IN) INVESTING ACTIVITIES                                 (79,458)
(225,570)

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of long-term debt          10,000            --
        Payments on debt                                (251,500)     (100,691)
        Payments on obligations under capital leases     (13,222)       (3,257)
        Proceeds from capital leases                          --       369,060
        Net proceeds from issuance of common stock       430,952     1,214,625
                                                         -------    ----------

       NET CASH PROVIDED BY FINANCING ACTIVITIES         176,230     1,479,737

     NET INCREASE (DECREASE) IN CASH                    (412,866)       77,806

     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    439,772       263,878
                                                         -------      --------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 26,906      $341,684
                                                        ========     ========

     SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
         Cash paid during the period for interest       $    778     $  42,585



                 See notes to consolidated financial statements

MEDCOM USA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 1999

                                    PREFERRED STOCK SUBSCRIBED               COMMON STOCK
                                   SERIES A             SERIES C
                               NUMBER              NUMBER              NUMBER                ADDITIONAL      ACCUMU-
                                OF                  OF                   OF                   PAID IN         LATED
                              SHARES    AMOUNT    SHARES    AMOUNT     SHARES      AMOUNT     CAPITAL       DEFICIT       TOTAL

Balance  - June 30, 1999      9,250     $   9      1,745    $   2    16,727,506    $1,673   $31,668,851   ($27,563,929)  $4,106,606

Net loss -3 months ended
   September 30, 1999                                                                                         (870,102)    (870,102)

 Issuance of common stock for
  cash at  $.82 per share,
  net of$16,728 of  expenses                                            545,951        55       430,897                     430,952

Issuance of common stock
 in exchange for preferred
 stock                        (150)                                         600

Issuance of common stock for
   services and equipment                                               182,500        18       140,193                     140,211

Issuance of common stock for
   accounts payable                                                      84,571         8        89,645                      89,653

Imputed value of stock warrant
  grants in exchange for consulting
   services and other items                                                                     354,656                     354,656

Dividend on Series C Preferred stock                                                                           (26,067)
(26,067)

Issuance of common stock for
   conversion of notes payable and
     accrued interest                                                    94,511       10          81,967                      81,977

                              -----    ------     -----     ------     -------   --------    -----------    -----------    --------

Balance - September 30, 1999  9,100   $     9     1,745     $    2   17,635,639   $1,764     $32,766,209   ($28,460,098)  $4,307,886
                              =====   =======     =====     ======   ==========   ======     ===========   ============   ==========

                 See notes to consolidated financial statements

                           MEDCOM USA AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 1 - Organization and Significant Accounting Policies

Organization

MedCom USA, Inc. and Subsidiaries (the Company) was incorporated in the State of Delaware on August 15, 1991. The Company was originally incorporated under the name of Sims Communications, Inc. and its name was changed to MedCom USA, Inc. in October 1999. The Company was formed as a communications equipment company and has expanded its focus to include medical claim processing and verification, telecommunication and prepaid telephone activities. The Company also provides low cost, turnkey, point of sale (POS) transaction automation solutions to retailers and pharmacies through its license agreement for its One Medical
System. These solutions include a comprehensive network of transaction processing applications using its patented, intelligent DebitLink POS terminal with custom software. Functions include processing on-line credit card and medical reimbursement approvals, processing automated home medical equipment product orders and payments, processing credit card and ATM charges and payments and cash-backs, activating prepaid phone cards, obtaining prepaid cellular service, securing check guaranties and authorizations and tracking customer affinity programs. Additionally, the Company rents videocassettes through automated dispensing units. Most recently, the Company has changed its primary business focus to the health care industry; whereas the Company's telecommunications expertise and technology have been applied to the healthcare industry in general and electronic processing of medical claims, on-line insurance eligibility verification and e-commerce, specifically.

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

Principles of Consolidation

The consolidated financial statements includes the accounts of MedCom USA, Inc. and its wholly owned subsidiaries Sims Franchise Group, Inc., Sims Communications International, Inc., JustMed.com, Inc. and Link Technologies Inc. and its wholly owned subsidiaries New View Technologies, Inc., Link Dispensing Systems, Inc., and Southeast Phone Card, Inc; additionally, the consolidated financial statements include the accounts of One Medical Services, Inc.,

Movie Bar Company USA and Vector Vision Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

Revenues from the sale of intelligent vending equipment are recognized upon delivery of the equipment. Revenue from the sale of MedCard units is recognized upon shipment. Revenue is recognized upon the sale of phone cards at the time of the sale. Revenue on the rental of cellular phones through ACDC machines is recognized at the time the rental is completed. Processing fees related to medical transactions and financial processing are recognized as revenue at the time the transaction is completed. Deferred revenue on equipment, which has been sold and leased back is recognized over the term of the resulting lease. Automated movie rental revenues are recognized at the time of rental and upon delivery of prepaid movie cards (where applicable).

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

Note 3 - Notes and Loans Payable

A detailed listing of debt at September 30, 1999 is as follows

8% Convertible note payable,  principal due
May, 1998. Debt includes  conversion to common
stock feature with conversion rates ranging
from $1.25 per share.  Currently in default.                           $25,000

Note payable - $10,000 principal, interest at
6%, due on demand                                                       10,000

Note payable - non-interest bearing, payable in
monthly installments of $1,500 through June, 2000                       36,000

Convertible  Bridge  Financing  Note  -  corporation,
bearing  interest  at 4%, principal and interest due
on July 28, 1999. Debt includes  conversion to common
Stock feature at $.70 per share. Currently in default                   70,000

Note Payable - franchisee,  bearing interest at 10%,
principal and interest due in full on October 31, 1999;
debt includes conversion to common stock feature at
$.875 per share                                                        317,619
                                                                      --------
                           Total current maturities                   $458,619

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

Note 5 - License and Other Agreements

On July 20, 1999, the Company entered into an agreement with an unrelated corporation for the exclusive licensing rights to market the One Medical Service system. The Company received $300,000 during the quarter ended September 30, 1999 and is scheduled to receive an additional $267,000 during the remainder of the current year, of which $83,500 was received during October 1999. The Company also received a 7-year, 8% unsecured note receivable in the amount of $810,000 as part of the transaction. The note shall be paid off primarily by monthly royalty payments to the Company and other scheduled payment amounts over its term. These amounts will be recognized as income as the royalties are earned. The licensee can convert the monies paid for royalty and licensing fee into an eighty-one percent (81%) ownership interest in One Medical Service. It can acquire the remaining nineteen percent (19%) for the greater of $132,000 or the fair market value of such interest. The unrelated corporation also agreed to assume approximately $200,000 of the Company's inventory and related accounts payable. Such inventory is being released to the corporation as requested at which time the corporation pays the related accounts payable. The corporation acquired approximately $31,000 of this inventory during the quarter ended September 30, 1999 and purchased an additional $63,000 of the inventory during October 1999.

In November 1998, the Company purchased certain assets of MedCard Management Systems, Inc., along with the licensing rights to the MedCard name and the MedCard System software and network. The Company has agreed to fund the operations of MedCard Management Systems, Inc. during its initial operations, while the customer base is being expanded and while the on-line version of the system is being developed. The Company assumed approximately $250,000 of such expenses of MedCard during the quarter ended September 30, 1999. These expenses are included in general and administrative, and selling and marketing expenses in the accompanying consolidated statements of operations.

Effective July 1999, the Company entered into an agreement with MedCard Management Systems, Inc, whereby Medcard assigned the income earned by its wholly owned subsidiary, Suffolk County Medical Economics (SBME), in exchange for the Company agreeing to reimburse MedCard for SBME's expenses. Profits earned by SBME will then be allocated between the Company and SBME based upon a predetermined formula. The Company recognized $172,567 of income related to this agreement during the quarter ended September 30, 1999.

Note 6 - Continuing Operations

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. In prior years, the Company had been in the development stage and did not begin earning significant revenues until the middle of fiscal year ended 1994. During the years ending June 1995, through June 1999, the Company continued to suffer recurring losses from operations. In fiscal year ended June 30, 1995, the Company completed an initial public offering for $5.2 million. In subsequent periods, the Company has successfully completed the raising of additional capital to help fund its operations by completing private placements. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. If the Company is unable to generate profits from operations or raise additional equity financing, it may not be able to continue as a going concern. See the Company's Form 10-KSB for the year ended June 30, 1999.

Note 7 - Stockholders Equity

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

The Company issued 84,571 shares of its common stock as payment for $89,653 of previously existing accounts payable.

The Company issued 94,511 shares of common stock as payment for $81,977 of notes payable and accrued interest.

The Company issued a five-year warrant to purchase 100,000 shares of its common stock at $1.25 per share in exchange for software development services, with a capitalized cost of $56,224, based upon an imputed value of $.56 per share. Additionally, the Company issued warrants to purchase 136,334 shares of common stock at prices ranging from $.70 to $1.00 per share to the holders of the Series C preferred stock and a certain note holder. The warrant to purchase 20,000 of the shares expires in July 2002 and the balance expires in July 2004. $77,184 of expense has been recognized as stock based compensation/services on the accompanying statements of operations, based on imputed values ranging from $.52 to $.81 per warrant.

The Company issued warrants to purchase 550,000 shares of common stock of its wholly owned subsidiary, JustMed.com, Inc. at $5.00 per share in exchange for services and capitalized software development costs. The warrants expire in three years, and warrants to purchase 450,000 of the shares are convertible into the Company's common stock at 125% of the closing price of the Company's common stock at the date of conversion. The value of these warrants, which was based upon the value of the underlying services provided, was determined to be $221,248, based upon imputed values ranging from $.19 to $.58 per share. The Company also issued an additional, four-year warrant to purchase 1,000,000 shares of JustMed.com's common stock at $2.00 per share to the originator of the JustMed.com idea. No value is ascribed to this warrant as no significant services were rendered and the value is not determinable.

The total value of the above mentioned stock and warrants that is included in general and administrative expenses in the accompanying consolidated statements of operations was $293,911 and $293,762 for the quarters ended December 31, 1999 and 1998, respectively.

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

Note 8- Business Segments

The Company has two reportable segments: intelligent vending machines and medical related processing. The medical segment includes the insurance claim verification and processing, the One Medical licensing revenue and other related income and the SBME income. The intelligent vending machines include telecommunications, automated movie rentals and financial transaction processing. These components were previously considered separate segments, however, they are now combined to reflect the Company's new and increased emphasis in the health care segment of the business. Additionally, they all utilize the same technology, the Company's intelligent "Debit Link" system, a monetary transaction processing platform. Telecommunications include the sale and processing of cellular telephone rentals and prepaid cellular phone cards and other telecommunications related services. The automated movie section rents videocassettes through automated dispensing units in hotels, located primarily in Florida and California. The medical transaction processing segment utilizes a communication and transaction processing platform which allows pharmacies to access on-line credit card and medical reimbursement approval and automated product ordering and payment. This segment also includes the verification of health insurance and the processing of medical claims with the various health insurance providers.

Operating results and other financial data are presented for the two reportable segments of the Company for the three months ended September 30, 1999 and 1998. Results for the three months ended September 30, 1998 have been combined into the two segments to reflect the current method of operations. Net revenue includes sales to external customers within the segment and related licensing revenue. Cost of goods sold includes costs associated with net revenue within the segments. Segment income (loss) does not include general and administrative expenses, selling and marketing, and other income (expense) items or income taxes. Identifiable assets for each operating segment consist of cash, receivables, inventory, prepaid expenses, net machinery and equipment and goodwill. Corporate assets are cash, patents and notes receivable related to a previously discontinued segment:

                                                       Segment
                    Net-     Cost of   Depreciation     Profit    Identifiable
                  Revenues  Services  & Amortization    (Loss)       Assets
September 30, 1999:

Intelligent Vending
Machines          $295,493    $76,167     $208,957      $10,369    $2,119,517

Medical
Transaction
Processing-       $872,481   $206,897     $290,658     $374,926    $4,212,040

Corporate & Other-      --         --    $  18,455    $ (18,455)  $   533,512
                   ----------------------------------------------------------

Consolidated    $1,167,974   $283,064     $518,070     $366,840    $6,685,069
                ==========   ========     ========    ==========  ===========

Selling, General &
  & Adminstrative                                    $1,234,542
                                                     ----------
Loss Before Income Taxes                             $ (867,702)
                                                     ===========

                                                        Segment
                     Net-     Cost of    Depreciation   Profit     Identifiable
                   Revenues   Services & Amortization    (Loss)       Assets
September 30, 1998:

Intelligent Vending
Machines          $338,411   $132,685      $183,920      $ 21,806   $3,854,737

Medical
Transaction
Processing-      $  39,045  $  13,823     $  19,512     $   5,710   $1,071,004

Corporate & Other-      --         --     $  18,455     $ (18,455)  $  874,349
                   ------------------------------------------------------------

Consolidated      $377,456   $146,508      $221,887     $   9,061   $5,800,090
                  ========   ========      ========    ==========   ===========

Selling, General
  & Administrative                                     $1,616,799
                                                       -----------
Loss Before Income Taxes                              $(1,607,738)
                                                      ===========


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations-Three Months Ending September 30, 1999

During the three month period ended September 30, 1999, total revenues amounted to $1,167,974 versus last year's revenue of $377,456. The Company is in a state of transition with its expansion and focus on the Medical and Financial Transaction Processing Segment. This business segment produced revenue of $872,481 for the quarter ended September 30, 1999, as compared to $39,045 for the quarter ended September 30, 1998. Conversely, there has been a gradual decline in the emphasis on intelligent vending machine income with revenues of $295,493 during the quarter ended September 30, 1999 versus $338,411 in the prior period.

The Company entered into the agreement with MedCard Management Systems, Inc. regarding its wholly owned subsidiary SBME because management believes that involvement with SBME will lead to additional opportunities to promote and sell the MedCard service. Plus, the SBME services readily align themselves with the MedCard system.

Gross profit for the three months ended September 30, 1999 totaled $884,910 with a margin of 76% due to the introduction of the higher gross margin of the new business segments and the licensing revenue related to the One Medical System. The comparable margin last year was $230,948 or 61%. Selling and marketing, and general and administrative expenses are lower for the quarter ended September 30, 1999 compared to the same period last year ($1,209,992 vs. $1,578,613) as a result of several factors. The Company realized the benefits of cost reductions made during the latter part of the prior fiscal year and during the current fiscal year. Additionally, in the prior year, the Company incurred significant start-up costs related to its new line of business focus and the expansion of its other business segments. Expenses related to prior operations and agreements in place, which were being assuaged, compounded an increase in general and administrative expenditures.

The Company continues to invest its human and financial resources in the development of its auction site, Medstore and JustMed on-line verification and billing system through its Justmed.com health portal. The continued development of these business to business on-line applications will contribute to the majority of the Company's revenue in the future.

Liquidity and Sources of Capital

During the quarter ended September 30, 1999, the Company's operating cash requirement was $509,638, attributable to a net loss of $870,102 mitigated by non-cash charges for depreciation and amortization ($518,070) and stock and option based services ($293,930). This shortfall was primarily funded by the sale of common stock for $430,952 and the $300,000 of the licensing fee received related to One Medical Service. Partially offsetting this funding were capital expenditures of $79,458.

The Company used its previously restricted cash to pay off its line of credit. This accounts for $250,000 of the decrease in cash during the period. (See Note 2 to the accompanying financial statements).

The $1,607,738 net loss for the comparable prior period was funded by a $283,645 charge for stock based compensation (to conserve cash) and proceeds of $1,214,625 in private placement of the Company's common stock.

Between October 1, 1999 and April 3, 2000, the Company raised approximately an additional $5,700,000, net of expenses of approximately $642,000, from the issuance of 6,016,694 shares of common stock at prices ranging from $.45 to $4.00 per share. A total of 2,544,861 of these shares were issued at prices below market because these shares were restricted from sale in the public markets. Additionally, the Company has received approximately $2.1 million upon the exercise of options and warrants to purchase approximately 1.8 million shares of the Company's common stock at prices ranging from $.44 to $5.00 per share.

The Company's auditors stated in their report on the Company's financial statements for the year ended June 30, 1999 that due to MedCom's recurring losses form operations there is substantial doubt as to MedCom's ability to continue in business. The existence of such an explanatory paragraph in the auditor's opinion can make it more difficult for the Company to raise or borrow additional funds,

Although the Company has reduced its cash requirements for normal operations through the sale of the Link assets and the license of the One Medical Services Network, it will still need cash to fund operating losses during the year ending June 30, 2000. As of April 3, 2000 the Company had approximately $5,000,000 in cash. The Company believes that this amount will be sufficient to fund its operations, to purchase computer and telecommunications equipment required for expansion of the MedCard System, and the acquisition and operations of DCB as discussed in below. In the event that the Company does not have adequate cash to purchase all of the computer and telecommunications equipment which it expects it will need, the Company is of opinion that it will be able to acquire a certain amount of the equipment through leasing arrangements or other financing sources. The Company may also be able to obtain additional funding, if necessary, by selling additional shares of its common stock. There can be no assurance, however, that the Company will be successful in obtaining additional funding.

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

The Company had $95,000 of convertible notes payable that were in default as of September 30, 1999, including a note for $70,000, the due date of which was subsequently extended to November 1, 2000. The balance, $25,000, remains in default as the Company is unable to locate the lender. Of the remaining notes payable, approximately $19,714 was paid and $343,905 was converted to common stock during the quarter ended March 31, 2000.

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

                                     PART II

                                Other Information

      Item 1.  Legal Proceedings.

      See Item 3 to the Company's annual report on Form 10-KSB/A for the year ended June 30, 1999 for information concerning the Company's legal proceedings.

      Item 2.  Changes in Securities.

      Note 7 to the financial statements included as part of this report discloses the shares of the Company's common stock which were issued or sold during the quarter ended September 30, 1999, none of which were registered under the Securities Act of 1933.

      With respect to the foregoing, the shares issued upon the conversion of the Series A preferred stock and in settlement of the notes payable were issued in reliance upon the exemption provided by Section 3(a)(9) of the Act.

      The remaining shares issued or sold during the quarter were issued or sold in reliance upon the exemption provided by Section 4(2) of the Act. The persons who acquired these shares were either accredited or sophisticated investors. The shares of common stock were acquired for investment purposes only and without a view to distribution. The persons who acquired these shares were fully informed and advised about matters concerning the Company, including the Company's business, financial affairs and other matters. The persons acquired these shares for their own accounts. The certificates representing the shares of common stock bear legends stating that the shares may not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933, or pursuant to an applicable exemption from registration. The shares are "restricted" securities as defined in Rule 144 of the Securities and Exchange Commission.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MEDCOM USA, INC.



                                    By:  /s/ Mark Bennett
                                         Mark Bennett, President


                                         /s/ Alan Ruben
                                      Alan Ruben, Principal Financial and
                                       Accounting Officer

Date: April 18, 2000