Form 10QSB/A
period 1999-12-31
MEDCOM USA INC
filed 2000-04-21
CIK 907127

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

Item 1.     Index to Financial Statements

MEDCOM USA, INCORPORATED
CONSOLIDATED FINANCIAL STATEMENTS                                      Page

Consolidated Balance Sheets at
      December 31, 1999 and June 30, 1999                               3-4

Consolidated Statements of Operations for the Three and Six Months
      Ended December 31, 1999 and 1998                                    5

Consolidated Statements of Cash Flows for the
      Six Months Ended  December 31, 1999 and 1998                        6

Consolidated Statement of Stockholders' Equity
      for the Six Months Ended December 31, 1999                          7

Notes to Consolidated Financial
Statements.                                                             8-16

Management's Discussion and Analysis  of
      Financial Condition and Results of
Operations.                                                             16-19

Part II  Other Information                                                20

MEDCOM USA, INCORPORATED AND SUBSIDIARIES
   CONSOLIDATED BALANCE SHEETS

                                                      DECEMBER 31,     JUNE 30,
                                                         1999           1999
              ASSETS
CURRENT ASSETS

  Cash and cash equivalents                             $473,845      $189,772
  Restricted cash (Note 2)                                    --       250,000
  Accounts receivable, less allowance for doubtful
      accounts of $39,529                                685,459       250,913
  Inventories (Note 5)                                   436,622       464,074
  Prepaid expenses and other  current assets             164,103       100,337
  Deposit (Note 9)                                       600,000            --
  Notes receivable, current portion  (Note 5)            289,750       150,000
                                                         -------       -------

         Total Current Assets                          2,649,779     1,405,096

PROPERTY AND EQUIPMENT,
  Property and Equipment net of accumulated depreciation of
  $2,085,313 at December 31, 1999 and $1,696,194 at June
  30, 1999                                             1,981,987     2,059,602

OTHER ASSETS
 Notes receivable, less allowance of $575,062            956,700       241,200
 Licensing rights, net of accumulated amortization       854,752       885,558
 Patents, net of accumulated amortization                292,139       327,299
 Royalty advances                                        520,725       515,907
 Goodwill, net of accumulated amortization               535,683       819,299
 Other                                                    98,999       120,901
                                                         -------        -------

         Total Other Assets                            3,258,998     2,910,164

         Total Assets                                 $7,890,764    $6,374,862
                                                      ==========     ==========









                 See notes to consolidated financial statements

MEDCOM USA, INCORPORATED AND SUBSIDIARIES
   CONSOLIDATED BALANCE SHEETS
                                                      DECEMBER 31,    JUNE 30,
                                                        1999            1999
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable (Note 5)                             $737,061      $649,154
  Accrued expenses                                       640,926       622,820
  Borrowing under bank line of credit (Note 2)                --       250,000
  Current portion of capitalized lease obligations
      (Note 4)                                            45,738        43,432
  Notes and loans payable  (Note 3)                      447,119       519,119
  Current portion of deferred revenue (Note 5)            48,000            --
  Dividends payable                                      110,482        58,025
                                                         -------      --------

        Total Current Liabilities                      2,029,326     2,142,550

LONG TERM LIABILITIES
 Capitalized lease obligations (Note 4)                   85,660       125,706
 Deferred revenue (Note 5)                               745,500            --
                                                         -------      --------

        Total Long Term  Liabilities                     831,160       125,706
                                                         -------       -------

        Total Liabilities                              2,860,486     2,268,256
                                                       ---------      ---------

COMMITMENTS (Note 10)                                         --            --


STOCKHOLDERS' EQUITY (Note 7 and 9)
  Preferred stock, Series A, B and C $.001 par
      value,  152,600 shares authorized
      - 50,000 (A),  100,000 (B) and 2,060
      (C),  10,845 and 6,995 shares  issued and
      outstanding at December 31, 1999 and June 30,
      1999, respectively  (liquidation preference
      of $1,849,000) (Note 9)                                   7           11

Common stock  $.0001 par value 40,000,000  shares
      authorized: shares issued and outstanding -
      22,627,165 and 16,727,506 at December 31,
      1999 and June 30, 1999, respectively                  2,263         1,673
Additional Paid In Capital                             35,465,271    31,668,851
Accumulated Deficit (Note 6)                          (30,437,263)  (27,563,929)
                                                     ------------     --------

        Total Stockholders' Equity                      5,030,278     4,106,606
                                                       ----------     ----------

Total Liabilities and Stockholders' Equity            $7,890,764     $6,374,862
                                                     ===========     ===========




                 See notes to consolidated financial statements

MEDCOM USA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended December 31, 1999 and
1998  (Unaudited)
                                     Three Months Ended       Six Months Ended
                                         Dec. 31                  Dec. 31,
                                       1999         1998      1999        1998
Revenues
 Intelligent Vending Machines
          (Note 8)                  $176,983     $338,407   $472,476  $ 676,818
 Medical Transaction Processing
                                     618,209       56,154  1,490,690     95,199
                                     -------       ------  ---------    ------

Total Revenues                       795,192      394,561  1,963,166    772,017

Cost of Sales                        433,421      185,288    716,485    331,796
                                     -------      -------    -------    -------

Gross Profit                         361,771      209,273  1,246,681    440,221


Operating Expenses
 General & Administrative (Note
7)                                 1,804,935    1,017,630  2,879,767  2,227,968
 Depreciation and Amortization       247,967      256,288    766,037    478,175

 Selling & Marketing                 266,865      288,188    402,025    653,463
                                     -------      -------     -------   -------

        Total                      2,319,767    1,562,106  4,047,829  3,359,606
                                    ---------   ---------  ---------- ---------
     Expenses

Operating Loss
                                  (1,957,996)  (1,352,833)(2,801,148)(2,919,385)

Other income (expense)
   Interest income
                                      28,550        8,832     34,570     15,690
   Interest expense                  (21,329)     (89,127)   (51,899)  (137,171)
                                      --------    --------   --------  ---------

Loss before income taxes          (1,950,775)  (1,433,128)(2,818,477) 3,040,866)

Income Tax Provision
                                          --           --      2,400         --
                                   ---------    ---------  ---------   --------

Net Loss
                                 (1,950,775)  (1,433,128) (2,820,877)(3,040,866)
Preferred stock dividend
                                    (26,390)          --     (52,457)        --
                                   --------     ---------    -------- ----------

Net Loss applicable to common
stockholders                  $(1,977,165) $(1,433,128)$(2,873,334) $(3,040,866)
                                =========    =========   =========    =========

Basic and diluted net loss per
     share                          $(.10)      $(.15)       $(.15)      $(.32)
Weighted average common
 shares outstanding basic
 and diluted                   20,647,575   9,720,650    19,094,823   9,535,471

                 See notes to consolidated financial statements

MEDCOM USA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                                              DECEMBER 31,
                                                            1999        1998

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                          ($2,820,877)  ($3,040,866)
   Adjustments to reconcile net loss to net
   cash used in operating activities
     Depreciation and Amortization                       766,037       478,175
     Imputed value of warrants granted
      for services and interest                          456,721       222,736
          Stock issued for services                      742,016       376,275
           Changes in assets and liabilities:
            Inventories                                   27,452      (107,429)
            Accounts receivable                         (434,546)      (69,997)
             Prepaid Expenses and Other Current Assets   (10,707)      (97,410)
             Notes receivable                            (82,750)           --
             Accounts Payable and Accrued Expenses       234,828       431,163
             Royalty advances                             (4,818)           --
             Franchise and customer deposits                  --       (10,042)
             Other assets                                 14,760
             Deferred Revenue                          (  16,500)           --
                                                      -------------------------
NET CASH (USED IN) OPERATING ACTIVITIES               (1,128,384)   (1,817,395)

CASH FLOWS FROM INVESTING ACTIVITIES
        Acquisition costs paid                                --     (465,454)
        Capital expenditures                            (106,504)    (400,070)
        Change in other assets                                             --
                                                                          ---
(372,067)      _______ _______
--------
NET CASH (USED IN) INVESTING ACTIVITIES                 (106,504)  (1,237,591)

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of long-term debt          10,000      450,000
        Payments on debt                                (263,000)    (307,691)
        Payments on obligations under capital leases     (37,740)     (27,485)
        Proceeds from capital leases                          --      619,058
        Net proceeds from issuance of common stock      2,159,701   1,214,625
        Funds paid on deposit to retire Series "C"
         preferred stock                                 (600,000)         --
        Net proceeds for issuance of Series "C
           preferred stock                                     --   1,246,846
                                                       ----------------------

     NET CASH PROVIDED BY FINANCING ACTIVITIES          1,268,961   3,195,353

     NET INCREASE (DECREASE) IN CASH                       34,073     140,367
     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     439,772     263,878
                                                          -------    --------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD          $473,845    $404,245
                                                         ========     ========

     SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
         Cash paid during the period for interest       $  40,523   $  70,953

                 See notes to consolidated financial statements

MEDCOM USA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 1999

                                    PREFERRED STOCK                       COMMON STOCK
                                   SERIES A             SERIES C
                               NUMBER              NUMBER              NUMBER                ADDITIONAL     ACCUMU-
                                OF                  OF                   OF                   PAID IN        LATED
                              SHARES    AMOUNT    SHARES    AMOUNT     SHARES       AMOUNT     CAPITAL       DEFICIT         TOTAL
Balance  - June 30, 1999      9,250     $   9      1,745    $    2   16,727,506     $1,673  $31,668,851  ($27,563,929)   $4,106,606

Net loss - six months ended
   December 31, 1999                                                                                       (2,820,877)   (2,820,877)

Issuance of common stock
  for cash at prices ranging
  from $.45 to $.82 per share
  net of $172,260 of expenses                                         4,118,895        412    2,159,289                   2,159,701

Issuance of common stock
  in exchange for
  preferred stock            (4,000)      (4)                               600                                                  (4)

Issuance of common stock
    as Required by existing
    agreements                                                          215,000         21          (21)                         --

Issuance of common stock for
   services and equipment                                             1,157,500        116      743,068                     743,184

Issuance of common stock
  for accounts payable
  and lease payments                                                    256,839         25      186,098                     186,123

Imputed value of stock
  warrant grants in
  exchange for consulting
  services and other items                                                                      594,489                     594,489

Issuance of common stock
  to employees and directors                                             56,314          6       31,530                      31,536

Dividend on Series C
 Preferred stock                                                                                               (52,457)     (52,457)

Issuance of common
 stock for conversion
 of notes payable and
 accrued interest                                                        94,511         10       81,967                      81,977
                              -----------------------------------------------------------------------------------------------------
Balance - December 31, 1999   5,250   $      5    1,745  $     2     22,627,165     $2,26   $35,465,271   ($30,437,263)  $5,030,278
                              =====   ========    =====  =======     ==========     =====    ==========   ============   =========


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

Principles of Consolidation

The consolidated financial statements includes the accounts of MedCom USA, Incorporated and its wholly owned subsidiaries: Sims Franchise Group, Inc., Sims Communications International, Inc., JustMed.com, Inc. and Link Technologies Inc. and its wholly owned subsidiaries New View Technologies, Inc., Link Dispensing Systems, Inc., and Southeast Phone Card, Inc. The consolidated financial statements also include the accounts of One Medical Services, Inc., Movie Bar Company USA and Vector Vision Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Note payable - non-interest bearing, payable in monthly
installments of $1,500 through June, 2000.  This note was
converted to common stock in January 2000.                               34,500

Convertible  bridge  financing note-bearing interest at 11%, principal due on November 1, 2000 and interest on demand.
Debt  includes  conversion  to common stock feature at
$.70 per share.                                                          70,000

Note Payable - franchisee, bearing interest at 10%, principal and interest due in full on October 31, 1999; debt includes
conversion to common stock feature at $.875 per share.
Currently in default.                                                   317,619
                                                                       --------
            Total                                                      $447,119

Note 4 - Capitalized Lease Obligations

The Company leases various equipment under capitalized leases. The leases bear interest at 13-19% and are payable in monthly installments. At December 31, 1999, the Company owed $131,398 of which $45,738 represents the current portion. The terms for the leases vary from 48 to 60 months and the leases are collateralized by the underlying equipment.

Note 5 - License and Other Agreements

On July 20, 1999, the Company licensed the exclusive rights to market the One Medical Service system to an unrelated corporation. The Company received
$475,250 during the six months ended December 31, 1999 and received an additional $91,750 during February 2000. The Company also received a 7-year, 8% unsecured note receivable in the amount of $810,000 as part of the transaction. The note will be paid by monthly royalty payments due the Company and other scheduled payment amounts over its term. The deferred revenue related to this note is being recognized as revenue as the royalties are earned. $16,500 of revenue has been recognized during the six months ended December 31, 1999. The licensee can convert the monies paid for royalty and licensing fee into an eighty-one percent (81%) ownership interest in One Medical Service. It can acquire the remaining nineteen percent (19%) for the greater of $132,000 or the fair market value of such interest. The corporation also agreed to assume approximately $200,000 of the Company's inventory and related accounts payable. The inventory is being released to the corporation as requested at which time the corporation pays the related accounts payable. The corporation acquired approximately $186,000 of this inventory during the six months ended December 31, 1999.

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

The total value of the above mentioned stock and warrants that is included in general and administrative expenses in the accompanying consolidated statements of operations was $904,826 and $71,150 for the three months ended December 31, 1999 and 1998, respectively and $1,198,737 and $364,912 for the six months then ended.

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

Operating results and other financial data are presented for the two reportable segments of the Company for the six months ended December 31, 1999 and 1998. Results for the six months ended December 31, 1998 have been combined into the two segments to reflect the current method of operations. Net revenue includes sales to external customers within the segment and related licensing and royalty revenue. Cost of services includes costs associated with net revenue within the segments. Segment income (loss) does not include general and administrative, selling and marketing, and other income (expense) items or income taxes. Identifiable assets for each operating segment consist of receivables, inventory, prepaid expenses, net property and equipment and goodwill. Corporate assets are cash, patents, deposit relating to the retirement of the preferred stock and notes receivable related to a previously discontinued segment:

                          Net     Cost of   Depreciation  Segment Profit  Identifiable
                       Revenues   Services    & Amort.        (Loss)          Assets
December 31, 1999:
Intelligent Vending
Machines               $472,476   $118,857    $420,349      $(66,730)      $2,234,154

Medical
Transaction
Processing           $1,490,690   $597,628    $308,778      $584,284       $4,125,906

Corporate & Other            --         --    $ 36,910     $ (36,910)      $1,530,704
                       --------------------------------------------------------------

Consolidated         $1,963,166   $716,485    $766,037      $480,644       $7,890,764
                      =========    =======     =======      ========        =========

Selling, General
  & Administrative                                        $3,299,121
Loss Before Income Taxes                                 $(2,818,477)

December 31, 1998
Intelligent Vending
Machines                $676,818   $308,047   $387,553     $ (18,782)      $4,065,332


Note 8 - Business Segments, Continued

Medical
Transaction
Processing             $  95,199   $ 23,749  $  53,712     $  17,738       $2,356,393

Corporate & Other             --         --  $  36,910      $(36,910)      $  918,455
                       --------------------------------------------------------------

Consolidated            $772,017   $331,796   $478,175     $ (37,954)      $7,340,180
                         =======   =======     =======   ============       =========

Selling, General
  & Administrative                                        $3,002,912
Loss Before Income Taxes                                 $(3,040,866)


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

Note 9 - Subsequent Events

The Company retired all of its outstanding Series C preferred stock during January 2000. Outside investors purchased 1,445 shares of the Series C preferred stock and converted them into 2,890,000 shares of the Company's common stock. The Company paid $160,567 to the converting former Series C stockholders as payment in full of all dividends and other amounts to which they were entitled. The owner of 300 shares of the Series C preferred stock converted its Series C shares into 600,000 shares of the Company's common stock. The Company issued an additional 60,000 shares of its common stock and a warrant to purchase 132,000 of the Company's common stock at a price of $0.75 per share at any time prior to December 22, 2002 to this stockholder as payment in full of all dividends and other amounts to which it was entitled. For assisting in arranging the conversion of the preferred shares, the Company issued 175,000 shares of common stock to a financial consultant.

The Company deposited $600,000 into an escrow account to facilitate the retirement of the Series C preferred stock. The Company deposited an additional $105,000 during January 2000. $509,000 of these funds will be subsequently remitted to the Company in 2000 and the balance was used as settlement of the required payoff to the former Series C stockholders and related legal fees.

The Company issued 1,210,000 shares of its common stock in January 2000 in private placements raising $664,274 net of $75,714 of offering costs. The Company also issued three year warrants to purchase 242,000 shares of common stock at prices ranging from $.59 to $2.17 per share. The Company also issued 133,333 shares in January 2000 to existing shareholders as required pursuant to the original purchase and conversion agreements.

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

Selling and marketing, and general and administrative expenses were $400,361, higher for the six months ended December 31, 1999 compared to the same period last year primarily related to an increase in equity based compensation for services, which increased from $364,912 to $1,198,737. Offsetting this amount, the Company realized the benefits of cost reductions made during the latter part of the prior fiscal year and during the current fiscal year. Additionally, in the prior year, the Company incurred significant start-up costs related to its new lines of business and the expansion of its other business segments. These expenses were $67,694 lower for the three months ended December 31, 1999 as compared to the same period last year.

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

Liquidity and Sources of Capital

During the six months ended December 31, 1999, the Company's operating cash requirement was $1,128,384, attributable to a net loss of $(2,820,877) mitigated by non-cash charges for depreciation and amortization ($766,037) and the issuance of stock and options for services ($1,198,737). This shortfall was funded by the sale of common stock for $2,159,701 and the $475,250 licensing fee collected that related to One Medical Service. Partially offsetting this funding were capital expenditures of $106,504.

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

Between January 1, 2000 and April 3, 2000, the Company raised approximately an additional $3.9 million, net of expenses of approximately $486,000 from the issuance of 2,143,750 shares of common stock at prices ranging from $.56 to $4.00 per share. 933,750 of these shares were issued at prices below market. Additionally, the Company has received approximately $2.1 million upon the exercise of options and warrants to purchase approximately 1.8 million shares of the Company's common stock at prices ranging from $.44 to $5.00 per share.

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

The Company had $342,619 of convertible notes payable that were in default as of December 31, 1999, including a note for $317,619 of which $5,214 was subsequently paid with the balance converted into 357,035 shares of the Company's common stock. A convertible note in the amount of $25,000 remains in default as the Company is unable to locate the lender. With respect to the other notes payable, approximately $3,000 was paid and $31,500 was converted into common stock during the quarter ended January 31, 2000. The maturity date on a note in the principal amount of $70,000 was extended to November 1, 2000.

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

      Item 2.  Changes in Securities.

      Note 7 to the financial statements included as part of this report discloses the shares of the Company's common stock which were issued or sold during the six months ended December 31, 1999. With the exception of the shares issued pursuant to the Stock Bonus Plan, none of securities described in Note 7 were registered under the Securities Act of 1933.

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


                                    MEDCOM USA, INCORPORATED



                                    By:_______________________
                                        Mark Bennett
                                          President

                                       ________________________
                                         Alan Ruben
                                      Principal Financial and Accounting Officer

Date: April 18, 2000