Form 10QSB/A
period 2000-03-31
MEDCOM USA INC
filed 2000-05-15
CIK 907127

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

Commission File Number:  0-25474

                            MEDCOM USA, INCORPORATED

             (Exact name of registrant as specified in its charter)

          Delaware                                              65-0287558
------------------------------------                        ------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

             18001 Cowan, Suites C & D, Irvine CA 92614 (address of
                     principal executive offices) (Zip Code)

                                 (949) 261-6665
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
                     ------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No____

As of May 12, 2000 the Company had 31,564,463 shares of Common Stock issued and outstanding.

Part  1.    Financial Information

Item  1.    Index to Financial Statements

MEDCOM USA, INCORPORATED
CONSOLIDATED FINANCIAL STATEMENTS                                      Page

Consolidated Balance Sheets at
      March 31, 2000 and June 30, 1999                                  3-4

Consolidated Statements of Operations for the Three and Nine Months
      Ended March 31, 2000 and 1999                                       5

Consolidated Statements of Cash Flows for the
      Nine Months Ended March 31, 2000 and 1999                           6

Consolidated Statement of Stockholders' Equity
      for the Nine Months Ended March 31, 2000                            7

Notes to Consolidated Financial
Statements.                                                            8-17

Management's Discussion and Analysis  of
      Financial Condition and Results of
Operations.                                                           17-20

Part II    Other Information                                             21

Signatures                                                               22

MEDCOM USA, INCORPORATED AND SUBSIDIARIES
   CONSOLIDATED BALANCE SHEETS

                                                      MARCH 31,        JUNE 30,
                                                             2000         1999
                                                      -----------      -------
                        ASSETS
CURRENT ASSETS

  Cash and cash equivalents                        $4,742,409        $189,772
  Restricted cash                                          --         250,000
  Accounts receivable, less allowance
   for doubtful accounts of $61,279 at
   March 31, 2000 and $31,811 at June 30, 1999        493,078         250,913
  Inventories (Note 5)                                317,579         464,074
  Prepaid expenses and other current assets           219,773         100,337
  Notes receivable, current portion  (Notes 2 and 5)  113,000         150,000
                                                      -------         -------

         Total Current Assets                       5,885,839       1,405,096

PROPERTY AND EQUIPMENT,
  Property and Equipment net of accumulated
   depreciation of $2,275,697 at March 31, 2000
   and $1,696,194 at June 30, 1999                  1,951,051       2,059,602

OTHER ASSETS
 Notes receivable, less allowance of
  $709,329 and $575,602 At March 31, 2000
  and June 30, 1999, respectively (Notes 2 and 5)     834,171         241,200
 Licensing rights, net of accumulated amortization    839,351         885,558
 Patents, net of accumulated amortization             273,684         327,299
 Royalty advances                                     673,105         515,907
 Goodwill, net of accumulated amortization            520,375         819,299
 Other                                                 90,643         120,901
                                                      -------         -------

         Total Other Assets                         3,231,329       2,910,164
                                                    ---------       ---------

         Total Assets                             $11,068,219      $6,374,862
                                                  ===========      ==========









                 See notes to consolidated financial statements

MEDCOM USA, INCORPORATED AND SUBSIDIARIES
   CONSOLIDATED BALANCE SHEETS
                                                   MARCH 31,        JUNE 30,
                                                     2000             1999
                                               -----------------     ------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable (Note 5)                         $361,175        $649,154
  Accrued expenses                                   266,741         622,820
  Borrowing under bank line of credit                     --         250,000
  Current portion of capitalized lease
    obligations (Note 4)                              48,000          43,432
  Notes and loans payable  (Note 3)                   95,000         519,119
  Current portion of deferred revenue (Note 5)        48,000              --
  Dividends payable  (Note 7)                             --          58,025
                                                  ------------      ----------

        Total Current Liabilities                    818,916       2,142,550

LONG TERM LIABILITIES
 Capitalized lease obligations (Note 4)               88,524         125,706
 Deferred revenue (Note 5)                           727,500              --
                                                    ---------      ----------

        Total Long Term  Liabilities                 816,024         125,706
                                                     -------       ----------

        Total Liabilities                          1,634,940       2,268,256
                                                  ----------      ----------

COMMITMENTS AND CONTINGENCIES (Note 10)                   --              --


STOCKHOLDERS' EQUITY (Note 7 and 9)
  Preferred stock, Series A, B and C
  $.001 par value, 152,060 shares
  authorized - 50,000 (A), 100,000
  (B)  and 2,060 (C), 4,250 and
  10,995 shares issued and outstanding
  at March 31, 2000 and  June 30, 1999,
  respectively (liquidation preference of $85,000)         4              11

Common stock  $.0001 par value 40,000,000
  shares authorized:
   shares issued and outstanding - 31,402,334
   and 16,727,506 at March 31, 2000 and
   June 30, 1999, respectively                         3,140           1,673
Additional Paid In Capital                        42,597,221      31,668,851
Accumulated Deficit (Note 6)                     (33,167,086)    (27,563,929)
                                                 ------------     ------------

        Total Stockholders' Equity                 9,433,279       4,106,606
                                                 ------------     ------------

Total Liabilities and Stockholders' Equity       $11,068,219      $6,374,862
                                                 ============     ==========





                 See notes to consolidated financial statements

MEDCOM USA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended March 31, 2000 and 1999
  (Unaudited)
                               Three Months Ended         Nine Months Ended
                                   March 31                    March 31,
                                2000       1999            2000       1999

Revenues
 Intelligent Vending
  Machines (Note 8)           $104,548    $297,302       $577,024     $974,120

 Medical Transaction
  Processing                   316,650     215,266      1,807,340      310,465
                               -------     -------      ---------      --------

Total Revenues                 421,198     512,568      2,384,364    1,284,585
Cost of Sales                  246,495     188,882        962,980      520,678
                               -------     -------        -------     --------

Gross Profit                   174,703     323,686      1,421,384      763,907

Operating Expenses
 General & Administrative
(Note 7)                     2,525,155   1,281,725      5,404,922    3,509,693

 Depreciation and
  Amortization                 243,120     271,669      1,009,158      749,844
 Selling & Marketing           132,403     201,696        534,428      855,159
                              -------       -------        -------     -------

        Total                2,900,678   1,755,090      6,948,508    5,114,696
                             ---------   ---------      ---------    ---------
     Expenses

Operating Loss              (2,725,975) (1,431,404)    (5,527,124)  (4,350,789)

Other income (expense)
   Interest income              31,090       3,124         65,660       18,814
   Interest expense            (20,036)    (63,584)       (71,935)    (200,755)
                               --------    --------       --------    ---------
                                11,054     (60,460)        (6,275)    (181,941)
                               --------    --------       --------    ---------

Loss before income taxes    (2,714,921) (1,491,864)    (5,533,399)  (4,532,730)

Income Tax Provision
                                10,934          --         13,334           --
                                ------   --------------    ------        ------

Net Loss                    (2,725,855) (1,491,864)    (5,546,733)  (4,532,730)
Preferred stock dividend
                                (3,967)         --        (56,424)          --
                                ------- --------------    --------      -------

Net loss applicable to common
stockholders                $(1,491,864) $(5,603,157  $(4,532,730) $(2,729,822)

Basic and diluted net
 loss per share                   $(.10)       $(.13)       $(.25)       $(.46)
Weighted average common
 shares outstanding basic
 and diluted                 28,096,336   11,624,838   22,342,194    9,894,920




                 See notes to consolidated financial statements

MEDCOM USA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                 MARCH 31,
                                                            2000        1999

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                            ($5,546,733) ($4,532,730)
   Adjustments to reconcile net loss to net cash
    used in operating activities
    Depreciation and Amortization                        1,009,158      749,844
          Imputed value of warrants granted for
           services and interest                           729,578      222,736
          Stock issued for services                      1,704,294      849,785
          Increase in allowance for uncollectable
            receivables                                    286,529           --
           Changes in assets and liabilities:
            Inventories                                     63,145       21,780
            Accounts receivable                           (272,165)     (63,574)
             Prepaid expenses and other current assets     (66,377)     (83,097)
             Notes receivable                              (28,000)          --
            Accounts payable, accrued expenses and other  (507,185)     283,218
             Royalty advances                             (157,198)          --
             Deferred revenue                              (34,500)          --
                                                         -----------------------
NET CASH USED IN OPERATING ACTIVITIES                   (2,819,454)  (2,552,038)

CASH FLOWS FROM INVESTING ACTIVITIES
        Acquisition costs paid                                  --     (465,454)
        Capital expenditures                            (  182,601)    (484,046)
        Change in other assets                              19,545     (409,028)
                                                          --------     ---------
NET CASH USED IN INVESTING ACTIVITIES                     (163,056)  (1,358,528)

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of long-term debt                --      450,000
        Proceeds from exercise of warrants and options   2,094,546           --
        Payments on debt                                  (261,214)    (313,691)
        Payments on obligations under capital leases       (32,614)     (66,876)
        Proceeds from capital leases                            --      725,940
        Payments related to redemption and dividends
          on preferred stock                              (232,446)          --
        Net proceeds from issuance of common stock       5,716,875    1,801,686
        Net proceeds for issuance of Series "C"
         preferred stock                                        --    1,446,845
     NET CASH PROVIDED BY FINANCING ACTIVITIES           7,285,147    4,043,904
                                                         ---------    ---------

     NET INCREASE IN CASH (Notes 7 and 11)               4,302,637      133,338

     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      439,772      263,878
                                                           -------      -------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD         $4,742,409     $397,216
                                                        ==========     ========



                 See notes to consolidated financial statements

MEDCOM USA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2000


                                         Preferred Stock                Common Stock
                                 Series A              Series C
                                  Number                Number               Number             Additional     Accumu-
                                    of                    of                  of                 paid in        lated
                                  Shares     Amount     Shares    Amount     Shares     Amount   Captial       Deficit      Total

Balance  - June 30, 1999          9,250       $  9       1,745     $  2   16,727,506   $1,673  $31,668,851 ($27,563,929) $4,106,606

Net loss - nine months ended
   March 31, 2000                                                                                            (5,546,733) (5,546,733)

Issuance of common stock for cash
  at  prices ranging from $.45 to $4.00
  per share net of $590,075 of expenses                                    6,137,645      614    5,716,261                5,716,875

Issuance of common stock in
  exchange for preferred stock   (5,000)       (5)       (1745)      (2)   3,725,800      372     (118,362)                (117,997)

Issuance of common stock as
   required by existing agreements                                           533,331       53          (53)                      --

Issuance of common stock for
   services and equipment                                                  1,561,500      157    1,306,890                1,307,047

Issuance of common stock for
   accounts payable and lease payments                                       256,839       25      186,098                  186,123

Imputed value of stock warrant
  grants in exchange for consulting
  services and other items                                                                         867,346                  867,346

Exercise of warrants and options                                           1,809,538      181    2,094,365                2,094,546

Issuance of common stock to employees
   and directors                                                             162,629       16      449,993                  450,009

Dividend on Series C Preferred stock                                                                             (56,424)   (56,424)

Issuance of common stock for
   conversion of notes payable and
   accrued interest            ____    ______     _____       ______         487,546       49      425,832      ________    425,881
                                                                          ----------  -------- ---------------            ----------
Balance - March 31, 2000      4,250 $        4        -- $        --      31,402,334   $3,140  $42,597,221  ($33,167,086) $9,433,279
                              =====  =========  =========    ===========  ==========    =====  ===========    ===========  =========



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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB.

Principles of Consolidation

The consolidated financial statements include the accounts of MedCom USA, Incorporated and its wholly owned subsidiaries: Sims Franchise Group, Inc., Sims Communications International, Inc., JustMed.com, Inc. and Link Technologies Inc. and its wholly owned subsidiaries New View Technologies, Inc., Link Dispensing Systems, Inc., and Southeast Phone Card, Inc. The consolidated financial statements also include the accounts of One Medical Services, Inc., Movie Bar Company USA and Vector Vision Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Note 2 - Notes Receivable

The Company had an unsecured note receivable for $150,000 from an unrelated company, which was guaranteed by the company's president and majority stockholder. The company had been making interest payments and had stated that they intended to pay the debt in full. However, the Company has not received any recent payments and the Company's legal counsel has been unable to locate the individual. Therefore, the Company has recorded a reserve for the full amount of the note plus all accrued interest receivable.

The Company also has a note receivable for $664,000 related to equipment previously sold to a customer. No payments have been received on this note and the Company has recorded an allowance of $559,329 reducing the net balance to $104,671, which approximates the value of the underlying collateral.

The Company advanced DCB Actuaries and Consultants, s.r.o. (see Note 9) $65,000. This amount is included in notes receivable, current portion on the accompanying balance sheet.

Note 3 - Notes and Loans Payable

Notes payable consists of the following at December 31, 1999:

8% Convertible note payable, principal due May 1998. Debt includes conversion to common stock feature with conversion rate of
$1.25 per share.  Currently in default.                               $25,000

Convertible  bridge  financing note -bearing
 interest at 11%,  principal due on November 1, 2000
 and  interest on demand.  Debt  includes  conversion
 to common stock feature at $.70 per share.                            70,000

            Total                                                     $95,000
                                                                      =======

Note 4 - Capitalized Lease Obligations

The Company leases various equipment under capitalized leases. The leases bear interest at 13-19% and are payable in monthly installments. At March 31, 2000, the Company owed $136,524 of which $48,000 represents the current portion. The terms for the leases vary from 48 to 60 months and the leases are collateralized by the underlying equipment.

Note 5 - License and Other Agreements

On July 20, 1999, the Company licensed the exclusive rights to market the One Medical Service system to an unrelated corporation. The Company received $567,000 during the nine months ended March 31, 2000. The Company also received a 7-year, 8% unsecured note receivable in the amount of $810,000 as part of the transaction. The note will be paid by monthly royalty payments due the Company and other scheduled payment amounts over its term. The deferred revenue related to this note is being recognized as revenue as the royalties are earned. $34,500 of revenue has been recognized during the nine months ended March 31, 2000. The licensee can convert the monies paid for royalty and licensing fee into an eighty-one percent (81%) ownership interest in One Medical Service. It can acquire the remaining nineteen percent (19%) for the greater of $132,000 or the fair market value of such interest. The corporation also agreed to assume approximately $200,000 of the Company's inventory and related accounts payable. The inventory is being released to the corporation as requested at which time the corporation pays the related accounts payable. The corporation acquired approximately $186,000 of this inventory during the nine months ended March 31, 2000.

Note 5 - License and Other Agreements

In November 1998, the Company purchased certain assets of MedCard Management Systems, Inc., along with the licensing rights to the MedCard name and the MedCard System software and network. (See Note 9)

Note 6 - Continuing Operations

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

Note 7 - Stockholders' Equity

During the nine months ended March 31, 2000, the following equity transactions occurred:

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

The Company issued 1,111,111 shares of common stock at $.45 per share in a private placement to a single investor raising $450,000, net of $50,000 in offering costs. The Company also issued a three-year warrant to purchase 200,000 shares of common stock at $1.00 per share, with a cost of $39,581, based upon an imputed value of $.20 per share. Additionally, the Company issued 300,000 shares of common stock as a penalty for not having completed its registration statement within the required time frame pursuant to the private placement agreement. The imputed value of such a penalty was $442,320.

The Company issued 3,346,833 shares of common stock at $.56 per share in a private placement raising $1,729,362, net of $153,233 of offering costs. The Company also issued three-year warrants to purchase 669,367 shares of common stock at $.59 per share, with a cost of $213,910, based upon an imputed values of between $.31 and $.34 per share.

The Company issued 100,000 shares of common stock at $.78 per share in a private placement raising $69,509, net of $8,591 of offering costs. The Company also issued three-year warrants to purchase 20,000 shares of common stock at $.82 per share, with a cost of $9,403, based upon an imputed value of $.47 per share.

The Company issued 25,000 shares of common stock at $2.06 per share in a private placement raising $45,902, net of $5,673 of offering costs. The Company also issued three-year warrants to purchase 5,000 shares of common stock at $2.17 per share, with a cost of $6,210, based upon an imputed value of $1.41 per share.

The Company issued 808,750 shares of common stock at $4.00 per share in a private placement raising $2,879,150, net of $355,850 of offering costs. The Company also issued three-year warrants to purchase 161,750 shares of common stock at $4.69 per share, with a cost of $216,360, based upon an imputed value of $1.34 per share.

The 6,137,645 shares issued during the nine months ended March 31, 2000, were sold at discounts ranging from 0% to 23% of the then prevailing market price of the Company's common stock since the shares were restricted from sale in public markets. No compensation expense has been recorded in connection with any of the issuances below market due to the restrictions.

The Company issued 800 shares of common stock for the conversion of 5,000 shares of Series A preferred stock.

The Company retired all of its outstanding Series C preferred stock during January 2000. Outside investors purchased 1,445 shares of the Series C preferred stock and converted them into 2,890,000 shares of the Company's common stock. The Company paid $160,567 to the converting former Series C stockholders as payment in full of all dividends ($94,937) and other amounts to which they were entitled. The owner of 300 shares of the Series C preferred stock converted its Series C preferred stock into 600,000 shares of the Company's common stock. The Company issued an additional 60,000 shares of its common stock and a warrant to purchase 132,000 of the Company's common stock at a price of $0.75 per share at any time prior to December 22, 2002 (imputed value of $81,393 or $.62 per share) to this stockholder as payment in full of all dividends ($19,512) and other amounts to which it was entitled. For assisting in arranging the conversion of the preferred shares, the Company issued 175,000 shares of common stock to a financial consultant and $26,400 was paid to another consultant. The Company also incurred legal fees totaling $45,478 related to this transaction.

The Company issued 1,561,500 shares of its common stock for $1,307,047 of services and equipment received. Additionally, the Company issued three-year warrants to purchase a total of 1,285,000 shares of its common stock at prices ranging from $.52 to $5.00 per share, with a combined cost of $486,557, based on imputed values from $.19 to $1.55 per share.

The Company issued 84,571 shares of its common stock in payment of $89,653 of previously existing accounts payable.

The Company issued 172,268 shares of common stock in payment of $43,412 of accounts payable related to leased equipment and $53,058 as a prepayment on future lease payments.

The Company issued 487,546 shares of common stock in payment of $425,881 of notes payable and accrued interest.

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

The Company issued 233,331 shares of common stock to an existing stockholder as required under the original conversion agreement.

The Company issued warrants to purchase 550,000 shares of the common stock of its wholly owned subsidiary, JustMed.com, Inc. at $5.00 per share in exchange for services and capitalized software development costs. The warrants expire in three years. Warrants for the purchase of 450,000 of the Justmed.com shares may, at the option of the warrant holder, be exercised for 650,000 shares of the Company's common stock at an exercise price equal to 125% of the closing price of the Company's common stock at the date of conversion. The value of these warrants, which was based upon the value of the underlying services provided, was determined to be $221,248, based upon imputed values ranging from $0.19 to $0.58 per share. During March 2000, two holders of warrants to purchase 200,000 Justmed.com shares converted them into warrants to purchase of 400,000 shares the Company's common stock at $8.56 per share, pursuant to the original terms of the agreement. The Company also issued to an unrelated party (the originator of the JustMed.com concept) an additional four-year warrant to purchase 1,000,000 shares of JustMed.com's common stock at $2.00 per share. No value was ascribed to this warrant as no significant services were rendered and the value is not determinable.

The Company issued 157,679 shares of common stock to employees and directors of the Company under the Stock Bonus Plan during the nine months ended March 31, 2000, with a total compensation cost of $430,328. The Company also issued 4,950 shares of common stock to employees of the Company not under the Stock Bonus Plan during the nine months ended March 31, 2000, with a total compensation cost of $19,681.

The total value of the above mentioned stock and warrants that is included in general and administrative expenses in the accompanying consolidated statements of operations was $1,285,666 and $473,500 for the three months ended March 31, 2000 and 1999, respectively and $2,484,403 and $838,412 for the nine months then ended.

During the nine months March 31, 2000 the Company received $2,094,546 upon the exercise of warrants and options to purchase 1,809,538 shares of the Company's common stock. This included the issuance of 536,668 shares as cashless exercises.

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

Operating results and other financial data are presented for the two reportable segments of the Company for the nine months ended March 31, 2000 and 1999. Results for the nine months ended March 31, 1999 have been combined into the two segments to reflect the current method of operations. Net revenue includes sales to external customers within the segment and related licensing and royalty revenue. Cost of services includes costs associated with net revenue within the segments. Segment income (loss) does not include general and administrative, selling and marketing, and other income (expense) items or income taxes. Identifiable assets for each operating segment consist of receivables, inventory, prepaid expenses, net property and equipment and goodwill. Corporate assets are cash, patents, and notes receivable related to a previously discontinued segment:

                       Net-   Cost of  Depreciation  Segment Profit Identifiable
                    Revenues  Services   & Amort.       (Loss)          Assets
March 31, 2000:
--------------
Intelligent Vending
Machines           $577,024  $225,742    $626,052     $(274,770)   $1,751,738

Medical
Transaction
Processing       $1,807,340  $737,238    $327,741      $742,361    $4,025,037

Corporate & Other               --            --$  55,365$ (55,365)$5,291,444
                 ------------------------------------------------------------

Consolidated     $2,384,364  $962,980  $1,009,158      $412,226   $11,068,219
                  =========   =======   =========                  ==========

Selling, General
& Administrative
and other                                             $5,945,625
Loss Before Income Taxes                             $(5,533,399)
                                                      ===========

Note 8 - Business Segments, Continued

March 31, 1999
Intelligent Vending
Machines           $974,120  $429,420    $606,567     $ (61,867)   $4,273,506

Medical
Transaction
Processing       $  310,465  $ 91,258   $  87,912    $  131,295    $2,413,213

Corporate & Other             --            --$  55,365$(55,365)   $  345,755
                  ----------------------------------------------   ----------

Consolidated     $1,284,585  $520,678    $749,844        $14,063    $7,032,474
                  =========   =======     =======                    =========

Selling, General
  & Administrative and other                          $4,546,739
                                                      ---------
Loss Before Income Taxes                             $(4,532,730)
                                                     ===========

Medical transaction processing revenues for the nine months ended March 31, 2000 include revenues of $567,000 which represent amounts received or accrued during the period from the licensing of the Company's One Medical System as well as revenues of $172,567 relating to the Company's agreement with SBME. Expenses of approximately $172,000, which were associated with SBME agreement, are included in cost of sales for the period. Goodwill associated with the acquisition of One Medical Services was reduced by $291,417 and charged to depreciation and amortization during the nine months ended March 31, 2000.

Note 9 - Subsequent Events

The Company issued 125,000 shares of its common stock in April 2000 in a private placement raising $445,000 net of $55,000 of offering costs. The Company also issued three year warrants to purchase 25,000 shares of common stock at prices of $4.69 per share, with a cost of $33,441, based upon an imputed value of $1.34 per share.

In April 2000, the Company acquired a 100% interest in DCB Actuaries & Consultants, s.r.o. (DCB), a Czech Republic based company, as well as certain intellectual property from DSM, LLC a Florida Limited Liability Company (DSM). Total consideration paid for these acquisitions was $5,000,000, which consisted of $1,900,000 paid to the former owners of DCB and the member of DSM, $250,000 to be paid as bonuses to the employees of DCB and $2,850,000 of Series D preferred stock. The Series D preferred stock is convertible into common shares at a conversion rate of $4.94 per share of common stock based upon the face value of the preferred stock. The stock has an annual cumulative dividend rate of 4%. The Company paid a fee of $250,000, which was comprised of $100,000 and 37,128 shares of the Company's common stock to the individual that functioned as the broker for this transaction.

In May 2000 the Company acquired from the original Licensor all rights to the MedCard System including all programs, intellectual property, trade names and existing contracts. This acquisition effectively terminates the original License Agreement, except that the royalty provisions of the original License Agreement remain in effect for the same period of time. In consideration for this acquisition, the former Licensor received 100,000 shares of the Company's restricted stock and a three-year warrant to purchase 400,000 shares of the Company's common stock at $3.57 per share, with a cost of $449,446 based upon an imputed value of $1.12 per share.

Note 10 - Commitments & Contingencies

A consultant has informed the Company that it intends to take legal action against the Company regarding the non-issuance of 200,000 shares of the Company's common stock, which the consultant alleges it earned. The Company believes that this claim is without merit, as the consultant did not perform any of the required services. The Company intends to vigorously defend this matter if it should arise. In March 2000, the Company received a notice that the consultant filed a demand for arbitration. The matter has not been set for arbitration.

A former member of the Company's Board of Directors filed a claim against the Company in March 2000 claiming that he should have received 25,000 shares of the Company's restricted common stock and options to purchase 75,000 shares of the Company's common stock at prices ranging from $.01 to $2.20 per share. The Company believes the claim is without merit, and as such, it intends to actively dispute this matter.

In December 1998, an individual filed a complaint against the Company seeking $250,000 plus interest and legal costs related to loans made to the Company in 1994. The matter was inactive until March 2000, at which time the plaintiff began to pursue the matter. The Company is actively defending the claim. The Company believes the claim is without merit as the loans had either been repaid or converted into franchises for sale of ACDC units.

In March 2000, the Company was served with a summons naming it as a cross defendant in an action between a former owner of One Medical Services, Inc. and a third party. The former One Medical Services, Inc. owner had originally sued the third party for collection of amounts he alleges he was due. The third party then filed a counter claim for $300,000 plus costs against this individual, while also naming the Company as a co-defendant. The Company believes that it should not be a party to this matter as it had no involvement with the issue. The former One Medical Services, LLC owner has indemnified the Company against any losses it may incur as a result of this entire matter, other than the Company's initial legal costs incurred in its attempt to be removed from the claim.

The Company is also involved in various legal matters that arise during the normal course of business. The Company believes that none of the items referred to above will have a material adverse effect on the Company's financial position or results of operations.

Note 11 - Supplemental Disclosures of Cash Flows Information

The Company transferred $83,350 of video vending inventory into fixed assets during the nine months ended March 31, 2000 as such items were placed in service during this period. Other noncash activities are discussed in Note 7.

Cash paid for interest and income taxes was as follows:

                                          Nine Months Ended March 31,
                                             2000                   1999
                                            -----                   ----

Interest                                  $69,246                $128,370
Income taxes                              $13,334                      --


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


      Results of Operations - Three and Nine Months Ending March 31, 2000

Total revenues increased from $1,284,585 during the nine months ended March 31, 1999 to $2,384,364 during the nine months ended March 31, 2000. All of this increase is attributed to the medical transaction processing, which actually accounted for an increase of $1,496,875, while the intelligent vending machine income declined by $397,096 during these periods. The Company is in a state of transition with its expansion and focus on the Medical Transaction Processing Segment. Conversely, there has been a decline in the emphasis on intelligent vending machine income. Medical transaction processing income increased from $215,266 to $316,650 and intelligent vending machine revenues decreased from $297,302 to $104,548 during the three months ended March 31, 2000 as compared to the same period of the prior year.

Medical transaction processing revenues for the nine months ended March 31, 2000 include revenues of $601,500 which represent amounts received or accrued during the period from the licensing of the Company's One Medical System and related royalty income, as well as revenues of $172,567 relating to the Company's agreement with SBME (as discussed below). Approximately 95% of these revenues were recognized during the three months ending September 30, 1999.

In July 1999 the Company licensed its rights to the One Medical Service Network to an unrelated third party for $1,377,000 of which $567,000 was received by February 2000. The remainder ($810,000) will be paid in accordance with the terms of an unsecured promissory note, which is payable prior to July 2006. Goodwill associated with the acquisition of One Medical Services was reduced by $15,309 and $306,726 and charged to depreciation and amortization during the three and nine months ended March 31, 2000, respectively.

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

The Company continued the process of establishing its distribution channels for the MedCard System during the quarter ended March 31, 2000. A significant amount of time was spent in training the outside sales organizations and developing the necessary infrastructure.

In May 2000 the Company acquired from the original Licensor all rights to the MedCard System including all programs, intellectual property, trade names and existing contracts. This acquisition effectively terminates the original License Agreement, except that the royalty provisions of the original License Agreement remain in effect for the same period of time. As a result of this acquisition the Company has exclusive ownership and use of the MedCard System.

Management  also  focused  much  of  its  attention  on  consummating   the  DCB
acquisition (see below) during the quarter ended March 31, 2000.

Gross profit for the nine months ended March 31, 2000 totaled $1,421,384 with a margin of 60%. The comparable margin last year was $763,907 or 59%. Gross profit was $174,703, or 41% for the three months ended March 31, 2000, as compared to $323,686, or 63% for the three months ended March 31, 1999. The decline is a result of the shift from intelligent vending transactions to the medical transaction processing segment.

Selling and marketing, and general and administrative expenses were $1,574,498, higher for the nine months ended March 31, 2000 compared to the same period last year primarily related to an increase in equity based compensation for services, which increased from $838,412 to $2,484,403, or $1,645,991. Offsetting this amount, the Company realized the benefits of cost reductions made during the latter part of the prior fiscal year and during the current fiscal year. Additionally, in the prior year, the Company incurred significant start-up costs related to its new lines of business and the expansion of its other business segments. Selling and marketing, and general and administrative expenses were $1,174,137 higher during the three months ended March 31, 2000 as compared to the same period last year. Of this increase, $812,166 was the result of an increase in equity based compensation during the current three month period as compared to the same period of the prior year. The Company also recorded a 100% reserve against a note receivable in the amount of $150,000 during the quarter ended March 31, 2000, as the Company and its legal counsel have been unable to locate the borrower and increased the reserve on another note by $104,671. These amounts were included in general and administrative expenses during the three months ended March 31, 2000.

In April 2000, the Company acquired a 100% interest in DCB Actuaries & Consultants SRO (DCB), a Czech Republic based company and certain technology and intellectual property from

DSM, LLC, a Florida limited liability company. DCB developed and currently operates a health insurance decision support system with advanced data structures, which is known as the Health Information Gateway. DCB's advanced data structures can support the needs of a comprehensive health care delivery system in a multitude of areas, including: patient services, risk management, clinical services and administrative functions. Clinical services provided by DCB's system include electronic patient record systems, critical care pathways (i.e. treatment programs) and electronic medical documents (i.e. x-rays, lab results, EKG's, etc.). Administrative functions provided by DCB's system cover quality assurance, claims management and market/sales analysis. The Company intends to market DCB's products and services to hospitals, insurance companies and governmental agencies in the United States and abroad. The Company will continue to operate DCB as a separate wholly owned subsidiary in the Czech Republic, while also starting operations for this division in the United States.

The Company continues to concentrate its efforts on the sales and marketing of the MedCard System and will now also focus on the further development and the marketing of the Health Information Gateway primarily in the United States, although existing European markets will also be targeted for the DCB Czech operations. The Company also believes that there will be a synergy between certain of the marketing and sales efforts of the DCB Health Information Gateway and the MedCard System as they both can be sold to the same target market.


Liquidity and Sources of Capital

During the nine months ended March 31, 2000, the Company's operating cash requirement was $2,819,454, attributable to a net loss of ($5,546,733) mitigated by non-cash charges for depreciation and amortization ($1,009,158) and the issuance of stock and options for services ($2,433,872), which was done primarily to preserve cash. This shortfall was funded by the sale of common stock for $5,716,875, the proceeds of $2,094,546 from the exercise of warrants and options to purchase common stock and the $567,000 licensing fee collected that related to One Medical Service. Partially offsetting this funding were capital expenditures of $182,601, the cash payment of $94,937 for dividends and cash outlays related to the retirement of the Series C preferred stock of $137,509.

Because of the proceeds received from the sale of its common stock and the exercise of options and warrants, the Company's cash balance as of March 31, 2000 was $4,742,409. During the nine months ended March 31, 2000, the Company reduced its current liabilities from $2,142,550 to $818,916. Approximately $560,000 of this reduction was the result of the conversion of notes payable and other liabilities into common stock. The balance was the result of the payment of the Company's debt, including $250,000 that was used to pay its line of credit. The Company will have used approximately $2,350,000 of its existing cash to acquire DCB Actuaries and Consultants, s.r.o., including estimated professional fees.

The $4,532,730 net loss for the nine months ended March 31, 1999 was funded by a $1,072,521 charge for equity based compensation (to conserve cash) and proceeds of $1,801,686 from the private sales of the Company's common stock and proceeds of $1,446,845 from the sale of the Company's Series C preferred stock.

The Company expects to incur additional losses during the quarter ending June 30, 2000. The Company is forecasting a profit during the quarter ending September 30, 2000, before depreciation and amortization and stock based compensation for its MedCard division. The DCB division, including the Czech based subsidiary, is expected to generate losses until the middle of the Company's next fiscal year, as the Company begins an extensive marketing and promotion campaign in the United States and develops the necessary personnel and technological infrastructure. MedCom will incur significant costs related to the start up of domestic operations for DCB. The Company is forecasting a Company-wide net profit for the quarter ending December 31, 2000. Improvement in operating results is expected to be the result of increased revenues from the MedCard transaction system and the release of an on-line version of MedCard system, as well as revenues from the sale or licensing of DCB technology and services.

There can be no assurance that the Company's projections in this regard will be accurate or that the Company will ever earn a profit.

Between April 1, 2000 and May 3, 2000, the Company raised approximately an additional $445,000, net of expenses of $55,000 from the issuance of 125,000 shares of common stock at a price of $4.00 per share. All of these shares were issued at prices below market because they were restricted from sale in public markets. Additionally, the Company has received approximately $85,000 upon the exercise of warrants to purchase 56,670 shares of the Company's common stock at prices ranging from $1.50 to $1.54 per share.

The Company's auditors stated in their report on the Company's financial statements for the year ended June 30, 1999 that due to MedCom's recurring losses form operations there is substantial doubt as to MedCom's ability to continue in business. The existence of such an explanatory paragraph in the auditor's opinion can make it more difficult for the Company to raise or borrow additional funds.

Although the Company has reduced its cash requirements for normal operations through the sale of the Link assets and the license of the One Medical Services Network, it will still need cash to fund operating losses during the year ending June 30, 2000. As of May 3, 2000 the Company had approximately $3,000,000 in cash, of which approximately $350,000 is still owed related to the DCB acquisition. The Company believes that this amount will be sufficient to fund its operations and to acquire computer and telecommunications equipment required for expansion of the MedCard System and the operations of DCB. In the event that the Company does not have adequate cash to purchase the entire computer and telecommunications equipment that it expects it will need, the Company is of opinion that it will be able to acquire a certain amount of the equipment through leasing arrangements or other financing sources. However, the Company may seek additional funding to be able to capitalize upon the existing opportunity for both the MedCard System and DCB's health Information Gateway. Obtaining this additional funding will allow the Company to fully implement its business plan and to capitalize on the market potential in a faster manner. The Company may also be able to obtain such additional funding. There can be no assurance, however, that the Company will be successful in obtaining additional funding.

The Company has filed a preliminary proxy statement with the Securities and Exchange Commission, indicating that it intends to ask its shareholders to increase the number of authorized shares. If this measure is not approved, it can significantly impact the Company's ability to raise capital by selling additional shares. Management of the Company believes that it will receive the necessary votes to approve this measure.

The Company had $25,000 of convertible notes payable that were in default as of March 31, 2000 as the Company is unable to locate the lender.

Year 2000 Issue

The Company did not experience any issues related to the year 2000 issue. However, the Company continues to monitor operations to identify any potential problems. The Company believes that to the extent issues are subsequently identified, if any, they will not have a material impact on the Company's financial position or results of operations.




                                     PART II

                                OTHER INFORMATION

      Item 1.  Legal Proceedings.

      In March 2000 the Company was named as a defendant in a counter-claim filed by Fitsum Worrede, Sammuel Petros and Westside Home Medical Equipment, Inc. (collectively referred to as "Westside") in the Los Angeles, California Superior Court. Westside's counter-claim requests damages of $300,000 and also names Richard Neimerow, a former owner of the Company's One Medical Service Division, as a defendant. The counter-claim was brought in response to a complaint filed by Mr. Niemerow against Westside seeking a judgement for amounts which Mr. Niemerow claims are owed to him by Westside. The Company does not believe it has any liability to Westside and Mr. Neimerow has indemnified the Company against any losses it may suffer as a result of Westside's claim.

      On March 21, 2000 George Pursglove, a former director of the Company, filed a complaint against the Company in the Circuit Court of Broward County, Florida. In his complaint, Mr. Pursglove, a former director of the Company, contends that in October 1998 the Company's Board of Directors adopted a resolution granting Mr. Pursglove options to purchase 75,000 shares of the Company's common stock as well as a bonus of 25,000 shares of common stock. The Company has denied that its Board of Directors ever adopted the resolution referred to in Mr. Pursglove's complaint.

      See Item 3 to the Company's annual report on Form 10-KSB/A for the year ended June 30, 1999 for information concerning the Company's other legal proceedings.

      Item 2.  Changes in Securities.

      Note 7 to the financial statements included as part of this report discloses the shares of the Company's common stock that were issued or sold during the nine months ended March 31, 2000. With the exception of the shares issued pursuant to the Stock Bonus Plan, none of securities described in Note 7 were registered under the Securities Act of 1933.

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


                            MEDCOM USA, INCORPORATED



                               By: /s/ Mike Malet
                                   ----------------------------------------
                                   Mike Malet
                                   Vice-President

                                  /s/ Alan Ruben
                                  -----------------------------------------
                                   Alan Ruben
                                   Principal Financial and Accounting Officer

Date: May 12, 2000