Form 10KSB/A
period 1999-06-30
MEDCOM USA INC
filed 2000-07-18
CIK 907127

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

Commission File No. 0-25474

                            SIMS COMMUNICATIONS, INC.
                   -------------------------------------------
                 (Name of Small Business Issuer in its charter)

                Delaware                                  65-0287558
         ------------------------                      -------------------
         (State of incorporation)                        (IRS Employer
                                                       Identification No.)
       18001 Cowan, Suites C&D
         Irvine, California                                        92614
   ----------------------------------------                     -----------
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

In June 1999 the Company sold 520 of Link's scrip terminals to the employee who was responsible for overseeing this aspect of the business. Although the Company did not receive any material cash payment in connection with this sale, the purchaser of the assets agreed to assume $70,000 in accounts payable and approximately $600,000 in capitalized lease obligations associated with the acquisition of the scrip terminals. The assets sold had a net book value of approximately $635,000. The Company recognized as income previously recorded deferred gross profit related to the scrip terminals totaling $212,805, as well as an immaterial gain related to the sale of the assets and the release from the related obligations. Excluded from the sale of Link's assets were 117 scrip terminals (45 of which are in operation) and all of the PCD's. The purchaser also agreed to hire all of the employees involved with this business line and to assume the lease obligation for the related office space. The script terminals were sold because this line of business was not profitable and, in the opinion of the Company's management, was not likely to become profitable in the foreseeable future.

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

      In July 1999 the Company licensed its rights to the One Medical Service Network to an unrelated third party for $1,377,000, of which $300,000 was paid by September 30, 1999, $267,000 of which is to be paid by January 5, 2000 and the remainder of which ($810,000) will be paid in accordance with the terms an unsecured promissory note which bears interest at 7% per year. The principal due on the note is to be reduced by license royalties due the Company, up to a maximum of $6,000 per month, and prepaid phone card credits of $3,000 per month. On July 30, 2002 the licensee is to make a one-time payment to the Company equal to 25% of the then outstanding principal on the note. All unpaid principal and interest is due on July 30, 2006. The licensee can convert the amounts paid for royalties and the license fee into an 81% interest in One Medical Services and can acquire the remaining 19% for the greater of $132,000 or its fair market value. The Licensee also agreed to acquire the inventory as they needed it and pay $200,000 of accounts payable related to the inventory. The Licensee hired the full time employees involved with this operation. The Company retained as employees those persons who devoted less than full time to the One Medical Services Network. These people primarily provide technical support, installations, repairs, maintenance of the underlying software and billing support. The Company charges the Licensee for these services on a time and materials basis. The Licensee also assumed other overhead associated with the One Medical operation. The Company uses the prepaid phone card credits in the sale of its prepaid calling cards.

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

JustMed.com

      The JustMed.com division involves three components:

o     The MedCard health insurance verification and billing system

o     The JustMed.com website

o     The Med Store

MedCard System

      In November 1998 the Company acquired, from an unrelated entity, Dream Technologies, LLC (Dream), an exclusive worldwide license to software programs and related technology known as the MedCard System. In consideration for this acquisition, Dream received $450,000 in cash, 100,000 shares of the Company's restricted stock and a three-year warrant to purchase 350,000 shares of the Company's common stock at $1.28 per share.

      The Company is required to pay a royalty to Dream equal to twenty-five percent of the first $1,000,000 of net monthly revenue and ten percent of net monthly revenue in excess of $1,000,000. The term net revenues means the gross revenues received from the use of the MedCard software program less (a) terminal lease costs of up to $50 per month,: (b) commissions payable to agents which place terminals with end users; and (c) network costs which include (i) claim fees payable to data vendors, (ii) charges for verification of insurance coverage and (iii) similar telecommunications charges related to obtaining claims processing and/or benefits verification information.

      The original Medcard license was for a period of fifteen years and was exclusive for the entire term provided at least fifteen thousand systems were sold to end users by May 31, 2001. The Company, as of March 31, 2000, had sold approximately 850 systems.

      In May 2000 the license agreement with Dream was amended such that the Company acquired all rights to the MedCard system including all software programs, intellectual property, trade names and existing contracts. The amendment effectively terminated the original License Agreement, except that the royalty provisions of the original license agreement will remain in effect until November 2013. In consideration for this amendment, Dream received 100,000 shares of the Company's restricted common stock and a warrant to purchase 400,000 shares of the Company's common stock at $3.57 per share at any time prior to May 11, 2003. For financial reporting purposes the warrant had a cost of $449,446 based upon an imputed value of $1.12 per share, using the Black Scholes option pricing method with the following assumptions: Expected life - 2 years, 48% volatility, risk free interest rate of 6.5% and 0% dividend rate. The Company believes the acquisition of the rights to the technology and the other aspects, along with the simultaneous termination of the License Agreement will ensure its exclusive and perpetual use of the MedCard System.

      The License agreement also required the Company to retain as consultants two owners of Dream Technologies until May 31, 2001 at a fee of $2,000 per person per week. in June 2000 the Company hired these individuals as employees under two year employment contracts with essentially the same terms.

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

      The Company also markets a complete billing service using the MedCard System to hospitals and large practice groups. The Company receives a percentage of the amounts collected under these arrangements, as opposed to a fee for each item processed. As of March 31, 2000, the Company was providing this service to one hospital and one medical practice group.

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

      The MedCard System currently operates through either a Point of Sale Terminal or a personal computer. The Point of Sale Terminals are purchased from Hypercom USA, Inc. (Hypercom) under a non-cancelable agreement that expires in February 2001. If the contract with Hypercom is not renewed, the Company could purchase its terminals from another supplier although this may result in a disruption of the Company's sales process for a short period of time while its software is reconfigured to meet the specifications of the new supplier. However, the Company believes that it is unlikely that the Company will stop purchasing terminals from Hypercom upon the expiration of the current agreement. If this occurs, the Company anticipates that it will have adequate notification to make the necessary software modifications in a timely manner so as to not disrupt operations. An on-line version is under development.

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

      The MedCard System is marketed through Company sales personnel, as well as independent sales representatives and financial institutions such as EFS National Bank, a subsidiary of Concord EFS, Inc., Physicians Management Group, and Healthtech Systems. Company sales personnel generally receive a commission for sales of the terminals. The Company receives a fixed amount per terminal if the sale is not made by Company sales personnel. The Company also receives a fee for each transaction processed through the MedCard System.

      For the year ended June 30, 1999, the majority of MedCard Systems revenue was developed by Company sales personnel, with the remaining revenues distributed among several independent sales representatives, none of whom, individually, resulted in a material amount of MedCard System sales. For the nine months ending March 31, 2000, 95% of terminal sales were completed by Company sales personnel, including the sale of 500 terminals to Executive Healthcare Services and 68 terminals to Physician Management Group, both of which are Independent Sales Organizations. The remaining MedCard System revenues were developed by several other independent sales representatives, none of which, individually, resulted in a material amount of sales.


      As of June 30, 2000 the MedCard system was able to retrieve on-line eligibility and authorization information from approximately 125 medical insurance companies and electronically process and submit billings for its healthcare providers to over 1,650 companies. These insurance providers include CIGNA, Prudential, Oxford Health Plan, United Health Plans, Blue Cross, Medicaid, Aetna, Blue Cross/Blue Shield and Metrahealth.

Website

      The JustMed.com website is an Internet web site which began functioning on July 1, 1999. The website advertises healthcare products and services which are available to the general public and provides medical information to the general public. Persons in need of healthcare products and services can access the website and order products or transfer to the more detailed websites maintained by the companies which provide the products and services. The Company expects to generate revenues from this website by charging providers of healthcare products and services fees for advertising on the website. The Company will also receive fees when a person transfers from the Company's website to the websites maintained by a provider of healthcare products or services. The Company expects that advertisers on its website will include distributors of healthcare equipment and products, hospitals, physician practice groups, and clinics. The Company is not currently marketing its web site.

      The Company obtains the medical and other information for its website primarily from three independent suppliers, Healthology, InfoSpace.com and iSyndicate. These suppliers operate under agreements with terms ranging from one to two years. In the event that any or all of these providers decide not to renew their contract with the Company, the Company believes that it could locate alternate website content providers with no interruption to the Company's business operations.

Med Store

      The Med Store is a feature of Sims' website which allows consumers to use their computers to purchase a variety of healthcare products and services supplied by unrelated manufacturers and healthcare service providers. Items available for purchase include canes, crutches, walkers, bath chairs, blood pressure units, cold therapies, exercise equipment and hot and cold packs. The Med Store became operational on July 1, 1999. The Company is not currently directly marketing the Med Store aside from its website.

      Accredited Homecare Pharmacy and Accredited Medical Services are responsible for filling orders for products or services purchased from the Med Store. The providing of these fulfillment services can be terminated at the discretion of either party. If the fulfillment companies decide to no longer service the Company, management believes that another supplier could handle the fulfillment process, with no disruption to the Company's operations.

Movie Vision

      In January 1998 the Company issued 550,000 shares of its common stock to the shareholders of Moviebar Company USA and Vectorvision, Incorporated in consideration for the acquisition of businesses known collectively as "Movie Vision." Movie Vision rents video cassettes, primarily containing motion pictures, through automated dispensing units in hotels. Movie Vision currently has video cassette dispensing machines in approximately 110 hotels and time share facilities in the United States. Machines are located in approximately twenty states with the largest concentration in Florida and California. Movie Vision services are marketed through Company personnel.

      The customer can either rent a single video or purchase a video card that entitles the customer to view an unlimited number of videos during the rental period (three to seven days).

DCB Actuaries & Consultants

      In April 2000, the Company acquired 100% of the stock of DCB Actuaries & Consultants SRO (DCB), a Czech Republic based company and certain technology and intellectual property from DSM, LLC (DSM), a Florida limited liability company. DCB developed and currently operates a health insurance decision support system with advanced data structures. The purchase price of DCB was approximately $2,500,000 and was comprised of the following:

      Series D preferred stock                            $ 494,000
      Purchase price - cash                               1,403,848
      Direct costs of acquisition - cash (estimated)        135,763
      Direct  costs  of acquisition - 12,880  shares
       of common stock                                       52,037
      Excess of  liabilities
       over assets of DCB                                   412,480

       Total acquisition value                           $2,498,128
                                                         ==========

The purchase price of the technology and intellectual property acquired from DSM was approximately $3,305,000 and was comprised of the following:

      Series D preferred stock                           $2,356,000
      Purchase price - cash                                 746,153
      Direct costs of acquisition - cash (estimated)        104,488
      Direct costs of acquisition - 24,249 shares
       of common stock                                       97,963

       Total acquisition value                           $3,304,604
                                                         ==========

Each of the 2,850 shares of Series D preferred stock issued in connection with the acquisition of DCB and the DSM technology are convertible into 202.4 shares of the Company's common stock at any time at the holder's option, for a total of 576,923 shares of common stock. The Company can convert the Series D Preferred shares into shares of Medcom's common stock, in the manner described above, at any time after April 15, 2001 so long as the bid price of Medcom's common stock exceeds $4.94 and the shares of common stock issuable upon the conversion of the Series D Preferred shares are either covered by an effective registration statement or are eligible for sale pursuant to Rule 144 of the Securities and Exchange Commission.

DCB is a member of an international network of actuarial consulting firms, Woodrow Milliman, an international network of actuarial and consulting firms represented in 34 countries, employing over 3,000 people worldwide. DCB was formed in 1991 and currently employs approximately 65 professionals in the Czech Republic, primarily highly qualified software engineers, actuaries and consultants.

DCB developed and operates a Health Information Gateway, which is a state of the art, web-based infrastructure, featuring advanced data mining capabilities, designed to meet the information needs of the worldwide health care industry in a real time basis. The Health Information Gateway can be a valuable tool for healthcare entities of almost any size, from the small physician group to the large hospital chain or insurance company and plan.

There are four main components, each targeting a different group of users. They include:

o Risk Management - Actuarial analysis and PMPM predictions (per member per month predicted cost) are provided. These features are ideal for the insurance company or managed care plan, as well as for a hospital concerned with controlling its costs. This segment is of particular interest to those involved with the financial implications of operating a healthcare facility or insurance concern.

o Clinical Services - Electronic patient record system, critical care pathways and electronic medical documents are available. On-line documents include x-rays, diagnostic results, lab reports, EKGs and physician notes. The electronic medical documents feature allows a healthcare provider to review these patient critical documents on-line, possibly from home or the office. More than one physician in multiple locations can also review the records simultaneously. This has significant implications regarding the ability to provide quick and effective consultations. This aspect can be used by healthcare providers of any size, while improving the care given to the patient. The critical care pathways can indicate a standard treatment regimen based upon the patient's particular background and symptoms, as compared to the actual course of action being followed. The Clinical Services segment is geared towards the physicians and improving the overall standard of care and the ability to enhance the ease by which it is given.

o Administrative and Management Functions - The Health Information Gateway can assist with quality assurance and management, as well as claims analysis. Market and sales scrutiny can also be accomplished. This aspect covers not only certain of the financial concerns, but also enables the healthcare provider (from the small physician practice to the large hospital organization or insurance company) to review its performance, against its own goals or the results of other similarly sized or located organizations. It provides a barometer of their overall performance. The reporting features can be tailored to meet the information needs of the user, whether they are a small independent practitioner or a large healthcare chain.

o Patient Services - The patients will also benefit from the Health Information Gateway. They will be able to monitor personal health profiles, in addition to their own medical treatment histories. Early warning and reminder alerts will also be available on line.


    The Company intends to market DCB's Health Information Gateway to hospitals, insurance companies, consultants and governmental agencies in the United States and abroad. Both Company personnel and outside consultants will market DCB's products. The Company will offer the Health Information Gateway in two formats, a direct license of the technology to the end user, as well as providing the service under an Application Service Provider (ASP) relationship. By offering both alternatives, the Company believes it will be able to capture a larger market share, since it will be able to accommodate the needs of different sized organizations with varying budgetary constraints. The ASP center is currently under construction in a newly leased facility in Florida.

DCB's has other products related to healthcare, pensions and medical insurance. One such product is its "VFlex" product. VFlex stands for Virtual Flexible Benefits. Using VFlex, employees will have the ability to administer their own benefits over a company's intranet from anywhere in the world. The Company anticipates marketing this program to large companies with multi-national operations.

Competition

      There are many companies that compete with the Company at some level. Competing health insurance processing systems include Envoy, Medical Manager, Medic, Spot Check and Mediphis. Leading consumer healthcare websites include AOL Health Channel, Thrive Online, drkoop.com, Mayo Clinic Health Oasis, InteliHealth, Mediconsult.com, and OnHealth. The Company also faces competition from a variety of sources with respect to its Movie Vision operations, including premium cable companies such as HBO and Showtime, video on demand companies including On Command Video and Lodgenet Entertainment as well as smaller vendors, such as VTV and Suite View that provide the same service as the Company. The Company anticipates that DCB will compete with Eclipsys, Healtheon/Web MD, Medisoft and McKesson/HBOC in terms of providing high end technical solutions to the healthcare industry, although Company management believes that none of these competitors provide as comprehensive a system as is provided by DCB. Many of these competitors are far better capitalized than the Company and control significant market share in their respective industry segments.

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

ITEM  2. DESCRIPTION OF PROPERTIES

          See Item 1 of this report.

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

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

      Other than the foregoing there are no material legal proceedings to which the Company is a party or to which its properties are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

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

      Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors and, in the event of liquidation, to share pro rata in any distribution of the Company's assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. The Company has not paid any dividends on its Common Stock and the Company does not have any current plans to pay any Common Stock dividends.

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

      The remaining shares issued or sold during the two years ended June 30, 1000 were issued or sold in reliance upon the exemption provided by Section 4(2) of the Act. The persons who acquired these shares were either accredited or sophisticated investors. The shares of common stock were acquired for investment purposes only and without a view to distribution. The persons who acquired these shares were fully informed and advised about matters concerning the Company, including the Company's business, financial affairs and other matters. The persons acquired these shares for their own accounts. The certificates representing the shares of commons tock bear legends stating that the shares may not be offered, cols or transferred other than pursuant to an effective registration statement under the Securities Act of 1933, or pursuant to an applicable exemption from registration. The shares are "restricted" securities as defined in Rule 144 of the Securities and Exchange Commission.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      The following selected financial data should be read in conjunction with the more detailed financial statements, related notes and other financial information included herein.

Statement of Operations Data:
----------------------------

                                             Years Ended June 30,
                                       1999                       1998
                                       ----                       ----

Revenues                            $2,212,376                   $980,951
Cost of Services                      (634,518)                  (523,479)
Operating and other
     Expenses                       (8,724,843)                (7,503,483)
Loss from Discontinued Operations              --                 (63,737)
                                 ----------------          ---------------
Net Loss                           $(7,146,985)               $(7,109,748)
                                   ============               ============

Balance Sheet Data:
------------------
                                             June 30,
                                    1999                    1998
                                    ----                    ----

Current Assets                $1,168,055                  $787,998
Total Assets                   6,374,862                 5,602,751
Current Liabilities            2,142,550                 2,785,015
Total Liabilities              2,268,256                 3,372,542
Working Capital (Deficit)       (974,495)               (1,997,017)
Shareholders' Equity           4,106,606                 2,230,209

No Common Stock dividends have been declared by the Company since its inception.

Results of Operations

         The following table shows the percentage of the Company's gross revenues by category for the periods indicated, as well as the anticipated revenue percentage from each category for the year ending June 30, 2000.

                                                Percent of Gross Revenues
                                              -------------------------
                                                                  Year Ending
                                         Years Ending June 30,   June 30, 2000
                                         ---------------------
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

(l) There can be no assurance that these percentages will not change significantly based upon events that may not be within the Company's control. Projected revenues for the year ending June 30, 2000 constitute a forward-looking statement which is subject to risks and uncertainties which could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include lack of adequate funding, loss of major customers and inability to meet sales projections.

      Prior to 1996 the Company operated ACDC units for its own account and also sold franchises which provided third parties the right to operate ACDC units at various franchised locations. At September 30, 1999, the Company was not operating any ACDC units and the Company's only remaining franchisee had four ACDC units in operation.

        In 1996 the Company introduced four programs in an effort to diversify and broaden the Company's product and service mix: (i) cellular telephone activations, (ii) sale of pre-paid phone cards, (iii) sale of long distance telephone service and (iv) rental of cellular telephones using overnight courier service. With the exception of the sale of pre-paid calling cards, these programs were discontinued in December 1997.

      In December 1996 the Company acquired all the issued and outstanding shares of Link International, Inc. (see Item 1 of this report). In June 1999 the Company sold 520 of Link's scrip terminals to the employee who was responsible for overseeing this aspect of the Company's business. Although the Company did not receive any material cash payment in connection with this sale, the purchaser of the assets agreed to assume $70,000 in accounts payable and approximately $600,000 in capitalized lease obligations associated with the scrip terminals. The assets sold had a net book value of approximately $635,000. The Company recognized as income previously recorded deferred gross profit related to the scrip terminals totaling $212,805, as well as an immaterial gain from the sale of the assets and the release from the related obligations.

      In January 1998 the Company acquired its Movie Vision division from Moviebar Company USA and Vectorvision, Incorporated. Movie Vision rents videocassettes, primarily containing motion pictures, through automated dispensing units in hotels and time share facilities.

      In May 1998 the Company acquired One Medical Services, Inc. (see Item 1 of this report). In July 1999 the Company licensed its rights to the One Medical Service Network to an unrelated third party (Licensee) for $1,377,000, of which $300,000 was paid by September 30, 1999, $267,000 of which is to be paid by January 5, 2000 and the remainder of which (810,000) will be paid in accordance with the terms an unsecured promissory note which bears interest at 7% per year. The principal due on the note is to be reduced by license royalties and other credits up to a maximum of $9,000 per month. The Licensee also agreed to purchase approximately $200,000 of the Company's inventory on an as needed basis and to pay the related accounts payable. Such inventory is being released to the Licensee as requested at which time the Licensee pays the related accounts payable. The Licensee hired the full time employees involved with this operation. The Company retained as employees those persons who devoted less than full time to the One Medical Services Network. These employees primarily provide technical support, installations, repairs, maintenance or the underlying software and billing support. The Company charges the Licensee for these services on a time and materials basis. The Licensee also assumed other overhead associated with the One Medical operation. This transaction will improve the Company's cash flow by eliminating overhead, recovering amounts for services provided and providing for future licensing and royalty fee income.

      In November 1998 the Company acquired the world wide license to software programs and related technology known as the MedCard system. The MedCard system is an electronic processing system which consolidates insurance eligibility verification and processes medical claims and approvals of credit card and debit card payments in under 30 seconds through a single, small terminal or a personal computer. The MedCard system is a major component of the Company's JustMed.com division.

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

Year Ended June 30, 1999

      During the year ended June 30, 1999, the Company's revenue increased as a result of the Company's expansion into financial processing (Link debit and scrip terminals), medical transaction processing (One Medical and MedCard operations) and automated motion picture rentals (Movie Vision division). These business segments produced revenues of $625,801, $583,777 and $860,126, respectively for the year ended June 30, 1999. Comparable revenues from these segments for the year ended June 30, 1998 were substantially less since the full scale distribution of the Link debit and scrip terminals did not begin until April 1998, and the One Medical and MedCard operations did not commence operations until May 1998 and November 1998, respectively. During the summer of 1999 the Company began directing its efforts toward its JustMed.com division. As a result of this change in focus, and as discussed above, the Company sold a major portion of its script terminals in June 1999 and the Company licensed its rights to the One Medical Service Network in July 1999. In connection with the sale of the financial processing division, the Company recognized $210,000 of deferred gross profit.

      Selling, Marketing and General and Administration expenses (including depreciation) increased to nearly $8,400,000 during the year ended June 30, 1999 compared to $5,900,000 in the prior year primarily due to the following:

1) The financial processing segment, One Medical and Movie Vision were operating during all twelve months of fiscal 1999, compared to shorter periods in the prior year.
2) The Company acquired its MedCard operation in November 1998. As a result, only operations for the twelve month period ending June 30, 1999 were affected by the expenses of this division.
3) Depreciation and amortization expense was $1,099,871 in the year ended June 30, 1999 compared to $474,372 in the prior period. A substantial portion of this increase was the result of depreciating assets related to the Company's ACDC operations for a full year compared to the prior year.
4) As a result of the sale of a portion of its financial processing division, the Company incurred approximately $140,000 of commission expense in the quarter ended June 30, 1999.
5) The Company incurred one-time expenses related to the closing of offices in New Jersey and Modesto, California offices and in the termination of offices leases Florida.
6) The Company expensed approximately $200,000 in additional reserves against note receivables deemed uncollectible at June 30, 1999. See Note 5 to the Company's June 30, 1999 Financial Statements.

      During the year ended June 30, 1999 equity-based compensation increased to $2,540,338, which was 50% greater than the prior period. The Company issued shares of its common stock to pay for the services provided by employees and outside consultants retained for a number of projects, including the development of the Company's website, internet healthcare web portal and e-commerce business applications.

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

      3) In March 1997, the Company entered into a License Agreement with Cancall Cellular Communications, Inc. ("Cancall") whereby the Company provided Cancall with a license to operate and/or distribute the Company's ACDC units, prepaid calling card machines and point-of-sale terminals. The Licensing Agreement also required Cancall to purchase a certain number of ACDC units and point-of-sale terminals from the Company. Between March and September 1997, the Company sold 30 ACDC units to Cancall for $705,000. In payment of the $500,000 licensing fee and the 30 ACDC units, Cancall issued 1,807,800 shares of it's Class B Preferred Stock to the Company. As of September 30,1997 the Company had valued the Cancall Preferred Stock at $1,310,000. Subsequent to September 30, 1997 the Company and Cancall determined that Cancall would not be able to comply with the terms of the Licensing Agreement. Accordingly, Cancall (i) agreed to rescind the licensing agreement and the sale of the ACDC units (ii) the equipment previously sold to Cancall were returned to the Company and (iii) an expense of ($764,000) was recorded which represented the profit previously recorded by the Company on the sale of the ACDC units and the receipt of the licensing fee. This provision was based on the fair market value of the ACDC units that collateralized the note receivable.

      4) Between June through September 1996 the Company sold 30 ACDC units to a master licensee in California resulting in gross revenues of $664,000. The Company did not receive payment for the units, which were subsequently returned to the Company, and a reserve of $374,980 (the profit recognized for the units sold) was recorded for uncollected receivables, which reduced the net collectable amount of the note to equal the fair market value of the underlying collateral.

      5) The Company recorded a valuation reserve ($200,000) for the Company's investment in Smartphone, a corporation which sold prepaid cellular telephones. The Company's investment represented a 10% interest in Smartphone. The Company wrote off its investment in Smartphone since Smartphone ceased operations and did not have any net worth.

      6) During the year ended June 30, 1998, the Company's ACDC machine operations changed from a primarily franchise oriented operation to a primarily company-owned operation. As such, the Company converted the existing ACDC inventory that was formerly held for sale to fixed assets and began depreciating these units over their remaining estimated useful lives. This resulted in an increase in depreciation expense during the year ended June 30, 1998.

      7) An increase in the ACDC depreciation and patent amortization rates due to the classification of ACDC machines from inventory to fixed assets the related depreciation and a full year of patent amortization.

Liquidity and Sources of Capital

    During the year ending June 30, 1999 the Company's operations used approximately $3,400,000 of cash. In order to fund its operating losses, the Company sold shares of its common stock and preferred stock in private placements. Approximately $1,400,000 was raised from the sale of preferred stock and approximately $2,600,000 was raised from the sale of 3,636,879 shares of common stock. The 3,636,879 shares of common stock were sold at discounts ranging from 11% to 60% of the then prevailing market price of the Company's common stock since the shares were restricted securities, as that term is defined in Rule 144 of the Securities and Exchange Commission. None of these shares were issued to employees of the Company. During fiscal year 1999, the Company also issued (i) 2,607,950 shares of common stock in exchange for services and equipment valued at $2,340,423, (ii) 2,260,675 shares of common stock in settlement of outstanding liabilities totaling $1,796,201, and (iii) 262,969 shares of common stock for other matters. The total shares issued during the year was 8,768,473.

      During the year ended June 30, 1999 the Company granted options and warrants for the purchase of 6,771,164 shares of common stock to officers, employees consultants and other third parties. The exercise prices of the warrants issued to consultants relating to 994,360 shares of common stock were below the then prevailing market price of the Company's common stock on the date the warrants were granted since the shares issuable upon the exercise of the warrants were restricted securities as that term is defined in Rule 144 of the Securities and Exchange Commission.

      Between July 1, 1999 and June 30, 2000, the Company raised approximately $6,100,000, net of expenses of approximately $659,000, from the sale of 6,562,645 shares of common stock at prices ranging from $.45 to $4.00 per share. A total of 3,090,000 of these shares were issued at prices below market since the shares were restricted securities. None of these shares were issued to the Company's employees. The Company also issued approximately 1,860,000 shares of common stock and received approximately $2,190,000 in cash as a result of the exercise of options and warrants at prices ranging between $.44 and $5.00 per share.

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

      Although the Company has reduced its cash requirements for normal operations through the sale of the Link assets and the license of the One Medical Services Network, it will still need cash to fund operating losses during the year ending June 30, 2000. As of June 30, 2000 the Company had approximately $1,900,000 in cash. The Company projects that it may need to obtain an additional $1,000,000 to fund its operations before its cash inflows equal its cash outflows, depending upon whether the Company is able to finance some of its equipment acquisitions. The Company is currently attempting to obtain such equipment financing. The Company may also seek additional funding to be able to capitalize upon the existing opportunity for both the MedCard System and DCB's health Information Gateway. Obtaining this additional funding will allow the Company to fully implement its business plan and to capitalize on the market potential in a faster manner. The Company may also be able to obtain additional funding, if necessary, by selling additional shares of its common stock. There can be no assurance, however, that the Company will be successful in obtaining additional funding. If the Company is unsuccessful in obtaining additional funding for its operations, the Company will, if necessary, either sell certain assets or divisions, reduce its operations or otherwise reorganize its operations so that its operating expenses would be less than its revenues.

      During June 2000, the Company's shareholders approved an amendment to the Company's Articles of Incorporation increasing the authorized capitalization of the Company to 80,000,000 shares of common stock.

      As of June 30, 1999 the Company had borrowed $250,000 under a bank line of credit, which was secured by a certificate of deposit. In July 1999, the Company redeemed the certificate of deposit and used the proceeds to pay amounts due under the line credit. The line of credit was then terminated.

      As of June 30, 1999, the Company had defaulted on the payment of convertible notes in the principal amount of $94,000. Subsequent to June 30, 1999, notes in the principal amount of $69,000 were converted into shares of common stock. A note with a balance of $25,000 remains unpaid as the Company is unable to locate the lender. With respect to the remaining notes payable as of June 30, 1999, $11,214 was paid, $343,905 was converted into 393,035 shares of common stock and the maturity on the balance ($70,000) was extended to November 1, 2000. This note was converted into 100,000 shares of the Company's common stock in June 2000.

      The Company's long-term debt consists entirely of obligations under capital leases. As of June 30, 2000 and 1999, the Company is in compliance with the covenants and provisions of these leases.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The Company's officers and directors are as follows:

      Name              Age            Position

      Mark Bennett      40    President and a Director
      Michael Malet     51    Executive Vice President and a Director
      Alan Ruben        43    Chief Accounting and Financial Officer
      David Robinson    36    Vice President and Chief Technology Officer
      Vladimir Havlena  44    Managing Director - DCB Actuaries and Consultants,
                              s.r.o.
      Jeffrey Yablon    39    Vice President of Sales
      David Breslow     55    Director
      Julio Curra       40    Director

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

     David Robinson joined the Company as Vice President and Chief Technology Officer in April 2000. Prior to joining the Company, Mr. Robinson was the President of DCB Actuaries & Consultant, s.r.o., since 1991. In 1986, he founded DSM.net, a systems network integration company, and has served as its President since inception. In 1998, Mr. Robinson was appointed to the Board of Directors of Woodrow Milliman, a worldwide actuarial and consulting firm

     Vladimir Havlena became the Managing Director of the Company's wholly owned subsidiary, DCB Actuaries & Consultants, s.r.o. in April 2000. Mr. Havlena was a founder and had worked as the Managing Director of DCB Actuaries and Consultants since 1991. Between 1987 and 1990 Mr. Havlena received several post-graduate degrees at the University of Brno, Czech Republic. Mr. Havlena graduated in 1981 from the Czech Technical University with a degree in engineering.

     Jeffrey Yablon joined the Company as its Vice President of Sales. Mr. Yablon was the Vice President of Sales for Olsten Health Service in New York. Previously, Mr. Yablon was employed by Abbott Laboratories for six years, in various capacities, including Director of Managed Care, Director of Marketing and Director of Alternate Site National Accounts. He is a Certified Healthcare Executive (CHE) of the American College of Health Care Executives and a member of the American Association of Health Plans. Mr. Yablon was a member of the Executive Board of the Metropolitan Healthcare Administrators Association. In addition to a bachelor's degree, he holds an MBA degree from Fairleigh Dickinson University.

     David Breslow has been a director of the Company since March 1999. Since 1996 Mr. Breslow has been the Executive Director of United Pharmacists Network, Inc., a corporation involved in purchasing, management and other services to pharmacies. Between 1976 and 1995 Mr. Breslow owned and managed various pharmacies in the Los Angeles, California metropolitan area.

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

     Julie Signorille became the Director of Operations for the Company's MedCard Division in June 2000. Ms. Signorille was the Vice- President of
Operations for Citibank, serving as the Director of Banking Operations of Citibank's Internet Bank. Ms. Signorille has over fifteen years of management experience, primarily in operations. Prior to her tenure with Citibank, she managed the day to day operations of a 36 branch-banking network with assets in excess of 6 billion dollars.

      Ron Pizzolo became the president of the Company's MedCard division in June 2000. Previously, he had been providing services to the Company on a consulting basis under the terms of the original License Agreement for the MedCard System. Mr. Pizzolo developed and managed many of the features of the MedCard system as it founder and president. Prior to his involvement with MedCard, he spent over twenty years with a major national insurance company supervising the settlement of personal injury claims.

      Tony Pizzolo became Executive Vice President of the Company's MedCard division in June 2000. Previously, he had been providing services to the Company on a consulting basis under the terms of the original License Agreement for the MedCard System. Prior to joining MedCard in 1997, Mr. Pizzolo was an executive in a variety of service related businesses in the New York area.

     All of the Company's officers devote substantially all of their time on the Company's business. Mr. Breslow and Mr. Curra, as directors, devote only a minimal amount of time to the Company.

      Mr. Breslow and Mr. Curra are members of the Company's audit committee.

Change in Management

     In November 1997 Melvin Leiner, Darren Marks, James Caprio and Donald Marks resigned as officers and directors of the Company. David Barnhill also resigned as a director in November 1997. In November 1997 Mark Bennett was appointed President and Michael Malet was appointed Executive Vice President of the Company. Mark Bennett, Michael Malet, Chet Howard and George Pursglove remained directors of the Company. In September 1998 Cornelia Eldridge was appointed a director of the Company. In February 1999 Mr. Howard, Mr. Pursglove and Ms. Eldridge resigned as directors of the Company. In March 1999 David Breslow and Julio Curra were appointed directors of the Company. In October 1999, Alan Ruben was appointed Chief Accounting and Financial Officer after Ian Hart's employment contract as chief financial officer expired. In January 2000, Mr. Marvin Berger resigned as the Company's Vice President of Sales & Marketing. In April 2000, Mr. David Robinson and Mr. Vladimir Havlena joined the Company as its Vice-President and Chief Technology Officer and Managing Director of DCB Actuaries and Consultants, s.r.o., respectively. Mr. Jeffrey Yablon and Ms. Julie Signorille joined the Company in June 2000 as the Vice President of Sales and Director of Operations for the MedCard division, respectively. Mr. Ronald Pizzolo and Mr. Anthony Pizzolo also joined the Company as the President and Executive Vice President of the Company's MedCard division in June 2000.

ITEM 10.  EXECUTIVE COMPENSATION

      The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the fiscal years ended June 30, 1998 and 1999.

                                            Other Annual  Restricted   Options
    Name and        Fiscal   Salary   Bonus Compensation  Stock Awards Granted
Principal Position   Year     (1)      (2)       (3)         (4)        (5)
------------------  ------   ------   ----- ------------- -----------  -------

Mark Bennett,        1999   $128,482           $8,400           --    1,015,000
President and Chief  1998   $111,350    --     $8,400      $67,500      560,500
Executive Officer
Michael Malet,       1999  $112,462             $8,400          --      925,000
Vice President       1998  $100,923     --      $8,400     $58,500      457,000

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

      Name                                Shares            Value
      ----                                ------            -----
      Mark Bennett                       224,900          $218,153
      Michael Malet                      117,400          $113,878

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

                                % of Total Options    Exercise
                   Options      Granted to Employees  Price Per   Expiration
 Name             Granted (#)     in Fiscal Year       Share         Date
------            -----------   --------------------  ---------    ---------

Mark Bennett      1,015,000            33%             $0.82        4/16/04
Michael Malet       925,000            30%             $0.82        4/16/04

Option Exercises in Last Fiscal Year and Fiscal Year-End Values

                                               Number of        Value of Unexer-
                                          Securities Underlying    cised In-the-
                                           Unexercised Options     Money Options
                                            at June 30, 1999    at June 30, 1999
                  Shares                   -------------------- ---------------
                 Acquired          Value         Exercisable/      Exercisable/
Name            on Exercise (1)  Realized (2) Unexercisable (3)      Unexer-
                                                                    cisable (4)
-------------   ---------------  ------------ -----------------  ---------------

Mark Bennett             --              --       1,575,500/--     $152,250/--
Michael Malet            --              --       1,382,000/--     $138,750/--

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

Incentive Stock Option Plan.
---------------------------

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

      In June 2000, the Company's shareholders ratified the Company's year 2000 Incentive Stock Option Plan, which provides that up to 1,000,000 shares of common stock may be issued upon the exercise of options granted pursuant to the year 2000 Incentive Stock Option Plan. No options have been granted under this plan as of June 30, 2000.

Non-Qualified Stock Option Plans.
--------------------------------

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

      In June 2000, the Company's shareholders ratified the Company's year 2000 Non-Qualified Stock Option Plan, which provides that up to 2,000,000 shares of common stock may be issued upon the exercise of options granted pursuant to the year 2000 Non-Qualified Stock Option Plan. No options have been granted under this plan as of June 30, 2000.

Stock Bonus Plans.
-----------------

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

      In June 2000, the Company's shareholders ratified the Company's year 2000 Stock Bonus Plan, which provides that up to 500,000 shares of common stock may be issued as bonuses pursuant to the year 2000 Stock Bonus Plan. No Shares have been issued under this plan as of June 30, 2000.

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

Other Information Regarding the Plans.
-------------------------------------

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

Summary.
-------

      The following sets forth certain information as of September 30, 1999, concerning the stock options and stock bonuses granted by the Company pursuant to its Plans. Each option represents the right to purchase one share of the Company's Common Stock.

                       Total Shares  Shares Reserved    Shares      Remaining
                         Reserved    for Outstanding   Issued As  Options/Shares
Name of Plan            Under Plan       Options      Stock Bonus   Under Plan
------------            ----------    --------------  -----------  ------------

1998 Incentive Stock
     Option Plan            1,500,000      688,000          N/A      812,000
1996 Non-Qualified Stock
     Option Plan            1,500,000      607,500          N/A      892,500
1998 Non-Qualified Stock
     Option Plan            1,500,000           --          N/A    1,500,000
1996 and 1998 Stock Bonus
     Plans                  1,500,000          N/A     1,497,625       2,375

1999 Stock Bonus Plan         900,000          N/A        46,571     853,429

Stock Bonuses

      The Company, in accordance with the terms of its Stock Bonus Plans, has issued shares of Common Stock to certain Company officers, employees and consultants. The following persons (including former officers and directors) received shares of the Company's common stock as stock bonuses:

                                     Shares Issued as Stock Bonus
                                  ------------------------------
    Name                  1996       1997       1998      1999       2000
    ----                  ----       ----       ----      ----       ----

Mark Bennett                                    18,750
Michael Malet                        5,000      16,250
Other employees and
   consultants as a group461,250   111,875     174,000  710,500     46,571
                         -------   -------     -------  -------     ------
                        461,250    116,875     209,000  710,500     46,571
                        =======    =======     =======  =======     ======

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

     The following table sets forth, as of September 30, 1999, information with respect to the only persons owning beneficially 5% or more of the outstanding Common Stock and the number and percentage of outstanding shares owned by each director and officer and by the officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of Common Stock.
                                                             Percent of
Name and Address                     Shares Owned (1)         Class (2)
----------------                     -----------------      -------------

Mark Bennett                             224,900                  1%
18001 Cowan, Suite C&D
Irvine, CA 92614

Michael Malet                            117,400                  *
18001 Cowan, Suite C&D
Irvine, CA 92614

Marvin Berger                             65,000                  *
18001 Cowan, Suite C&D
Irvine, CA  92614

David Breslow                             10,000                  *
701 N. Brand, #380
Glendale, CA  91203

Julio Curra                                   --                 --
1767 Veterans Memorial Hwy. #6
Islandia, NY  11722                      _______               ____

Officers and Directors as a Group
 (5 persons)                             417,300                 3%
                                         =======              =====

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Effective January 30, 1998 the Company issued 550,000 shares of its common stock to the shareholders of Moviebar Company USA and Vectorvision, Incorporated in consideration for the acquisition of businesses collectively known as "Movie Vision." Movie Vision rents video cassettes, primarily containing motion pictures, through automated dispensing units in hotels. Movie Vision currently has video cassette dispensing machines in approximately 110 hotels in the United States. For financial statement purposes, the acquisition of Movie Vision was valued at $1,100,000. Mark Bennett, the President and a director of the Company, was shareholder of both Moviebar Company USA and Vectorvision, Incorporated and received 55,000 shares of the Company's common stock in connection with this transaction.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Number              Exhibit                                 Page Number

 3.1   Certificate  of Incorporation                              (1)
                                                       ------------------------

3.1.1 Amendment to Certificate of Incorporation                   (3)
                                                       ------------------------

3.2   Bylaws of the Company                                       (1)
                                                       ------------------------

4.1   Incentive Stock Option Plan
                                                       ------------------------

4.2   Non-Qualified Stock Option Plans                 ------------------------

4.3   Stock Bonus Plans
                                                       -----------------------

10.5  July 1999 Licensing Agreement relating
        to One Medical System                          _____________

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

                              FINANCIAL STATEMENTS

                   SIMS COMMUNICATIONS, INC. AND SUBSIDIARIES


                                Table of Contents


                                                                     Page

Independent Auditors' Report.........................................F - 1

Financial Statements

   Consolidated Balance Sheet........................................F - 2

   Consolidated Statements of Operations.............................F - 3

   Consolidated Statements of Stockholders' Equity...................F - 4

   Consolidated Statements of Cash Flows.............................F - 5

Notes to Consolidated Financial Statements...........................F - 6

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




                                         Ehrhardt Keefe Steiner & Hottman PC
August 19, 1999
Denver, Colorado

                   SIMS COMMUNICATIONS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet
                                  June 30, 1999

                                       Assets
Current assets
   Cash and cash equivalents                                      $  189,772
       Restricted cash (Note 7)
                                                                     250,000
   Accounts receivables, less allowance for doubtful                 250,913
    accounts of $31,811
   Inventories                                                       227,033
   Prepaid expenses                                                  100,337
   Notes receivable, current portion (Note 5)                        150,000
                                                                   ----------
         Total current assets                                      1,168,055

Property and equipment, net (Note 4)                               2,296,643
                                                                   ----------

Other assets
   Notes receivable less allowance of $575,062 (Note 5)              241,200
   Licensing rights, net of accumulated amortization of              885,558
$38,500
   Patents, net of accumulated amortization of $189,446              327,299
   Royalty advances (Note 3)                                         515,907
   Goodwill, net of accumulated amortization of $136,070             819,299
(Note 3)
   Other                                                             120,901
                                                                   ----------
         Total other assets                                        2,910,164
                                                                   ----------

Total assets                                                      $6,374,862
                                                                   ==========

                        Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                               $  649,154
   Accrued expenses                                                  622,820
   Bank line of credit (Note 7)                                      250,000
   Notes payable (Note 8)                                            519,119
   Current obligations under capital leases (Note 8)                  43,432
   Dividends payable                                                  58,025
                                                                    ----------
         Total current liabilities                                 2,142,550

Long-term liabilities
   Obligations under capital lease (Note 8)                          125,706
                                                                    ----------

         Total liabilities                                         2,268,256
                                                                    ----------
Commitments and contingencies (Notes 2 and 14)

Stockholders'  equity (Notes 10, 11 and 12) Preferred stock,
  Series A, B and C, $.001 par value,
    152,600 shares authorized - 50,000 (A), 100,000 (B),
    2,060 (C) 10,995 shares issued and outstanding at June                11
    30, 1999 (liquidation preference of $1,930,000)
   Common stock $.0001 par value 40,000,000 shares
    authorized, 16,727,506 issued and outstanding                      1,673
   Additional paid in capital                                     32,093,851
   Accumulated deficit                                           (27,988,929)
                                                                  -----------
         Total stockholders' equity                                4,106,606
                                                                   ----------
Total liabilities and stockholders' equity                        $6,374,862
                                                                   ==========

                 See notes to consolidated financial statements.

                      Consolidated Statements of Operations

                                                   Year Ended June 30,
                                              ------------------------------
                                                  1999               1998
                                                  ----               ----
Revenue (Note 13)
   Telecommunications                           $142,672           $446,524
   Financial processing                          625,801            147,533
   Automated movie rentals                       860,126            371,416
   Medical transaction processing                583,777             15,478
                                               -----------        -----------
        Total revenue                          2,212,376            980,951
                                               -----------        -----------

Cost  of  services   (exclusive  of
depreciation and amortization shown
separately below) (Note 13)
   Telecommunications                             86,252            245,468
   Financial processing                          236,517            128,133
   Automated movie rentals                       180,549            145,040
   Medical transaction processing                131,200              4,838
                                                 -------             -----
       Total cost of services                    634,518            523,479
                                                 -------            -------

Gross profit                                   1,577,858            457,472
                                              ----------        -----------

Operating expenses
   General and administrative (Note 11)        6,101,305          4,405,486
   Depreciation and amortization               1,099,871            474,372
   Selling and marketing                       1,164,761          1,058,252
   Loss on termination of licensing                    -            764,000
   and equipment agreement (Note 6)
   Research and development                            -             32,760
   Litigation settlement (Note 14)                     -            444,300
                                               ----------         ---------
        Total expenses                         8,365,937          7,179,170
                                               ----------         ---------

Operating loss                                (6,788,079)        (6,721,698)
                                               ----------        -----------

Other income (expense)
   Interest expense                             (337,153)          (158,263)
   Interest income                                28,772             28,424
   Loss on write down of investment (Note 6)           -           (200,000)
   Other                                           7,500              5,526
                                                ---------        -----------
                                                (300,881)          (324,313)
                                                ---------        -----------

Loss from continuing operations before
 income taxes                                 (7,088,960)        (7,046,011)

Income tax benefit (Note 9)                            -                  -
                                              -----------        ----------

Net loss from continuing operations           (7,088,960)        (7,046,011)

Net loss from discontinued operations (Note 16)        -            (63,737)
                                              -----------       -----------

Net loss                                      (7,088,960)        (7,109,748)

Preferred stock dividend                          58,025                  -
                                              -----------         ----------

Net loss applicable to common shareholders   $(7,146,985)        $(7,109,748)
                                              ===========        ===========

Basic and diluted loss per common share from      $(0.67)             $(1.78)
continuing operations                         ===========        ===========

Basic and diluted loss per common share from         $ -               $(.01)
                                              ===========        ===========
 discontinued operations
Basic and diluted net loss per common share       $(0.67)             $(1.79)
                                              ===========        ===========

Weighted  average  common shares  outstanding
(Notes 11 and 12)                             10,602,609           3,961,389
                                              ===========        ===========

                See notes to consolidated financial statements.

                   SIMS COMMUNICATIONS, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                       Years Ended June 30, 1999 and 1998

                                 Preferred Stock
                      -------------------------------------------
                     Series A and B                     Series C          Common Stock

                                                                                           Additional
                    Number of              Number of               Number of               Paid-in      Accumulated
                    Shares      Amount     Shares       Amount     Shares      Amount      Capital       Deficit        Total


Balance June 30,
 1997              125,250       $125          --       $   --     2,120,499   $ 212      15,134,683   $(13,307,196)  $1,827,824
Issuance of common
stock in connection
with acquisitions
 (Notes 3 and 12)       --         --          --           --       692,350      69       1,327,691             --    1,327,760
Issuance of common
stock for cash
(ranging from $.80 to
$1.00) net offering
costs of $633,421
(Note 12)               --         --          --           --     2,246,500     225       1,475,855             --    1,476,080
Issuance of common
stock for conversion
of notes payable to
investors in connection
with a Regulation S
offering, net of
expenses of $162,956
(Note 12)               --         --          --           --       846,827      85         936,959             --      937,044
Issuance of common
stock in exchange
for services (Note 12)  --         --          --           --     1,015,749     102       1,696,134             --    1,696,236
Unearned compensation
 expense (Note 12)      --         --          --           --            --      --        (136,475)            --     (136,475)
Issuance of common
 stock upon conversion
 of notes payable
 and interest (Note 12) --         --          --           --       506,791      50         707,039             --      707,089
Issuance of common
 stock upon conversion
 of former officer
 notes payable and
 accrued salaries
 (Note 12)              --         --          --           --       230,317      23         419,174             --     419,197


Issuance of common
 stock in connection
 with litigation
 settlement (Notes 12
   and 16)              --         --          --           --       300,000      30         309,270             --    309,300
Imputed value of
 stock option grants
 in exchange for
 consulting and
 other services
 (Note 12)              --         --          --           --            --      --         775,902             --    775,902
Net loss for the
 year ended June 30,
 1998                   --         --          --           --            --      --              --    (7,109,748)  (7,109,748)
                  --------    -------       -----        -----          ----    ----          ------    -----------   ----------
Balance -
 June 30, 1998     125,250        125          --           --     7,959,033     796      22,646,232   (20,416,944)   2,230,209
Issuance of
 common stock
 for cash ranging
 from $.44 to
 $1.00 per share,
 net of $307,925
 of offering costs      --         --          --           --     3,636,879     364      2,552,748             --    2,553,112
Issuance of
 preferred stock
 at $1,000 per share,
 net of $253,154 and
 issuance of common
 stock for offering
 costs                  --         --        1,745            2      134,769      13      1,871,830       (425,000)  1,446,845
Issuance of
 common stock for
 services and equipment --         --           --           --    2,607,950     261      2,340,162             --   2,340,423
Issuance of common
 stock for accounts
 payable                --         --           --           --      150,700      15        123,415             --     123,430
Imputed value of
 stock option grants
 in exchange for
 consulting and other
 services              --          --           --           --           --       --       424,671             --     424,671
Issuance of common
 stock for conversion
 of notes payable,
 franchise deposits
 and accrued interest  --          --           --           --     2,109,975      211    1,672,786             --   1,672,997
Issuance of common
 stock and warrants
 in connection with
 MedCard acquisition   --          --           --           --       100,000       10      461,894             --     461,904
Conversion of
 Preferred Stock   (116,000)     (116)          --           --        28,200        3          113             --         --
Dividend on Series
 C Preferred Stock     --          --           --           --            --       --           --        (58,025)   (58,025)
Net loss for the year
 ended June 30, 1999   --          --           --           --            --       --           --     (7,088,960) (7,088,960)
                     -----------------------------------------------------------------------------------------------------------
Balance -
 June 30, 1999       9,250       $  9         1,745         $ 2     16,727,506   $ 1,673  $32,093,851  $(27,988,929) $4,106,606
                   ========== ========       =======  ==========   ===========   =======  ==========   ============   =========

                                 See notes to consolidated financial statements.

                   SIMS COMMUNICATIONS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                                                           Year Ended June 30,
                                                  -----------------------------

                                                         1999            1998
                                                     -----------      ----------
Cash flows from operating activities
   Net loss                                         $(7,088,960)    $(7,109,748)
                                                    -----------      -----------
   Adjustments to reconcile net loss to net cash
    used in operating activities
     Depreciation                                      854,779         400,552
     Amortization                                      245,092          73,820
     Imputed value of options granted for services     424,671         127,661
      and interest
     Impairment of investment                               --         200,000
     Termination of licensing and equipment                 --         764,000
agreement
     Provision for uncollectible notes receivable      178,387         400,902
     Officer salaries converted to equity                   --         419,197
     Stock issued for services, interest, and in
      connection with litigation settlement          2,425,072       1,869,061
     Changes in assets and liabilities
       Accounts and other receivables                 (126,156)        167,832
       Inventories                                     (53,564)         51,574
       Prepaid expenses                                 (7,670)        113,193
       Royalty advances                               (515,907)             --
       Accounts payable                                229,526        (147,349)
       Accrued expenses                                 40,425        (103,339)
       Franchise deposits and customer deposits             --         (11,493)
                                                    ----------       ----------
                                                     3,694,655       4,325,611
         Net cash used in operating activities      (3,394,305)     (2,784,137)
                                                    ----------       ----------

Cash flows from investing activities
   (Advances) repayments on notes receivable, net           --         (54,372)
   Acquisition costs paid, net of cash acquired       (462,154)       (424,095)
   Capital expenditures                                (57,398)        (34,122)
   Change in other assets                                5,851          62,664
                                                    ----------       ----------
         Net cash used in investing activities        (513,701)       (449,925)
                                                    ----------       ----------

Cash flows from financing activities
   Proceeds from issuance of long-term debt            537,892         805,459
   (Payments on) proceeds from officer advances             --         (65,809)
   Payments under capital lease obligation            (127,216)        (10,200)
   Proceeds from issuance of common and preferred    3,999,957       2,820,781
stock, net
   Payments on long-term debt                         (326,733)       (348,191)
                                                     ----------      ----------
         Net cash provided by financing activities   4,083,900       3,202,040
                                                    ----------       ----------

Net increase (decrease) in cash                        175,894         (32,022)

Cash and cash equivalents at beginning of year         263,878         295,900
                                                    ----------       ----------

Cash and cash equivalents at end of year            $  439,772      $  263,878
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

Inventories

Inventories consist primarily of movie video cassettes, terminals that are held for sale and other associated miscellaneous parts and are recorded at the lower of cost or market determined by the first-in, first-out method.

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

Revenue Recognition

Revenues from the sale of intelligent vending equipment are recognized upon delivery of the equipment. Revenue related to the providing of technical and other support related to the One Medical Services Program is recognized as the services are rendered. Revenue from the sale of MedCard units is recognized upon shipment of the unit. Revenue from the billing services using the MedCard System is recorded at the time the billing service is rendered at the expected net realizable value of the Company's share of the moneys to be collected. Revenue is recognized upon the sale of phone cards at the time of the sale. Revenue on the rental of cellular phones through ACDC machines is recognized at the time the rental is completed. Processing fees related to medical transactions and financial processing are recognized as revenue at the time the transaction is completed. Deferred gross profit on equipment, which has been sold and leased back, is recognized over the term of the resulting lease. Automated movie rental revenues are recognized at the time of rental and based upon usage of prepaid movie cards (where applicable).

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

Note 2 - Continued Operations

Reclassifications

Certain   accounts  in  the  June  30,  1998  financial   statements  have  been
reclassified to conform to the June 30, 1999 presentation.

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. During the year ended June 30, 1999, the Company continued to suffer recurring losses from operations in excess of $7,000,000, resulting in an accumulated deficit of approximately $27,500,000. Subsequent to June 30, 1999, the Company has raised approximately $400,000 in private placement offerings and is continuing to look for additional equity capital. Additionally, the Company has entered into an Exclusive License Agreement with an outside party for its One Medical Services, Inc. subsidiary whereby it will receive $567,000 over the next six months and an 8% 7-year note payable in the amount of $810,000 (see Note 17). There can be no assurances however that the Company will be successful in obtaining additional equity financing, if needed, or if available on terms satisfactory to the Company, or be able to generate significant profits from the operations described above. If the Company is unsuccessful in obtaining additional funding for its operations, it would if necessary either sell certain assets or divisions, reduce its operations or otherwise reorganize its operations to the extent necessary so that its operating expenses would be less than its revenues.

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

Moviebar Company USA, Inc. and Vector Vision, Inc. (cont'd)
-----------------------------------------------------------

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

Note 4 - Property and Equipment

Property and equipment consist of the following:
                                                           June 30,
                                                             1999
   Property and equipment
      Vehicles                                           $   20,608
      Furniture and fixtures                                137,209
      Machinery and equipment                             4,144,429
      Software                                              100,450
      Less accumulated depreciation and amortization     (2,106,053)
                                                         ----------
                                                         $2,296,643

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

Note 8 - Notes Payable and Capital Leases
                                                               June 30, 1999
8.0%  convertible  notes  payable -  individuals,
 interest  payable  quarterly, principal  due at
 maturity  dates  ranging  from August 1997 to
 May 1998.  Debt includes conversion to common
 stock feature with conversion rates ranging from
 $1.25  to  $2.50  per  share. Currently in default.                94,000


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

         Year Ending June 30,

               2000                                        $68,843
               2001                                        67,818
               2002                                        67,818
               2003                                        15,797
               2004                                        3,814
                                                           -----
               Total                                       224,090
               Less interest                               (54,952)
                                                           -------
                                                           169,138
               Less current portion                        (43,432)
                                                           -------

                                                           $125,706

The assets recorded under capital leases are as follows:

        Furniture, fixtures and equipment                  $162,630
        Less accumulated depreciation                       (13,379)
                                                            -------

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

The differences between the federal income tax rate and the effective income tax rate as reflected in the accompanying statements of operations are:

                                                               Year Ended
                                                                June 30,
                                                      -------------------------
                                                          1999           1998
                                                      -----------     ----------

Statutory federal income tax rate (benefit)              (34.0)%        (34.0)%
Valuation allowance for net operating loss                34.0           34.0
                                                          ----           ----

Effective tax rate (benefit)                                --%            -- %
                                                       ========       =========

The deferred tax asset consists of the following:
                                                                  June 30,
                                                                    1999

      Total long-term deferred tax asset                         $8,800,000
      Valuation allowance
                                                                 (8,800,000)

                                                                 $       --
                                                                 ==========

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

                                              Shares
                                   Total    Reserved for    Shares    Remaining
                                  Shares     Outstanding    Issued     Shares/
                                 Reserved     Options      as Stock    Options
                                Under Plans                 Bonus    Under Plans

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


Incentive Stock Option Plan.
---------------------------

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

The following is a summary of options granted:

                                          Non-Qualified  Options and                                              Weighted
                              Incentive      Stock        Warrants      Weighted                                   Average
                                Stock     Options and    Issued Not      Average     Weighted      Currently    Exercise Price
                             Options and    Warrants     Related to a    Exercise  Average Rair    Exercisable  - Currently
                               Warrants                     Plan         Price        Value                      Exercisable

Outstanding June 30, 1997       683,500       10,000      250,765       $  4.96                      944,265       $   4.96
                                                                                                   ---------       ---------
   Options   and   warrants    (161,000)           -            -         (4.00)
      expired or cancelled

   Options transferred
      between Plans            (522,500)     522,500            -          4.86
   Options   and   warrants
      granted                         -       75,000    2,362,000          1.73        1.17
                              ---------    ---------   -----------     ----------   ---------
Outstanding June 30, 1998             -      607,500    2,612,765          2.56                    3,220,265           2.56
                                                                                                   ---------          -----
   Options   and   warrants                       -             -             -
      expired or forfeited      (3,000)

   Options   and   warrants
      granted                  691,000            -     6,080,164          1.04         .69
                              ----------   ---------    ----------     ----------   ---------
Outstanding June 30, 1999      688,000      607,500     8,692,929        $ 1.53                    8,840,429        $  1.61
                             ===========  ===========   ==========     ==========                   =========     ==========


June 30, 1999
                                      Options and  Warrants Outstanding            Options and Warrants Exercisable
                                                                     Weighted
                                                    Weighted          Average                          Weighted
                                    Number           Average         Remaining         Number          Average
                                  Outstanding       Exercise        Contractual      Exercisable       Exercise
Range of Exercisable Price                            Price            Life                              Price

$.44 - $3.00                       9,064,614       $   1.15             3.50        7,916,614          $  1.18
$4.00 - $8.00                        872,565           4.91             3.96          872,565             4.91
$10.00 - $13.00                       51,250          11.76              .22           51,250            11.76
                               -------------    -------------    -------------    -------------    -------------

                                   9,988,429       $   1.53             3.52        8,840,429        $    1.61
                               =============     ============    =============    =============    =============


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

Had compensation cost for the Company's issuances of stock options during the years ended June 30, 1999 and 1998 been determined based on the fair value at the date of grant consistent with the provisions of FAS 123, the Company's 1999 and 1998 net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                      June 30,
                                            -----------------------------

                                                 1999            1998
                                            -----------     ------------

       Net loss - as reported                $(7,088,960)    $(7,109,748)
       Net loss - pro forma                  $(9,469,523)    $(9,227,346)
       Net loss per share - as reported      $      (.67)    $     (1.79)
       Net loss per share - pro forma        $      (.89)    $     (2.33)

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

In November, 1998, the Company's board of directors amended the original certificate of designation for its Series C Preferred Stock ("Series C") and
authorized the issuance of up to 2,060 shares. Each share of the Series C Preferred Stock is entitled to a dividend at the rate of $.06 per share and has a stated value of $ 1,000 per share. Dividends on all shares of the Series C Preferred Stock shall begin to accrue and accumulate from the date of issuance. Additionally, each share of Series C Preferred Stock is convertible into shares of the Company's Common Stock at an adjustable conversion rate. Upon any liquidation or dissolution of the Company, each outstanding share of Series C Preferred Stock is entitled to distribution of the stated amount per share prior to any distribution to the holders of the Company's common stock. From November, 1998 to January, 1999, the Company sold 1,700 shares of its 6% Series C Preferred Stock to a group of institutional investors for $1,700,000 net of $253,154 in offering costs. The Company recognized $425,000 as the value of the guaranteed embedded beneficial conversion feature related to the Series C Preferred Stock. For each preferred share, the Company will issue warrants on certain dates. The warrants entitle the holder to purchase common stock at prices ranging from $1.27 to $1.50 per share. While the Company has the right to redeem the preferred shares at any time; the redemption price varies from 110% to 125% of face value depending on the redemption date. In connection with the preferred stock sales, the Company issued 45 shares of preferred, 14,769 shares of common and 37,500 warrants to purchase common at prices ranging from $1.27 to $1.50 per share to the placement agent. In addition, the Company issued 120,000 shares of common stock to the investment banking group and 200,000 warrants to purchase common stock at prices of $2.50 to $5.00 per share. The dividend attributable to the Series C preferred stock was $58,025 at June 30, 1999.

For the years ended June 30, 1999 and 1998, the Company did not declare any dividends.

Equity Transactions

During the year ended June 30, 1999, the following equity transactions occurred:

The Company sold 3,636,879 shares of common stock at prices ranging from $.44 to $1 per share in private placements raising $2,553,112 net of $307,925 in offering costs.

The Company issued 2,607,950 shares of its common stock for $2,340,423 of services and equipment received, which included 466,150 shares of its common stock valued at $431,445 that were issued to its employees under the Company's Stock Bonus Plan.

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

Operating results and other financial data are presented for the four reportable segments of the Company for the years ended June 30, 1999 and 1998. Net revenue includes sales to external customers within that segment. There are no significant transfers between segments. Cost of services includes costs associated with net revenue within the segments. Depreciation and amortization includes expenses related to depreciation and amortization directly allocated to the segment. Segment income (loss) does not include general and administrative expenses, selling and marketing, other operating expenses, other income (expense) items or income taxes. Identifiable assets are those assets used in segment operations, which consist primarily of cash, receivables, inventory, prepaid expenses, machinery, equipment, licensing rights and goodwill. Corporate assets are principally patents.


                                                                   Medical
                         Tele-        Financial    Automated     Transaction   Corporate
                     Communications   Processing   Movie Rental   Processing   and Other     Consolidated

June 30, 1998:

Net revenues         $  446,524       $ 147,533    $ 371,416     $  15,478    $       -      $  980,951


Cost of services     $  245,468       $ 128,133    $ 145,040     $   4,838    $       -      $  523,479

Depreciation and
 amortization        $  245,700       $      --    $  94,058     $       -    $  134,614     $  474,372

Selling, General                                                              $7,029,111     $7,029,111
 & Administrative

(Income (Loss)       $  (44,644)      $  19,400    $ 132,318     $  10,640   $(7,163,725)   $(7,046,011)
 from continuing
 operations
 before income
 taxes

Identifiable         $2,224,685       $ 467,962   $1,450,122    $1,058,714    $   401,268   $ 5,602,751
 assets


June 30, 1999:

Net revenues         $  142,672       $ 625,801    $ 860,126     $ 583,777     $        -    $2,212,376

Cost of services     $   86,252       $ 236,517    $ 180,549     $ 131,200     $     -       $  634,518


Depreciation and
 amortization        $  504,686       $ 117,768    $ 265,802     $ 136,458     $ 75,157     $ 1,099,871


Selling, General
 & Administrative                                                            $7,566,947     $ 7,566,947


Income (Loss)        $ (448,266)      $ 271,516    $ 413,775     $ 316,119  $(7,642,104)   $(7,088,960)
 from continuing
 operations
 before income
 taxes

Identifiable         $1,812,851       $ 573,362    $1,197,108    $2,464,242    $327,279   $  6,374,862
 assets




Product or Service Type     Year Ended June 30, 1999   Year Ended June 30, 1998
-----------------------     ------------------------   ------------------------

Rental of cellular               $       0                 $   103,774
   telephones
Activation fees for
  cellular telephones                    0                     158,309
Sale of prepaid calling             89,635                     144,457
   cards
Sale of long distance
   telephone service                     0                      39,984
Financial processing               625,801                     147,533
   revenue
Movie rentals                      860,126                     371,416
One medical revenues               156,712                      15,478
MedCard system                     427,065                           0
Other                               53,037                           0
                                   --------               ------------
Total                         $  2,212,376                $    980,951
                                 ============              ============

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

Additionally, the Company has entered into three year employment agreements with another officer and two other employees. These agreements amount to a total of $187,000 in annual base compensation. In connection with these agreements, 43,274 shares of the Company's common stock and options to purchase up to 34,000 shares of the Company's common stock at rates ranging from $1.00 to $2.00 were issued. These agreements are automatically renewable for a period of two years after the third anniversary date. As additional compensation, each individual is entitled to receive an incentive bonus computed based upon annual performance criteria as determined in the applicable agreements and is entitled to certain other benefits, including such items as an automobile allowance, health and life insurance, vacation and sick pay benefits. One of the agreements entitle the individual to additional compensation of $92.50 for each POS transaction automation terminal placed in service or sold. Effective June 10, 1999, the Company and this employee terminated the employment agreement.

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

Litigation

During the year ended June 30, 1998, an action was brought against subsidiary, Vector Vision, Inc. The litigation alleged the former employee was owed approximately $80,000 in un-reimbursed expenses and moneys advanced to the company. The Company settled the matter for approximately $50,000. As security for the settlement, the Company gave the individual a collateral assignment of revenue generated from a location using the Company's automated movie rental system as well as related equipment and agreed to have a judgment of $80,000 entered against them should they default in payment. As of June 30, 1999, the Company owed $8,000 to the former employee under the settlement agreement; this amount is included in accrued expenses.

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

A suit has been filed against the Company by a former employee for damages totaling $269,000. Management believes the claim is without merit and has filed a counterclaim against the plaintiff.

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

Note 15 - Statements of Cash Flows (cont'd')


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

Note 17 - Subsequent Event

On July 20, 1999, the Company entered into an agreement with a corporation for the exclusive licensing rights to market the One Medical Service system. The Company received $200,000 upon execution of the document and will receive an additional $367,000 over the following six months. The Company also received a 7-year 8% unsecured note receivable, in the amount of $810,000, as part of the transaction. The note shall be paid off by monthly royalty payments to the Company and other scheduled payment amounts over its term. The Licensee can convert the moneys paid for royalty and licensing fees into an eighty-one percent (81%) ownership in One Medical Service. It can also acquire the remaining nineteen percent (19%) for the greater of $132,000 or the fair market value of such interest. The Licensee agreed to acquire approximately $200,000 of inventory on an as needed basis and pay the related accounts payable when they purchase the inventory and assume other overhead associated with the One Medical operation. The Licensee also hired the full time employees that were associated with the One Medical operations.

                                   SIGNATURES


    In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of July 2000 .

                                  SIMS COMMUNICATIONS, INC.

                                  By /s/ Mark Bennett
                                     ------------------------
                                     Mark Bennett, President

                                  By /s/ Alan Ruben
                                     ------------------------
                                    Alan Ruben , Principal Financial Officer and
                                     Chief  Accounting Officer

         In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                            Title                    Date

 /s/ Mark Bennett
Mark Bennett                        Director              July 14, 2000

 /s/ Michael Malet
Michael Malet                       Director              July 14, 2000

 /s/ David Breslow
David Breslow                       Director              July 14, 2000

 /s/ Julio Curra
Julio Curra                         Director              July 14, 2000