Form 10QSB/A
period 1999-09-30
MEDCOM USA INC
filed 2000-07-19
CIK 907127

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-QSB/A

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30,1999

Commission File Number:  0-25474

                            MEDCOM USA, INCORPORATED

             (Exact name of registrant as specified in its charter)

          Delaware                                           65-0287558
------------------------------                               ----------
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

                            SIMS COMMUNICATIONS, INC.
                            -------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Item 1.           Index to Financial Statements

MEDCOM USA, INC.
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets at
      September 30 1999 and June 30, 1999                         3-4
Consolidated Statements of Operations for the Three Months
       Ended September 30, 1999 and 1998                            5
Consolidated Statement of Cash Flows for the
    Three Months Ended  September 30, 1999 and 1998                 6
Consolidated Statement of Stockholders' Equity
      for the Three Months Ended September 30, 1999                 7
Notes to Consolidated Financial Statements.                      8-15

Management's Discussion and Analysis  of
     Financial Condition and Results of
Operations.                                                     15-18



Part II.    Other Information                                     21

MEDCOM USA, INCORPORATED AND SUBSIDIARIES
   CONSOLIDATED BALANCE SHEETS

                                                      SEPTEMBER 30,    JUNE 30,
                                                          1999         1999
                                                      -----------      -------
                        ASSETS
CURRENT ASSETS

  Cash and cash equivalents                             $26,906      $189,772
  Restricted cash (Note 2)                                  --        250,000
  Accounts receivable, less allowance for
    doubtful accounts of $28,879                        307,751       250,913
  Inventories (Note 5)                                  193,256       227,033
  Prepaid expenses and other  current assets            103,979       100,337
  Notes receivable, current portion  (Note 5)           495,000       150,000
                                                        -------       -------

         Total Current Assets                         1,126,892     1,168,055

PROPERTY AND EQUIPMENT,
  Property & Equipment net of accumulated depreciation of
  $2,122,351 at September 30, 1999 and $2,106,053 at June
  30, 1999                                            2,386,226     2,296,643

OTHER ASSETS
 Notes receivable, less allowance of $575,062           965,700       241,200
 Licensing rights, net of accumulated amortization      870,153       885,558
 Patents, net of accumulated amortization               310,594       327,299
 Royalty advances                                       555,880       515,907
 Goodwill, net of accumulated amortization              546,580       819,299
 Other                                                  103,044       120,901
                                                        -------       -------

         Total Other Assets                           3,351,951     2,910,164
                                                      ---------     ---------

Total Assets                                         $6,865,069    $6,374,862
                                                     ==========    ==========









                 See notes to consolidated financial statements

MEDCOM USA, INCORPORATED AND SUBSIDIARIES
   CONSOLIDATED BALANCE SHEETS
                                                   SEPTEMBER 30,     JUNE 30,
                                                       1999            1999
                                                  --------------     ------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable (Note 5)                          $517,922      $649,154
  Accrued expenses                                    538,134       622,820
  Borrowing under bank line of credit (Note 2)             --       250,000
  Current portion of capitalized lease obligation
     (Note 4                                           45,958        43,432
  Current portion of long term debt  (Note 3)         458,619       519,119
  Current portion of deferred revenue (Note 5)         48,000            --
  Dividends payable                                    84,092        58,025
                                                     ----------    ----------

        Total Current Liabilities                   1,692,725     2,142,550

LONG TERM LIABILITIES
 Capitalized lease obligations (Note 4)               109,958       125,706
 Deferred revenue (Note 5)                            754,500            --
                                                      -------     ---------

        Total Long Term  Liabilities                  864,458       125,706
                                                      -------       -------

        Total Liabilities                           2,557,183     2,268,256
                                                    ---------     ---------

STOCKHOLDERS' EQUITY (Note 7)
  Preferred stock, Series A, B and C  $.001 par
     value, 152,600 shares authorized - 50,000 (A),
     100,000 (B)  and 2,060 (C), 10,845 shares
     issued and outstanding at September 30, 1999
     (liquidation preference of $1,927,000)                11            11

Common stock  $.0001 par value 40,000,000 shares
  authorized: shares issued and outstanding -
  17,635,639 and 16,727,506 at September 30, 1999
  and June 30, 1999, respectively                       1,764         1,673
Additional Paid In Capital                         33,191,209    32,093,851
Accumulated Deficit (Note 6)                      (28,885,098)  (27,988,929)
                                                 ------------   ------------

        Total Stockholders' Equity                  4,307,886     4,106,606
                                                    ----------    ---------

Total Liabilities and Stockholders' Equity         $6,865,069    $6,374,862
                                                  ===========    ==========







                 See notes to consolidated financial statements

MEDCOM USA, INCORPORATED AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three Months Ended September 30, 1999 and 1998

                                                           SEPTEMBER 30,
                                                        1999          1998
                                                        ----          ----
Revenues
  Intelligent Vending Machines (Note 8)              $295,493       $338,411
 Medical Transaction Processing (Notes 5 and 8)       699,914         39,045
                                                    ---------     ----------
Total Revenues                                        995,407        377,456

Cost of Services (exclusive of depreciation
  and  amortization  shown separately below):
   Intelligent Vending Machines                        76,167        132,685
   Medical Transaction Processing                      34,330         13,823
                                                       ------         ------
Total Cost of Services                                110,497        146,508
                                                      -------        -------

Gross Profit                                          884,910        230,948

Operating Expenses
  General and Administrative (Note 7)               1,074,832      1,210,338
                            -
  Depreciation and Amortization                       518,070        221,887
  Selling and Marketing                               135,160        365,275
                                                      -------        -------

 Total Expenses                                     1,728,062      1,797,500
                                                    ---------      ---------

Operating Loss                                       (843,152)    (1,566,552)

Other income (expense)
  Interest income                                       6,020          6,859
  Interest expense (Note 7)                           (30,570)       (48,045)
                                                      --------       --------
                                                      (24,550)       (41,186)

Loss before income taxes                             (867,702)    (1,607,738)
Income tax provision                                    2,400             --
                                                    ----------   ------------

Net Loss                                            ($870,102)   ($1,607,738)
Preferred Stock Dividend                              (26,067)            --
                                                       ------     -----------

Net loss applicable to common stockholders          ($896,169)   ($1,607,738)
                                                      =======    ============

Basic and diluted net loss per share                   ($0.05)        ($0.17)

Weighted Average Common Shares Outstanding         17,166,025      9,443,900



                 See notes to consolidated financial statements

MEDCOM USA, INCORPORATED AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                           SEPTEMBER 30,
                                                        1999          1998

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                         ($870,102     ($1,607,738)
   Adjustments to reconcile net loss to net
    cash used in operating activities
    Depreciation and Amortization                     518,070         221,887
    Imputed value of warrants granted for
       services and interest                          160,646          64,804
     Stock issued for services                        133,265         283,645
     Changes in assets and liabilities:
            Inventories                                33,777          11,568
            Accounts receivable                       (56,838)           (457)
            Prepaid Expenses and OtherCurrent
               Assets                                  (7,704)       (103,845)
             Notes receivable                        (259,500)             --
             Accounts Payable and Accrued Expenses   (113,779)        (46,225)
             Royalty advances                         (39,973)             --
             Deferred Revenue                         ( 7,500)             --
                                                     ---------        --------

NET CASH USED IN OPERATING ACTIVITIES                (509,638)     (1,176,361)

CASH FLOWS FROM INVESTING ACTIVITIES

        Acquisition costs paid                             --          (3,300)
        Capital expenditures                                          (79,458)
(227,667)
        Change in other assets                             --           5,397
                                                      -------         -------
NET CASH (USED IN) INVESTING ACTIVITIES               (79,458)       (225,570)

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of long-term debt       10,000              --
        Payments on debt                             (251,500)       (100,691)
        Payments on obligations under capital
           leases                                     (13,222)         (3,257)
        Proceeds from capital leases                       --         369,060
        Net proceeds from issuance of common stock    430,952       1,214,625
                                                      -------       ---------

  NET CASH PROVIDED BY FINANCING ACTIVITIES           176,230       1,479,737
                                                      -------        ---------

  NET INCREASE (DECREASE) IN CASH                    (412,866)         77,806

  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    439,772         263,878
                                                      -------         -------

  CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 26,906        $341,684
                                                     ========        ========

  SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
      Cash paid during the period for interest       $    778       $  42,585



                 See notes to consolidated financial statements

MEDCOM USA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 1999


                                      PREFERRED STOCK SUBSCRIBED
                               ---------------------------------------
                                    SERIES A                SERIES C           COMMON STOCK
                               ----------------        ----------------    ------------------
                                NUMBER                 NUMBER              NUMBER              ADDITIONAL     ACCUMU-
                                 OF                     OF                   OF                 PAID IN        LATED
                               SHARES    AMOUNT       SHARES     AMOUNT    SHARES     AMOUNT    CAPITAL       DEFICIT      TOTAL
                               ------    ------       ------     ------    ------     ------    --------      -------      -----
Balance  - June 30, 1999        9,250    $   9         1,745     $   2    16,727,506  $1,673  $32,093,851  ($27,988,929) $4,106,606

Net loss - 3 months ended
   September 30, 1999                                                                                          (870,102)   (870,102)

Issuance of common stock for
 cash at $.82 per share net
 of $16,728 of expenses                                                      545,951     55      430,897                    430,952

Issuance of common stock in
 exchange for preferred
  stock                         (150)                                            600

Issuance of common stock for
   services and equipment                                                    182,500     18      140,193                    140,211

Issuance of common stock for
  accounts payable                                                            84,571      8       89,645                     89,653

Imputed value of stock warrant
  grants in exchange for consulting
  services and other items                                                                       354,656                    354,656

Dividend on Series C Preferred stock                                                                            (26,067)    (26,067)

Issuance of common stock for
 conversion of notes payable
 and accrued interest                                                         94,511      10       81,967                     81,977
                                _____      ______         _____    ______   _________    ____      _______   ___________  __________
Balance - September 30, 1999    9,100      $    9         1,745    $   2   17,635,639   $1,764 $33,191,209  ($28,885,098) $4,307,886
                                =====      ======         =====    =====   ==========   ======  ==========   ============  ========



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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual Filing Statement on form 10-KSB/A.

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

Inventories

Inventories consists primarily of movie video cassettes, terminals that are held for sale and other associated miscellaneous parts and are recorded at the lower of cost or market determined by the first-in, first-out method.

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

Revenue Recognition

Revenues from the sale of intelligent vending equipment are recognized upon delivery of the equipment. Revenue related to the providing of technical and other support related to the One Medical Services Program is recognized as the services are rendered. Revenue from the sale of MedCard units is recognized upon shipment. Revenue from the billing services using the MedCard System is recorded at the time the billing service is rendered at the expected net realizable value of the Company's share of the monies to be collected. Revenue is recognized upon the sale of phone cards at the time of the sale. Revenue on the rental of cellular phones through ACDC machines is recognized at the time the rental is completed. Processing fees related to medical transactions and financial processing are recognized as revenue at the time the transaction is completed. Deferred gross profit on equipment, which has been sold and leased back is recognized over the term of the resulting lease. Automated movie rental revenues are recognized at the time of rental and upon usage of prepaid movie cards (where applicable).

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

Note 3 - Notes and Loans Payable

A detailed listing of debt at September 30, 1999 is as follows

8%  Convertible  note  payable,   principal  due  May,
1998.   Debt  includes   conversion  to  common  stock
feature  with  conversion  rates  ranging  from  $1.25
per share.  Currently in default.                                  $25,000

Note payable - $10,000 principal, interest at 6%, due on
demand                                                              10,000

Note payable - non-interest bearing, payable in
monthly installments of $1,500 through June, 2000                   36,000

Convertible  Bridge  Financing  Note  -  corporation,
bearing  interest  at 4%, principal and interest due
on July 28, 1999. Debt includes  conversion to common
Stock feature at $.70 per share. Currently in default               70,000

Note Payable - franchisee,  bearing interest at 10%,
principal and interest due in full on October 31, 1999;
debt includes conversion to common stock feature at
$.875 per share                                                    317,619
                                                                   -------
                           Total current maturities               $458,619
                                                                  ========

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

Note 5 - License and Other Agreements

On July 20, 1999, the Company entered into an agreement with an unrelated corporation (Licensee) for the exclusive licensing rights to market the One Medical Service system. The Company received $300,000 during the quarter ended September 30, 1999 and is scheduled to receive an additional $267,000 during the remainder of the current year, of which $83,500 was received during October 1999. The Company also received a 7-year, 8% unsecured note receivable in the amount of $810,000 as part of the transaction. The note shall be paid off primarily by monthly royalty payments to the Company and other scheduled payment amounts over its term. The deferred revenue related to this note will be recognized as income as the royalties are earned. The Licensee can convert the moneys paid for royalty and licensing fee into an eighty-one percent (81%) ownership interest in One Medical Service. It can acquire the remaining nineteen percent (19%) for the greater of $132,000 or the fair market value of such interest. The Licensee also agreed to purchase approximately $200,000 of the Company's inventory on an as needed basis and to pay the related accounts payable. Such inventory is being released to the Licensee as requested at which time the Licensee pays the related accounts payable. The Licensee acquired approximately $31,000 of this inventory during the quarter ended September 30, 1999 and purchased an additional $63,000 of the inventory during October 1999. The Licensee hired the full time employees involved with this operation. The Company retained as employees those persons who devoted less than full time to the One Medical Services Network. These people primarily provide technical support, installations, repairs, maintenance of the underlying software and billing support. The Company charges the Licensee for these services on a time and materials basis. The Licensee also assumed other overhead associated with the One Medical operation.

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

Effective July 1999, the Company entered into an agreement with MedCard Management Systems, Inc, whereby Medcard assigned the income earned by its wholly owned subsidiary, Suffolk County Medical Economics (SBME), in exchange for the Company agreeing to reimburse MedCard for SBME's expenses. Profits earned by SBME will then be allocated between the Company and SBME based upon a predetermined formula. Since SBME did not earn enough profit to allocate any income to the Company under the formula, no amounts related to this Agreement are reflected in the accompanying financial statements. This Agreement was subsequently terminated in October 1999.

Note 6 - Continuing Operations

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. In prior years, the Company had been in the development stage and did not begin earning significant revenues until the middle of fiscal year ended 1994. During the years ending June 1995, through June 1999, the Company continued to suffer recurring losses from operations. In fiscal year ended June 30, 1995, the Company completed an initial public offering for $5.2 million. In subsequent periods, the Company has successfully completed the raising of additional capital to help fund its operations by completing private placements. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. If the Company is unable to generate profits from operations or raise additional equity financing, it may not be able to continue as a going concern. See the Company's Form 10-KSB/A for the year ended June 30, 1999. . If the Company is unsuccessful in obtaining additional funding for its operations, it would if necessary, either sell assets or divisions, or scale back and otherwise reorganize its operations or otherwise reorganize so that its operating expenses would be less than revenues.

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

The Company issued 600 shares of common stock for the conversion of 150 shares of Series A preferred stock.

The Company issued 182,500 shares of its common stock for $140,211 of services and equipment received.

The Company issued 84,571 shares of its common stock as payment for $89,653 of previously existing accounts payable.

The Company issued 94,511 shares of common stock as payment for $81,977 of notes payable and accrued interest.

The Company issued a five-year warrant to purchase 100,000 shares of its common stock at $1.25 per share in exchange for software development services, with a capitalized cost of $56,224, based upon an imputed value of $.56 per share. Additionally, the Company issued warrants to purchase 136,334 shares of common stock at prices ranging from $.70 to $1.00 per share to the holders of the Series C preferred stock and a certain note holder. The warrant to purchase 20,000 of the shares expires in July 2002 and the balance expires in July 2004. $77,184 of expense has been included in general and administrative expenses on the accompanying consolidated statements of operations, based on imputed values ranging from $.52 to $.81 per warrant.

The Company issued warrants to purchase 550,000 shares of common stock of its wholly owned subsidiary, JustMed.com, Inc. at $5.00 per share in exchange for services and capitalized software development costs. The warrants expire in three years, and warrants to purchase 450,000 of the shares are convertible into the Company's common stock at 125% of the closing price of the Company's common stock at the date of conversion. The value of these warrants, which was based upon the value of the underlying services provided, was determined to be $221,248, equating to imputed values ranging from $.19 to $.58 per share. The Company also issued an additional, four-year warrant to purchase 1,000,000 shares of JustMed.com's common stock at $2.00 per share to the originator of the JustMed.com idea. No value is ascribed to this warrant as the fair value was determined to be $0.

The total value of the above mentioned stock and warrants that is included in general and administrative expenses in the accompanying consolidated statements of operations was $293,911 and $293,762 for the quarters ended September 30 , 1999 and 1998, respectively. The Company uses the Black Scholes option pricing model to determine the imputed value of all options and warrants issued, using the following assumptions: expected life - 2 to 3 years; volatility - 96%; risk free interest rate - 6%; and dividend rate - 0%.

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

Note 8- Business Segments

The Company has two reportable segments: intelligent vending machines and medical related processing. The medical segment includes the insurance claim verification and processing, medical billing service revenue, the One Medical licensing revenue, One Medical service fees and other related income. The intelligent vending machines segment includes telecommunications, automated movie rentals and financial transaction processing. These components were previously considered separate segments, however, they are now combined to reflect the Company's new and increased emphasis in the health care segment of the business. Additionally, they all utilize the same technology, the Company's intelligent "Debit Link" system, a monetary transaction processing platform. Telecommunications include the sale and processing of cellular telephone rentals and prepaid cellular phone cards and other telecommunications related services. The automated movie section rents videocassettes through automated dispensing units in hotels, located primarily in Florida and California. The medical transaction processing segment utilizes a communication and transaction processing platform which allows pharmacies to access on-line credit card and medical reimbursement approval and automated product ordering and payment. This segment also includes the verification of health insurance and the processing of medical claims with the various health insurance providers.

Operating results and other financial data are presented for the two reportable segments of the Company for the three months ended September 30, 1999 and 1998. Results for the three months ended September 30, 1998 have been combined into the two segments to reflect the current method of operations. Net revenue includes sales and services provided to external customers within the segment and related licensing revenue. Cost of goods sold includes costs associated with net revenue within the segments. Segment income (loss) does not include general and administrative expenses, selling and marketing, and other income (expense) items or income taxes. Identifiable assets for each operating segment consist of receivables, inventory, prepaid expenses, net machinery and equipment and goodwill. Corporate assets are cash, patents and notes receivable related to a previously discontinued segment:

                        Net-     Cost of    Depreciation   Segment Profit  Identifiable
                     Revenues   Services   & Amortization      (Loss)         Assets
September 30, 1999:

Intelligent Vending
Machines             $295,493    $76,167       $208,957       $10,369      $2,119,517

Medical
Transaction
Processing-          $699,914    $34,330       $290,658      $374,926      $4,212,040

Corporate & Other-         --         -       $  18,45      $ (18,455         533,512
                   ------------------------------------------------------------------

                        Net-     Cost of    Depreciation   Segment Profit  Identifiable
                     Revenues   Services   & Amortization      (Loss)         Assets

September 30, 1998:

Consolidated        $995,407    $110,497     $518,070         $366,840      $6,685,069
                    ========    ========     ========        ==========     ==========

Selling, General &
  & Administrative                                          $1,234,542
                                                            ----------

Loss Before Income Taxes                                    $ (867,702)
                                                            ===========

Intelligent Vending
Machines            $338,411     $132,685    $183,920         $ 21,806      $3,854,737

Medical
Transaction
Processing-        $  39,045     $ 13,823   $  19,512        $   5,710      $1,071,004

Corporate & Other-        --           --   $  18,455        $ (18,455)     $  874,349
                   --------------------------------------------------------------------

Consolidated        $377,456     $146,508    $221,887        $   9,061      $5,800,090
                    ========     ========    ========        =========      ==========

Selling, General
  & Administrative                                          $1,616,799
                                                            ----------

Loss Before Income Taxes                                   $(1,607,738)
                                                           ===========

      Medical transaction processing revenues for the three months ended September 30, 1999 include revenues of $567,000, which represent amounts received or accrued during the period from the licensing of the Company's One Medical System. Goodwill associated with the acquisition of One Medical Services was reduced by $280,521 and charged to depreciation and amortization during the three months ended September 30, 1999.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations-Three Months Ended September 30, 1999

During the three month period ended September 30, 1999, total revenues amounted to $995,407 versus last year's revenue of $377,456. The Company is in a state of transition with its expansion and focus on the medical and financial transaction processing segment. This business segment produced revenue of $699,911 for the quarter ended September 30, 1999, as compared to $39,045 for the quarter ended September 30, 1998. Conversely, there has been a gradual decline in the emphasis on intelligent vending machine income with revenues of $295,493 during the quarter ended September 30, 1999 versus $338,411 in the prior period.

In July 1999 the Company licensed the One Medical Service Network to an unrelated third party for $1,377,000 of which $300,000 was paid by September 30, 1999, $267,000 of which is to be paid by January 5, 2000 and the remainder of which ($810,000) will be paid in accordance with the terms of an unsecured promissory note which is payable prior to July 2006. Goodwill associated with the acquisition of One Medical Services was reduced by $280,521 and charged to depreciation and amortization during the quarter ended September 30, 1999.

Cost of services for the medical transaction processing segment increased in total dollars from $13,823 to $34,330, while the costs, as a percentage of revenue declined form 35% to 5%. The reduction in the cost of sales percentage was the result of this segment not being fully operational during the comparable period of the prior year and the inclusion of the One Medical Services licensing revenue in the current year as discussed above. Cost of services of the intelligent vending machines decreased form $132,685 to $76,167, which represents a decline from 39% of gross revenues to 26% of gross revenues. This reduction in cost of sales percentage is the result of the phasing out of certain aspects of the intelligent vending machine segment during the year ended June 30, 1999.

Gross profit for the three months ended September 30, 1999 totaled $884,910 with a margin of 89% due to the introduction of the higher gross margin of the new business segments and the licensing revenue related to the One Medical System. Gross profit, exclusive of the One Medical licensing revenue would have been $317,910, or 74%. The comparable margin last year was $230,948 or 61%.

General and administrative expenses are lower for the quarter ended September 30, 1999 compared to the same period last year ($1,074,832 vs. $1,210,338) as a result of several factors. The Company realized the benefits of cost reductions made during the latter part of the prior fiscal year and during the current fiscal year. Additionally, in the prior year, the Company incurred significant start-up costs related to its new line of business focus and the expansion of its other business segments. Expenses related to prior operations and agreements in place, which were being assuaged, compounded an increase in general and administrative expenditures.

Depreciation and amortization increased form $221,887 to $518,070 primarily related to the recording of $280,521 of amortization related to the One Medical Services goodwill, as well as $15,405 amortization of the licensing rights associated with the MedCard System.

Selling and marketing expenses declined form $365,275 to $135,160 for three primary reasons. First, during the prior year, the Company expended moneys on marketing the Link scrip terminals, which were sold in June 1999. Second, the Company stopped its sales and marketing efforts, including applicable salaries, related to the One Medical Services in July 1999. Also, during the current fiscal year, the Company was more focused on developing new products and services, and integrating its existing technology, than on sales and marketing of its older products.

Interest expense declined from $48,045 to $30,570 as a result of the reduction of long term debt and the pay off of the Company's line of credit. Interest income remained comparable with that of the prior year.

The Company reported preferred stock dividends totaling $26,067 in the current quarter, which was entirely related to the Series C preferred stock. There was no comparable amount in the period ended September 30, 1998 since the Series C preferred stock was not outstanding at that time.

In May, 2000, the Company acquired from the Licensor all rights to the MedCard system, including all programs, intellectual property, trade names and existing contracts. This acquisition effectively terminated the original License Agreement, except that the royalty provisions of the original License Agreement remain intact. The Company believes the acquisition of the associated rights to the technology and the other aspects, along with the simultaneous termination of the License Agreement will ensure its exclusive and perpetual use of the MedCard System. In consideration for this acquisition, the former Licensor received 100,000 shares of the Company's restricted stock and a three-year warrant to purchase 400,000 shares of the Company's common stock at $3.57 per share, with a cost of $449,446 based upon an imputed value of $1.12 per share, using the Black Scholes option pricing model. The acquisition did not alter the royalty arrangements of the original License Agreement. The Company did not pay any royalties of the Licensor during the quarter ended September 30, 1999.

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

     Purchase  price - preferred  stock -
         Series D                                       $ 494,000
     Purchase price -  cash                             1,403,848
     Direct costs of acquisition - cash (estimated) 135,763 Direct costs of acquisition - 12,880 shares of
       common stock                                        52,037
     Excess of liabilities over assets of DCB             412,480
                                                      -----------
                  Total acquisition value              $2,498,128
                                                       ==========

The purchase price of the technology and intellectual property acquired from DSM was approximately $3,305,000 and was comprised of the following:

    Purchase price - preferred stock - Series D        $2,356,000
    Purchase price - cash                                 746,153
    Direct  costs of  acquisition - cash (estimated       104,488
    Direct costs of acquisition - 24,249 shares
      of common stock                                      97,963
                                                     -------------
                  Total acquisition value              $3,304,604
                                                       ==========

Each of the 2,850 shares of Series D preferred stock issued related to the acquisition of DCB and the DSM technology are convertible into 202.4 shares of the Company's common stock at any time at the option of the holder, for a total of 576,923 shares of common stock. The Company can convert the Series D Preferred shares into shares of Medcom's common stock, in the manner described above, at any time after April 15, 2001 so long as the bid price of Medcom's common stock exceeds $4.94 and the shares of common stock issuable upon the conversion of the Series D Preferred shares are either covered by an effective registration statement or are eligible for sale pursuant to Rule 144 of the Securities and Exchange Commission.

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

o Administrative and Management Functions - The Gateway can assist with quality assurance and management, as well as claims analysis. Market and sales scrutiny can also be accomplished. This aspect covers not only certain of the financial concerns, but also enables the healthcare provider (from the small physician practice to the large hospital organization or insurance company) to review its performance, against its own goals or the results of other similarly sized or located organizations. It provides a barometer of their overall performance. The reporting features can be tailored to meet the information needs of the user, whether they are a small independent practitioner or a large healthcare chain.

o Patient Services - The patients will also benefit from the Health Information Gateway. They will be able to monitor personal health profiles, in addition to their own medical treatment histories. Early warning and reminder alerts will also be available on line.

    The Company intends to market DCB's Health Information Gateway to hospitals, insurance companies, governmental agencies and consultants in the United States and abroad. The Company will offer the Health Information Gateway in two formats, a direct license of the technology to the end user, as well as providing the service under an Application Service Provider (ASP) relationship. By offering both alternatives, the Company believes it will be able to capture a larger market share, since it will be able to accommodate the needs of different sized organizations with varying budgetary constraints. The ASP center is currently under construction in a newly leased facility in Florida.

DCB's has other products related to healthcare, pensions and medical insurance. One such product is its "VFlex" product. VFlex stands for Virtual Flexible Benefits. Using VFlex, employees will have the ability to administer their own benefits over a company's intranet from anywhere in the world. The Company anticipates marketing this program to large companies with multi-national operations.

The Company continues to invest its human and financial resources in the development of the MedCard and DCB operations. The continued development of these business applications will contribute to the majority of the Company's revenue in the future.

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

At September 30, 1999 the Company's stockholders' equity totaled $4.31 million and net tangible assets was $3.76 million, compared to $4.11 million and $3.29 million, respectively as of June 30, 1999. When compared to June 30, 1999, the Company's working capital deficit declined from $974,495 to $565,833.

The $1,607,738 net loss for the comparable prior period was funded by a $348,449 charge for equity-based compensation (to conserve cash) and proceeds of $1,214,625 in private placement of the Company's common stock.

Between October 1, 1999 and June 30, 2000, the Company raised approximately an additional $5,700,000, net of expenses of approximately $642,000 from the issuance of 6,016,694 shares of common stock at prices ranging from $.45 to $4.00 per share. A total of 2,544,861 of these shares were issued at prices below market because these shares were restricted from sale in the public markets. None of these shares were issued to the Company's employees. Additionally, the Company has received approximately $2.2 million upon the exercise of options and warrants to purchase approximately 1.9 million shares of the Company's common stock at prices ranging from $.44 to $5.00 per share.

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

The Company expects to incur additional losses during the quarter ended June 30, 2000. The Company is forecasting a profit during the quarter ending December 31, 2000, for its MedCard division. The DCB division, including the Czech based subsidiary, is expected to generate losses until the middle of the Company's next fiscal year, as the Company begins an extensive marketing and promotion campaign in the United States and develops the necessary personnel and technological infrastructure. MedCom will incur significant costs related to the start up of domestic operations for DCB. The Company is forecasting a Company-wide net profit for the quarter ending December 31, 2000. Improvement in operating results is expected to be the result of increased revenues from the MedCard transaction system and the release of an on-line version of MedCard system, as well as revenues from the sale or licensing of DCB technology and services.

The Company had $95,000 of convertible notes payable that were in default as of September 30, 1999, including a note for $70,000, the due date of which was subsequently extended to November 1, 2000 and then converted to 100,000 shares of common stock in June 2000. The balance, $25,000, remains in default as the Company is unable to locate the lender. Of the remaining notes payable, approximately $19,714 was paid and $343,905 was converted to common stock during the quarter ended March 31, 2000.

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

Item  6.    Exhibits and Reports on Form 8-K:

         (a)  Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K:

              During the three months ending September 30, 1999, the Company did not file any reports on Form 8-K.

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

Date: July 14, 2000