Form 10QSB/A
period 1999-12-31
MEDCOM USA INC
filed 2000-07-19
CIK 907127

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

                                       N/A
                     -------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Item 1.     Index to Financial Statements

MEDCOM USA, INCORPORATED
CONSOLIDATED FINANCIAL STATEMENTS                                      Page

Consolidated Balance Sheets at
      December 31, 1999 and June 30, 1999                               3-4

Consolidated Statements of Operations for the Three and Six Months
      Ended December 31, 1999 and 1998                                    5

Consolidated Statements of Cash Flows for the
      Six Months Ended  December 31, 1999 and 1998                        6

Consolidated Statement of Stockholders' Equity
      for the Six Months Ended December 31, 1999                          7

Notes to Consolidated Financial
Statements.                                                              8-18

Management's Discussion and Analysis  of
      Financial Condition and Results of
Operations.                                                             18-24

Part II                                                                 24-25

Signatures                                                                26

MEDCOM USA, INCORPORATED AND SUBSIDIARIES
   CONSOLIDATED BALANCE SHEETS

                                                      DECEMBER 31,     JUNE 30,
                                                             1999         1999
                                                      -----------      -------
                        ASSETS
CURRENT ASSETS

  Cash and cash equivalents                            $473,845      $189,772
  Restricted cash (Note 2)                                   --       250,000
  Accounts receivable, less allowance
   for doubtful accounts of $39,529                     685,459       250,913
  Inventories (Note 5)                                  199,581       227,033
  Prepaid expenses and other  current assets            164,103       100,337
  Deposit (Note 9)                                      600,000            --
  Notes receivable, current portion  (Note 5)           289,750       150,000
                                                        -------       -------

         Total Current Assets                         2,412,738     1,168,055

PROPERTY AND EQUIPMENT,
  Property and Equipment net of accumulated depreciation of
  $2,495,172 at December 31, 1999 and $2,106,053 at June
  30, 1999                                            2,219,028     2,296,643

OTHER ASSETS
 Notes receivable, less allowance of $575,062           956,700       241,200
 Licensing rights, net of accumulated amortization      854,752       885,558
 Patents, net of accumulated amortization               292,139       327,299
 Royalty advances                                       520,725       515,907
 Goodwill, net of accumulated amortization              535,683       819,299
 Other                                                   98,999       120,901
                                                        -------       -------

         Total Other Assets                           3,258,998     2,910,164

         Total Assets                                $7,890,764    $6,374,862
                                                     ==========    ==========



                 See notes to consolidated financial statements

MEDCOM USA, INCORPORATED AND SUBSIDIARIES
   CONSOLIDATED BALANCE SHEETS
                                                   DECEMBER 31,      JUNE 30,
                                                       1999            1999
                                                   ------------       ------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable (Note 5)                          $737,061        $649,154
  Accrued expenses                                    640,926         622,820
  Borrowing under bank line of credit (Note 2)             --         250,000
  Current portion of capitalized lease obligations
   (Note 4)                                            45,738          43,432
  Notes and loans payable  (Note 3)                   447,119         519,119
  Current portion of deferred revenue (Note 5)         48,000              --
  Dividends payable                                   110,482          58,025
                                                      -------      ----------

        Total Current Liabilities                   2,029,326       2,142,550

LONG TERM LIABILITIES
 Capitalized lease obligations (Note 4)                85,660         125,706
 Deferred revenue (Note 5)                            745,500              --
                                                      -------      ----------

        Total Long Term  Liabilities                  831,160         125,706
                                                      -------      ----------

        Total Liabilities                           2,860,486       2,268,256
                                                    ---------       ---------

COMMITMENTS (Note 10)                                      --              --


STOCKHOLDERS' EQUITY (Note 7 and 9)
  Preferred stock, Series A, B and C $.001
  par value,  152,600 shares authorized
  - 50,000 (A),  100,000 (B) and 2,060
  (C),  10,845 and 6,995 shares  issued and
  outstanding at December 31, 1999 and
  June 30, 1999, respectively  (liquidation
  preference of $1,849,000)
   (Note 9)                                                 7              11

Common stock  $.0001 par value 40,000,000
 shares authorized:
  shares issued and outstanding -
  22,627,165 and 16,727,506 at
  December 31, 1999 and June 30, 1999,
    respectively                                        2,263            1,673
Additional Paid In Capital                         35,809,271       32,093,851
Accumulated Deficit (Note 6)                      (30,862,263)     (27,988,292)
                                                  ------------     ------------

        Total Stockholders' Equity                  5,030,278        4,106,606
                                                   ----------        ---------

Total Liabilities and Stockholders' Equity         $7,890,764       $6,374,862
                                                   ===========      ==========


                 See notes to consolidated financial statements

MEDCOM USA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended December 31, 1999 and
1998
  (Unaudited)
                                      Three Months             Six Months Ended
                                         Ended
                                        Dec. 31                     Dec. 31,
                                    1999       1998             1999       1998

Revenues
 Intelligent Vending Machines      $176,983   $338,407      $472,476    $654,818
(Note 8)
 Medical Transaction Processing     618,209     56,154     1,318,123      95,199
                                   --------     ------     ---------      ------

Total Revenues                      795,192    394,561     1,790,599     750,017

Cost of  Services(exclusive
of depreciation and amortization,
shown separately below):
  Intelligent Vending Machines       42,690    175,362       118,857     292,547
  Medical Transaction Processing    390,731      9,926       425,061      23,749
                                     -------   -------       -------     -------
Cost of Services                    433,421    185,288       543,918     316,296
                                    -------    -------       -------     -------
Gross Profit                        361,771    209,273     1,246,681     433,721


Operating Expenses
General & Administrative (Note 7) 1,804,935  1,017,630     2,879,767   2,227,968

 Depreciation and Amortization      247,967    256,288       766,037     478,175

 Selling & Marketing                266,865    288,188       402,025     653,463
                                    -------    -------       -------     -------

        Total                     2,319,767  1,562,106     4,047,829   3,359,606
                                  ---------  ---------    ----------   ---------
     Expenses

Operating Loss                  (1,957,996) (1,352,833)  (2,801,148) (2,925,885)

Other income (expense)
   Interest income                  28,550       8,832       34,570      15,690
   Interest expense                (21,329)    (89,127)     (51,899)   (137,171)

   Other                                --          --           --       6,500

Loss before income taxes         (1,950,775) (1,433,128)  (2,818,477)(3,040,866)

Income Tax Provision
                                        --            --       2,400        --
                                    ------         -----     -------     -----

Net Loss
                                (1,950,775)    (1,433,128)(2,820,877)(3,040,866)
Preferred stock dividend           (26,390)            --    (52,457)        --
                                  --------     -----------    -------- ---------

Net Loss applicable to common
stockholders                  $(1,977,165)  $(1,433,128)$(2,873,334)$(3,040,866)
                                =========     =========   =========   =========

Basic and diluted net loss per
share                               $(.10)        $(.15)      $(.15)     $(.32)
Weighted average common shares
outstanding basic and diluted   20,647,575    9,720,650    19,094,823  9,535,471

                 See notes to consolidated financial statements

MEDCOM USA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                                       DECEMBER 31,
                                                    1999         1998

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                    ($2,820,877)   ($3,040,866)
   Adjustments to reconcile net loss to net
   cash used in operating activities
          Depreciation and Amortization           766,037         478,175
          Imputed value of warrants granted for
          services and interest                   456,721         222,736
          Stock issued for services               742,016         376,275
           Changes in assets and liabilities:
            Inventories                            27,452        (107,429)
            Accounts receivable                  (434,546)        (69,997)
             Prepaid Expenses and Other Current
             Assets                               (10,707)        (97,410)
             Notes receivable                     (82,750)             --
             Accounts Payable  and Accrued
             Expenses                             234,828         431,163
             Royalty advances                      (4,818)             --
             Franchise and customer deposits           --         (10,042)
             Other assets                          14,760
             Deferred Revenue                     (16,500)             --
                                                  -------------------------
NET CASH (USED IN) OPERATING ACTIVITIES        (1,128,384)      (1,817,395)

CASH FLOWS FROM INVESTING ACTIVITIES
        Acquisition costs paid                         --         (465,454)
        Capital expenditures                     (106,504)        (400,070)
        Change in other assets                         --         (372,067)
                                                  --------------------------
NET CASH (USED IN) INVESTING ACTIVITIES          (106,504)      (1,237,591)

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of
          long-term debt                           10,000          450,000
        Payments on debt                         (263,000)        (307,691)
        Payments on obligations under
          capital leases                          (37,740)         (27,485)
        Proceeds from capital leases                   --          619,058
        Net proceeds from issuance of
          common stock                          2,159,701        1,214,625
        Funds paid on deposit to retire
          Series "C" preferred stock             (600,000)              --
        Net proceeds for issuance of
          Series "C" preferred stock                   --        1,246,846
     NET CASH PROVIDED BY FINANCING
          ACTIVITIES                             1,268,961       3,195,353
                                                 ---------       ---------

     NET INCREASE (DECREASE) IN CASH                      34,073      140,367
     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    439,772      263,878
                                                         -------      -------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD         $473,845     $404,245
                                                        ========     ========

     SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
         Cash paid during the period for interest      $  40,523  $  70,953

                 See notes to consolidated financial statements

MEDCOM USA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 1999


                                          PREFERRED STOCK                          COMMON STOCK
                                  SERIES A               SERIES C
                               NUMBER                 NUMBER               NUMBER             ADDITIONAL       ACCUMU-
                                 OF                     OF                   OF                PAID IN          LATED
                               SHARES    AMOUNT       SHARES     AMOUNT    SHARES   AMOUNT     CAPITAL         DEFICIT      TOTAL
                               ------    ------       ------     ------    ------   ------     --------        -------      -----
Balance  - June 30, 1999        9,250    $   9         1,745     $   2   16,727,506 $1,673   $32,093,851    ($27,988,929) $4,106,606

Net loss - six months ended
   December 31, 1999                                                                                          (2,820,877)(2,820,877)

Issuance of common stock for cash
  at  prices ranging from $.45 to $.82
  per share net of $172,260 of expenses                                   4,118,895     412    2,159,289                   2,159,701

Issuance of common stock in
 exchange for preferred
     stock                    (4,000)       (4)                                 600                                            (4)

Issuance of common stock as
   Required by existing agreements                                          215,000       21         (21)                       --

Issuance of common stock for
   services and equipment                                                 1,157,500       116     743,068                  743,184

Issuance of common stock for
   accounts payable and lease payments                                      256,839        25     186,098                  186,123

Imputed value of stock warrant
  grants in exchange for consulting
  services and other items                                                                        594,489                  594,489

Issuance of common stock to employees
   and directors                                                             56,314         6      31,530                   31,536

Dividend on Series C Preferred stock                                                                          (52,457)     (52,457)

Issuance of common stock for
   conversion of notes payable and
   accrued interest            ____    ______     _____     ______           94,511       10        81,967 __________       81,977
                                                                        ------------ -------- --------------            ------------
Balance - December 31, 1999   5,250    $    5    1,745 $        2        22,627,165   $2,263    $35,890,271 ($30,862,263) $5,030,278
                              ======================================================================================================


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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB/A.

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

Revenue Recognition

Revenues from the sale of intelligent vending equipment are recognized upon delivery of the equipment. Revenue related to the providing of technical and other support related to the One Medical Services Program is recognized as the services are rendered. Revenue from the sale of MedCard units is recognized upon shipment. Revenue from the billing services using the MedCard System are recorded at the time the billing service is rendered at the expected net realizable value of the Company's share of the monies to be collected. Revenue is recognized upon the sale of phone cards at the time of the sale. Revenue on the rental of cellular phones through ACDC machines is recognized at the time the rental is completed. Processing fees related to medical transactions and financial processing are recognized as revenue at the time the transaction is completed. Deferred gross profit on equipment, which has been sold and leased back is recognized over the term of the resulting lease. Automated movie rental revenues are recognized at the time of rental and upon usage of prepaid movie cards (where applicable)..

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

Note 3 - Notes and Loans Payable

Notes payable consists of the following at December 31, 1999:

8% Convertible note payable, principal due May, 1998. Debt includes conversion to common stock feature with conversion rate of
$1.25 per share.  Currently in default.                               $25,000

Note payable - non-interest bearing, payable in monthly installments of $1,500 through June, 2000.  This note was converted to common
stock in January 2000.                                                 34,500

Convertible  bridge  financing note -bearing
interest at 11%,  principal due on
November 1, 2000 and  interest on demand.
Debt  includes  conversion  to common
stock feature at $.70 per share.                                       70,000

Note Payable - franchisee, bearing interest at 10%, principal and interest due in full on October 31, 1999; debt includes
conversion to common stock feature at $.875 per share.
Currently in default.                                                 317,619
                                                                    ---------

            Total                                                    $447,119
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

Note 5 - License and Other Agreements

On July 20, 1999, the Company licensed the exclusive rights to market the One Medical Service system to an unrelated corporation (the Licensee). The Company received $475,250 during the six months ended December 31, 1999 and received an additional $91,750 during February 2000. The Company also received a 7-year, 8% unsecured note receivable in the amount of $810,000 as part of the transaction. The note will be paid by monthly royalty payments due the Company and other scheduled payment amounts over its term. The deferred revenue related to this note is being recognized as revenue as the royalties are earned. $16,500 of revenue has been recognized during the six months ended December 31, 1999. The Licensee can convert the moneys paid for royalty and licensing fee into an eighty-one percent (81%) ownership interest in One Medical Service. It can acquire the remaining nineteen percent (19%) for the greater of $132,000 or the fair market value of such interest. The Licensee also agreed to purchase approximately $200,000 of the Company's inventory and related accounts payable. The inventory is being released to the Licensee as requested at which time the Licensee pays the related accounts payable. The Licensee acquired approximately $186,000 of this inventory during the six months ended December 31, 1999. The Licensee hired the full time employees involved with this operation. The Company retained as employees those persons who devoted less than full time to the One

Note 5 - License and Other Agreements, Continued

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

Note 6 - Continuing Operations

The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has continued to suffer recurring losses from operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. If the Company is unable to generate profits from operations or raise additional equity financing, it may not be able to continue as a going concern. See additional discussion in the Company's Form 10-KSB/A for the year ended June 30, 1999. If the Company is unsuccessful in obtaining additional funding for its operations, the Company will, if necessary, either sell certain assets or divisions, reduce its operations or otherwise reorganize its operations so that its operating expenses would be less than its revenues.

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

The Company issued 1,111,111 shares of common stock at $.45 per share in a private placement to a single investor raising $450,000, net of $50,000 in offering costs. The Company also issued a three-year warrant to purchase 200,000 shares of common stock at $1.00 per share, with a cost of $39,581, based upon an imputed value of $.20 per share. Additionally, the Company issued 100,000 shares of common stock as a penalty for not having completed its registration statement

Note 7 - Stockholders' Equity, Continued

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

The Company issued warrants to purchase 550,000 shares of the common stock of its wholly owned subsidiary, JustMed.com, Inc. at $5.00 per share in exchange for services and capitalized software development costs. The warrants expire in three years. Warrants for the purchase of

450,000 of the JustMed.com shares may, at the option of the warrant holder, be exercised for 650,000 shares of the Company's common stock at an exercise price equal to 125% of the closing price of the Company's common stock at the date of conversion. The value of these warrants, which was based upon the value of the underlying services provided, was determined to be $221,248, based upon imputed values ranging from $0.19 to $0.58 per share. The Company also issued to an unrelated party (the originator of the JustMed.com concept) an additional four-

Note 7 - Stockholders' Equity, Continued

year warrant to purchase 1,000,000 shares of JustMed.com's common stock at $2.00 per share No value is ascribed to this warrant the fair value was determined to be $0.

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

The Company uses the Black Scholes option pricing model to determine the imputed value of all options and warrants issued, using the following assumptions:

         -------------------------------------------------------------
                                 Quarter Ended       Quarter Ended
                              September 30, 1999   December 31, 1999
         -------------------------------------------------------------
         Expected life           2 to 3 years        2 to 3 years
         ------------------------------------------------------------
         Volatility                   96%                 81%
         -------------------------------------------------------------

         -------------------------------------------------------------
         Risk  free  interest         6%                 6.5%
         rate
         -------------------------------------------------------------
         Dividend rate                0%                  0%
         -------------------------------------------------------------

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


                       Net-     Cost of   Depreciation  Segment Profit     Identifiable
                     Revenues  Services    & Amort.        (Loss)             Assets
December 31, 1999:
-----------------
Intelligent Vending
Machines            $472,476   $118,857    $420,349      $(66,730)          $2,234,154

Medical
Transaction
Processing         $1,318,123  $425,061    $308,778       $584,284          $4,125,906

Corporate & Other          --        --    $ 36,910      $ (36,910)         $1,530,704
                 ----------------------------------------------------------------------

Consolidated     $1,790,599   $543,918    $766,037        $480,644          $7,890,764
                  =========               =======                            =========

Selling, General
  & Administrative                                       $3,299,121
                                                          ---------
Loss Before Income Taxes                                $(2,818,477)
                                                         ===========





December 31, 1998

Intelligent Vending
Machines           $654,818  $292,547    $387,553         $ (25,282)        $4,065,332


Note 8 - Business Segments, Continued

Medical
Transaction
Processing        $  95,199  $ 23,749   $  53,712         $  17,738         $2,356,393

Corporate & Other        --        --   $  36,910          $(36,910)        $  918,455
                  --------------------------------------------------------------------

Consolidated       $750,017  $316,296    $478,175         $ (44,454)        $7,340,180
                    =======   =======     =======                            =========

Selling, General
  & Administrative                                       $2,996,412
Loss Before Income Taxes                                $(3,040,866)
                                                         ===========

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three and Six Months Ending December 31, 1999

Total revenues increased from $750,017 to $1,790,599 for the six months ended December 31, 1998 and 1999 and from $394,561 to $795,192 for the three months then ended. The Company's Medical Transaction Processing Segment accounted for all of the increase, while the Intelligent Vending Machine segment had lower revenues for those periods. The Medical Transaction Processing segment increased from $95,199 to $1,318,123 for the nine month periods and form $56,154 to $618,209 for the three month periods. Intelligent Vending Machine segment income declined from $654,818 to $472,476 and from $338,407 to $176,983 for the six and three month periods, respectively. The Company is in a state of transition with its expansion and focus on the Medical Transaction Processing Segment. Conversely, there has been a gradual decline in the emphasis on intelligent vending machine income. Medical transaction processing revenues for the six months ended December 31, 1999 include revenues of $583,500 which represent amounts received or accrued during the period from the licensing of the Company's One Medical System and related royalty income.

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

Cost of services for the medical transaction processing segment increased from $23,749 to $425,061 for the six months ended December 31, 1999, and from $9,926 to $390,731 for the three months then ended as a result of this segment not being fully operational during the comparable period of the prior year Additionally, the cost of sales percentage for the three months ended December 31, 1999 increased to 63% of segment revenues because of a sale of 500 terminals to a single Independent Sales Organization, with a cost percentage of approximately 66%. Cost of services for the intelligent vending segment decreased from $292,547 to $118,857 for the six months ended December 31, 1999, and from $175,362 to $42,690 for the three months then ended as a result of the phasing out of certain aspects of the intelligent vending machine segment during the year ended June 30, 1999.

Gross profit for the six months ended December 31, 1999 totaled $1,246,681 with a margin of 70%. The comparable gross profit last year was $433,721 or 58% margin. Gross profit was $361,771, or 45% for the three months ended December
31, 1999, as compared to $209,273, or 53% for the three months ended December 31, 1998. The change in margin is a result of the shift from intelligent vending transactions to the medical transaction processing segment

General and administrative expenses were $651,799 higher for the six months ended December 31, 1999 compared to the same period last year primarily related to an increase in equity based compensation for services, which increased from $364,912 to $1,198,737, or $833,825. Offsetting this amount, the Company realized the benefits of cost reductions made during the latter part of the prior fiscal year and during the current fiscal year. Additionally, in the prior year, the Company incurred significant start-up costs related to its new lines of business and the expansion of its other business segments. General and administrative expenses were $787,305 higher for the three months ended December 31, 1999 as compared to the same period last year. primarily related to an increase in equity based compensation for services, which increased from $71,150 to $904,826 and costs related to the expansion of the Company's MedCard System.

Depreciation and amortization were $287,862 higher for the six months ended December 31, 1999 compared to the same period last year primary due to recording of $280,521 of amortization recorded related to the One Medical Services goodwill during the quarter ended September 30, 1999. Aside from that item, depreciation and amortization have remained consistent from year to year, with the additional expense related to new assets and the MedCard License being offset by asset dispositions, including the 520 scrip terminals sold in June 1999.

Selling and marketing expenses decreased from $653,463 for the six months ended December 31, 1999 to $402,025 for the comparable period in the current year for three primary reasons. First, during the prior year, the Company expended moneys on marketing the Link scrip terminals, which were sold in June 1999. Second, the Company stopped its sales and marketing efforts, including applicable salaries, related to the One Medical Services in July 1999. Also, during the first six months of the current fiscal year, the Company was more focused on developing new products and services, and integrating its existing technology, than on sales and marketing of its older products. Selling and marketing expenses decreased from $288,188 for the three months ended December 31, 1998 to $266,865 for the comparable period in the current year, as the Company reduced its marketing efforts related to its older products and increased its marketing efforts related to the MedCard System.

Interest income increased by $18,880 and $19,718 for the six and three month periods ended December 31, 1999, respectively, as compared to the same periods of the prior year as a result of increased cash levels maintained by the Company and interest earned on the One Medical note receivable..

Interest expense decreased by $85,272 and $67,798 for the six and three month periods ended December 31, 1999, respectively, as compared to the same periods of the prior year as a result of the reduction of long term debt and the pay off of the Company's line of credit. Total notes payable and capital lease obligations declined from $2,068,827 at December 31, 1998 to $578,517 at December 31, 1999.

The Company reported preferred stock dividends totaling $52,457 and $26,390 for the six and three month periods ending December 31, 1999, respectively, which are entirely related to the Series C preferred stock that was not outstanding during similar periods in the prior year.

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

In May, 2000, the Company acquired from the Licensor all rights to the MedCard system, including all programs, intellectual property, trade names and existing contracts. This acquisition effectively terminated the original License Agreement, except that the royalty provisions of the original License Agreement remain intact. The Company believes the acquisition of the associated rights to the technology and the other aspects, along with the simultaneous termination of the License Agreement will ensure its exclusive and perpetual use of the MedCard System. In consideration for this acquisition, the former Licensor received 100,000 shares of the Company's restricted stock and a three-year warrant to purchase 400,000 shares of the Company's common stock at $3.57 per share, with a cost of $449,446 based upon an imputed value of $1.12 per share, using the Black Scholes method. The acquisition did not alter the royalty arrangements of the original License Agreement. The Company did not pay any royalties to the Licensor during the quarter ended December 31, 1999.

The Company continues to concentrate its efforts on the development of the MedCard and DCB operations, The continued development of these business applications will contribute to the majority of the Company's revenue in the future.

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

The $3,040,866 net loss for the six months ended December 31, 1998 was funded by a $599,011 charge for equity based compensation (to conserve cash) and proceeds of $1,214,625 from the private sale of the Company's common stock and proceeds of $1,246,846 from the sale of the Company's Series C preferred stock.

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

Between January 1, 2000 and June 30, 2000, the Company raised approximately an additional $3.9 million, net of expenses of approximately $486,000 from the issuance of 2,143,750 shares of common stock at prices ranging from $.56 to $4.00 per share. 933,750 of these shares were issued at prices below market because the shares were restricted from sale in public markets. None of these shares were issued to the Company's employees. Additionally, the Company has received approximately $2.2 million upon the exercise of options and warrants to purchase approximately 1.9 million shares of the Company's common stock at prices ranging from $.44 to $5.00 per share.

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

The Company had $342,619 of convertible notes payable that were in default as of December 31, 1999, including a note for $317,619 of which $5,214 was subsequently paid with the balance converted into 357,035 shares of the Company's common stock. A convertible note in the amount of $25,000 remains in default as the Company is unable to locate the lender. With respect to the other notes payable, approximately $3,000 was paid and $31,500 was converted into common stock during the quarter ended January 31, 2000. The maturity date on a note in the principal amount of $70,000 was subsequently extended to November 1, 2000 and converted to 100,000 shares of common stock in June 2000.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

      At an annual meeting of the Company's shareholders held on October 14, 1999 the following proposals were adopted:

                                    Shares        Shares         Shares which
Description of                      Voted         Voted        Abstained from
   Proposal                        in Favor       Against            Voting

Election of the following
persons as directors:

    Mark Bennett                15,186,077             0           64,771

    Michael Malet               15,186,077             0           64,771

    David Breslow               15,186,077             0           64,771

    Julio Curra                 15,186,077             0           64,771

Changing name of the            15,171,016        31,407           48,425
  Company to Medcom USA,
  Incorporated

Adoption of the Company's 1998   7,806,127       269,365           90,695
  Incentive Stock Option Plan

Adoption of the Company's 1998   7,770,955       280,202          115,030
  Non-Qualified Stock Option Plan

Adoption of the Company's 1999   7,749,695       313,216          103,276
  Stock Bonus Plan

Approval of Erhardt Keefe Steiner &15,087,015     85,227           78,606
  Hottman PC as the Company's
  independent accountants for the fiscal
  year ending June 30, 1999

At a special meeting of the Company's shareholders held on October 14, 1999 the following proposal was adopted:

                                    Shares        Shares         Shares which
Description of                      Voted         Voted        Abstained from
   Proposal                        in Favor       Against            Voting

Issuance of such number of       6,813,244       263,313          128,816
  shares of common stock as
  may be required by the terms
  of the Company's Series C
  Preferred Stock

Item 6.     Exhibits and Reports on Form 8-K.

(a)   Exhibit 27 -  Financial Data Schedule

(b)   Reports on Form 8-K.

      During the three months ending December 31, 1999, the Company did not file any reports on Form 8-K.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            MEDCOM USA, INCORPORATED



                              By: /s/ Mark Bennett
                                  -------------------------------------------
                                  Mark Bennett
                                    President

                                  /s/ Alan Ruben
                                  -------------------------------------------
                                  Alan Ruben
                                  Principal Financial and Accounting Officer

Date: July 14, 2000