Form 10QSB/A
period 2000-03-31
MEDCOM USA INC
filed 2000-07-19
CIK 907127

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

                                       N/A
                     --------------------------------- ---
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Item 1.     Index to Financial Statements

MEDCOM USA, INCORPORATED
CONSOLIDATED FINANCIAL STATEMENTS                               Page

Consolidated Balance Sheets at
      March 31, 2000 and June 30, 1999                                  3-4

Consolidated Statements of Operations for the Three and Nine Months
      Ended March 31, 2000 and 1999                                       5

Consolidated Statements of Cash Flows for the
      Nine Months Ended March 31, 2000 and 1999                           6

Consolidated Statement of Stockholders' Equity
      for the Nine Months Ended March 31, 2000                            7

Notes to Consolidated Financial Statements.                             8-17

Management's Discussion and Analysis  of
   Financial Condition and Results of Operations.                      17-20

Part II Other Information                                                21

Signatures                                                               22

MEDCOM USA, INCORPORATED AND SUBSIDIARIES
   CONSOLIDATED BALANCE SHEETS

                                                      MARCH 31,        JUNE 30,
                                                        2000            1999
                                                      -----------      -------
                        ASSETS
CURRENT ASSETS

  Cash and cash equivalents                           $4,742,409      $189,772
  Restricted cash                                             --       250,000
  Accounts receivable, less allowance for
   doubtful accounts of $61,279 at March 31,
   2000 and $31,811 at June 30, 1999                     493,078       250,913
  Inventories (Note 5)                                   251,925       227,033
  Prepaid expenses and other current assets              219,773       100,337
  Notes receivable, current portion  (Notes 2 and 5)     113,000       150,000
                                                         -------       -------

         Total Current Assets                          5,820,185     1,168,055

PROPERTY AND EQUIPMENT,
  Property and Equipment net of accumulated depreciation of
  $2,450,043 at March 31, 2000 and $2,106,053 at June
  30, 1999                                             2,016,705     2,296,643

OTHER ASSETS
 Notes receivable, less allowance of
  $709,329 and $575,602 At March 31, 2000
  and June 30, 1999, respectively
  (Notes 2 and 5)                                        834,171       241,200
 Licensing rights, net of accumulated amortization       839,351       885,558
 Patents, net of accumulated amortization                273,684       327,299
 Royalty advances                                        673,105       515,907
 Goodwill, net of accumulated amortization               520,375       819,299
 Other                                                    90,643       120,901
                                                         -------       -------

         Total Other Assets                            3,231,329     2,910,164
                                                       ---------     ---------

         Total Assets                                $11,068,219    $6,374,862
                                                     ===========    ==========


                 See notes to consolidated financial statements

MEDCOM USA, INCORPORATED AND SUBSIDIARIES
   CONSOLIDATED BALANCE SHEETS
                                                   MARCH 31,        JUNE 30,
                                                     2000             1999
                                                   ---------         ------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable (Note 5)                        $361,175         $649,154
  Accrued expenses                                  266,741          622,820
  Borrowing under bank line of credit                    --          250,000
  Current portion of capitalized lease
    obligations (Note 4)                             48,000           43,432
  Notes and loans payable  (Note 3)                  95,000          519,119
  Current portion of deferred revenue (Note 5)       48,000               --
  Dividends payable  (Note 7)                            --           58,025
                                                     ------          -------

        Total Current Liabilities                   818,916        2,142,550

LONG TERM LIABILITIES
 Capitalized lease obligations (Note 4)              88,524          125,706
 Deferred revenue (Note 5)                          727,500               --
                                                    -------         --------

        Total Long Term  Liabilities                816,024          125,706
                                                    -------          -------

        Total Liabilities                         1,634,940        2,268,256
                                                  ---------        ---------

COMMITMENTS AND CONTINGENCIES (Note 10)                  --               --


STOCKHOLDERS' EQUITY (Note 7 and 9)
  Preferred stock, Series A, B and C  $.001
   par value, 152,060 shares authorized - 50,000
  (A), 100,000 (B)  and 2,060 (C), 4,250 and
  10,995 shares issued and outstanding at March
  31, 2000 and June 30, 1999, respectively
  (liquidation preference of $85,000)                     4               11

Common stock  $.0001 par value 40,000,000
 shares authorized:
  shares issued and outstanding -
   31,402,334 and 16,727,506 at
  March 31, 2000 and June 30, 1999,
  respectively                                        3,140            1,673
Additional Paid In Capital                       43,022,221       32,093,851
Accumulated Deficit (Note 6)                    (33,592,086)     (27,988,929)
                                                ------------     ------------

        Total Stockholders' Equity                9,433,279        4,106,606
                                                 ----------        ---------

Total Liabilities and Stockholders' Equity      $11,068,219       $6,374,862
                                                 ============     ==========





                 See notes to consolidated financial statements

MEDCOM USA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended March 31, 2000 and 1999
  (Unaudited)


                                       Three Months Ended         Nine Months Ended
                                            March 31,                  March 31,
                                       2000           1999        2000          1999
Revenues
Intelligent Vending Machines         $104,548      $297,302       $577,024    $952,120
(Note 8)
 Medical Transaction Processing       316,650       215,266      1,634,773     310,465
                                      -------       -------      ---------    --------

Total Revenues                        421,198       512,568      2,211,797   1,262,585
Cost of Services (exclusive of
depreciation and amortization
shown separately below (Note 8):
 Intelligent Vending Machines          89,739       121,373        208,596     413,920
                                       ------       -------        -------
 Medical Transaction Processing       139,610        67,509        564,671      91,258
                                      -------        ------        -------      ------
Total Cost of Services                229,349       188,882        773,267     505,178
                                      -------       -------        -------    --------

Gross Profit                          191,849       323,686      1,438,530     757,407

Operating Expenses
 General & Administrative (Note     2,525,155     1,281,725      5,404,922   3,509,693
7)
 Depreciation and Amortization        260,266       271,669      1,026,304
                                                                               749,844
 Selling & Marketing                  132,403       201,696        534,428     855,159
                                      -------       -------        -------     -------

        Total                       2,917,824     1,755,090      6,965,654   5,114,696
                                    ---------     ---------      ---------   ---------
     Expenses

Operating Loss                      (2,725,975) (1,431,404)     (5,527,124)(4,357,289)

Other income (expense)
   Interest income                     31,090         3,124         65,660      18,814
   Interest expense                   (20,036)      (63,584)       (71,935)   (200,755)
                                                          -
   Other                                                                         6,500
                                    --------------------------  ---------------- -----
                                       --                --             --
                                       11,054      (60,460)        (6,275)   (175,441)
                                    ---------      --------     -- -------   ---------

Loss before income taxes           (2,714,921)  (1,491,864)    (5,533,399) (4,532,730)

Income Tax Provision
                                      10,934            --         13,334          --
                                      ------   --------------      ------  ----------

Net Loss                            (2,725,855) (1,491,864)     (5,546,733)(4,532,730)
Preferred stock dividend
                                        (3,967)         --         (56,424)        --
                                       ------- --------------    --------   ---------

Net loss applicable to common
stockholders                       $(2,729,822) $(1,491,864)   $(5,603,157) $(4,532,730)
                                   ============ ===========    ============ ============

Basic and diluted net loss per           $(.10)       $(.13)         $(.25)       $(.46)
share
Weighted average common shares
outstanding basic and diluted       28,096,336   11,624,838     22,342,194     9,894,920


                 See notes to consolidated financial statements

MEDCOM USA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                            MARCH 31,
                                                      2000            1999

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                       ($5,546,733)     ($4,532,730)
   Adjustments to reconcile net loss to net
    cash used in operating activities
   Depreciation and Amortization                    1,026,304          749,844
      Imputed value of warrants granted for
        services and interest                         729,578          222,736
      Stock issued for services                     1,704,294          849,785
      Increase in allowance for uncollectable
        receivables                                   286,529               --
      Changes in assets and liabilities:
          Inventories                                  45,999           21,780
            Accounts receivable                      (272,165)         (63,574)
             Prepaid expenses and other current
               assets                                 (66,377)         (83,097)
             Notes receivable                         (28,000)              --
               Accounts payable, accrued expenses
               and other                             (507,185)         283,218
             Royalty advances                        (157,198)              --
             Deferred revenue                         (34,500)              --
                                                      --------------------------
NET CASH USED IN OPERATING ACTIVITIES              (2,819,454)      (2,552,038)

CASH FLOWS FROM INVESTING ACTIVITIES
        Acquisition costs paid                             --         (465,454)
        Capital expenditures                         (182,601)        (484,046)
        Change in other assets                         19,545         (409,028)

NET CASH USED IN INVESTING ACTIVITIES                (163,056)      (1,358,528)

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of long-term debt           --          450,000
        Proceeds from exercise of warrants and
          options                                   2,094,546               --
        Payments on debt                             (261,214)        (313,691)
        Payments on obligations under capital
          leases                                      (32,614)         (66,876)
        Proceeds from capital leases                       --          725,940
        Payments related to redemption and
          dividends on preferred stock               (232,446)              --
        Net proceeds from issuance of common
          stock                                     5,716,875        1,801,686
        Net proceeds for issuance of Series "C"
          preferred stock                                  --        1,446,845
     NET CASH PROVIDED BY FINANCING ACTIVITIES      7,285,147        4,043,904
                                                    ---------        ---------

     NET INCREASE IN CASH (Notes 7 and 11)          4,302,637         133,338

     CASH AND CASH EQUIVALENTS AT BEGINNING
      OF PERIOD                                       439,772         263,878
                                                      -------         -------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD    $4,742,409        $397,216
                                                   ==========        ========



                 See notes to consolidated financial statements

MEDCOM USA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2000



                                          PREFERRED STOCK                          COMMON STOCK
                                  SERIES A               SERIES C
                               NUMBER                 NUMBER               NUMBER             ADDITIONAL       ACCUMU-
                                 OF                     OF                   OF                PAID IN          LATED
                               SHARES    AMOUNT       SHARES     AMOUNT    SHARES   AMOUNT     CAPITAL         DEFICIT      TOTAL
                               ------    ------       ------     ------    ------   ------     --------        -------      -----
Balance  - June 30, 1999        9,250    $   9         1,745     $   2   16,727,506 $1,673    $32,093,851   ($27,988,929) $4,106,606

Net loss - nine months ended
   March 31, 2000                                                                                            (5,546,733) (5,546,733)

Issuance of common stock for cash
  at  prices ranging from $.45 to $4.00
  per share net of $590,075 of expenses                                   6,137,645    614     5,716,261                   5,716,875

Issuance of common stock in
  exchange for preferred
   stock                      (5,000)       (5)       (1745)         (2)  3,725,800    372      (118,362)                  (117,997)

Issuance of common stock as
   required by existing agreements                                          533,331     53           (53)                        --

Issuance of common stock for
   services and equipment                                                 1,561,500    157     1,306,890                  1,307,047

Issuance of common stock for
   accounts payable and lease payments                                      256,839     25       186,098                    186,123

Imputed value of stock warrant
  grants in exchange for consulting
  services and other items                                                                       867,346                    867,346

Exercise of warrants and options                                          1,809,538    181     2,094,365                  2,094,546

Issuance of common stock to employees
   and directors                                                            162,629     16       449,993                   450,009

Dividend on Series C Preferred stock                                                                          (56,424)     (56,424)

Issuance of common stock for
   conversion of notes payable and
   accrued interest            ____    ______     _____     ______          487,546     49        425,832     __________    425,881
                                                                         ---------- ------    -----------                  ---------
Balance - March 31, 2000      4,250     $   4        --    $    --       31,402,334 $3,140    $43,022,221  ($33,592,086)  $9,433,279
                              =====  =========  ========= ===========    ========== =======   ===========   ============  ==========



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

Note 2 - Notes Receivable

The Company had an unsecured note receivable for $150,000 from an unrelated company, which was guaranteed by the unrelated company's president and majority stockholder. The unrelated company had been making interest payments and had stated that they intended to pay the debt in full. However, the Company has not received any recent payments and the Company's legal counsel has been unable to locate the individual. Therefore, the Company has recorded a reserve for the full amount of the note plus all accrued interest receivable.

The Company also has a note receivable for $664,000 related to equipment previously sold to a customer. No payments have been received on this note and the Company has recorded an allowance of $559,329 reducing the net balance to $104,671, which approximates the value of the underlying collateral.

The Company advanced DCB Actuaries and Consultants, s.r.o. (see Note 9) $65,000. This amount is included in notes receivable, current portion on the accompanying consolidated balance sheet.

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

Note 5 - License and Other Agreements

On July 20, 1999, the Company licensed the exclusive rights to market the One Medical Service system to an unrelated corporation(Licensee) The Company received $567,000 during the nine months ended March 31, 2000. The Company also received a 7-year, 8% unsecured note receivable in the amount of $810,000 as part of the transaction. The note will be paid by monthly royalty payments due the Company and other scheduled payment amounts over its term. The deferred revenue related to this note is being recognized as revenue as the royalties are earned. $34,500 of revenue has been recognized during the nine months ended March 31, 2000. The Licensee can convert the moneys paid for royalty and licensing fee into an eighty-one percent (81%) ownership interest in One Medical Service. It can acquire the remaining nineteen percent (19%) for the greater of $132,000 or the fair market value of such interest. The Licensee also agreed to purchase approximately $200,000 of the Company's inventory on an as needed basis and related accounts payable. Such inventory is being released to the Licensee as requested at which time the Licensee pays the related accounts payable. The Licensee acquired approximately $186,000 of this inventory during the nine months ended March 31, 2000. The Licensee hired the full time employees involved with this operation. The Company retained as employees those persons who devoted less than full time to the One Medical Services Network. These people primarily provide technical support, installations, repairs, maintenance of the underlying software and billing support. The Company charges the Licensee for these services on a time and materials basis. The Licensee also assumed other overhead associated with the One Medical operation.

In November 1998, the Company purchased certain assets of MedCard Management Systems, Inc., along with the licensing rights to the MedCard name and the MedCard System software and network. (See Note 9)

Note 6 - Continuing Operations

The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has continued to suffer recurring losses from operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. If the Company is unable to generate profits from operations or raise additional equity financing, it may not be able to continue as a going concern. See additional discussion in the Company's Form 10-KSB/A for the year ended June 30, 1999. If the Company is unsuccessful in obtaining additional funding for its operations, it would if necessary, either sell assets or divisions, or scale back and otherwise reorganize its operations to the extent necessary to reduce costs to be equivalent to its revenues and sources of capital.

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

The Company issued warrants to purchase 550,000 shares of the common stock of its wholly owned subsidiary, JustMed.com, Inc. at $5.00 per share in exchange for services and capitalized software development costs. The warrants expire in three years. Warrants for the purchase of 450,000 of the Justmed.com shares may, at the option of the warrant holder, be exercised for 650,000 shares of the Company's common stock at an exercise price equal to 125% of the closing price of the Company's common stock at the date of conversion. The value of these warrants, which was based upon the value of the underlying services provided, was determined to be $221,248, based upon imputed values ranging from $0.19 to $0.58 per share. During March 2000, two holders of warrants to purchase 200,000 Justmed.com shares converted them into warrants to purchase of 400,000 shares the Company's common stock at $8.56 per share, pursuant to the original terms of the agreement. The Company also issued to an unrelated party (the originator of the JustMed.com concept) an additional four-year warrant to purchase 1,000,000 shares of JustMed.com's common stock at $2.00 per share. No value was ascribed to this warrant as the fair value was determined to be $0.

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

The Company has adopted the disclosure-only provisions of FAS 123. Accordingly, no compensation cost has been recognized for the issuances of stock options to employees. The Company issued five-year options to purchase 1,495,000 shares of common stock to officers and directors of the Company under the Non-Qualified Stock Option Plan during the three months ended December 31, 1999. The options have an exercise price of $.5625 per share (unrecognized imputed charge of 473,522, or $.32 per share). The Company also issued an option to purchase 100,000 shares of common stock to an officer of the Company under the Incentive Stock Option Plan during the three months ended December 31, 1999. The option has an exercise price of $1.00 per share and vests ratably over a two-year period (unrecognized imputed charge of $23,051 or $.23 per share). The Company issued five-year options to purchase 90,000 under the Incentive Stock Option Plan and 710,000 shares of common stock to officers and directors of the Company not under any stock option plans, respectively, during the quarter ended March 31, 2000. These options have an exercise price of $5.00 per share (unrecognized imputed charge of $1,540,882, or $1.93 per share). 200,000 of the options vest monthly over one year and the balance are fully vested. The Company also issued five-year options to purchase 179,000 and 40,000 shares of common stock to employees of the Company under the Incentive and Non Qualified Plans, respectively. The options have an exercise price of $5.00 per share (unrecognized imputed charge of $421,816, or $1.93 per share). 100,000 of the options vest monthly over two years and the balance vest annually over two years.

The Company uses the Black Scholes option pricing model to determine the imputed value of all options and warrants issued, using the following assumptions:

--------------------------------------------------------------------------------
                        Quarter Ended       Quarter Ended       Quarter Ended
                     September 30, 1999   December 31, 1999    March 31, 2000
--------------------------------------------------------------------------------
Expected life           2 to 3 years        2 to 3 years        2 to 3 years
--------------------------------------------------------------------------------
Volatility                   96%                 81%             48% to 91%
--------------------------------------------------------------------------------
Risk  free  interest         6%                 6.5%                6.5%
rate
--------------------------------------------------------------------------------
Dividend rate                0%                  0%                  0%
--------------------------------------------------------------------------------

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


                      Net-        Cost of      Depreciation     Segment Profit       Identifiable
                     Revenues     Services       & Amort.           (Loss)              Assets
March 31, 2000:
--------------
Intelligent Vending
Machines             $577,024     $208,596       $643,198        $(274,770)           $1,751,738

Medical
Transaction
Processing         $1,634,773     $564,671       $327,741         $742,361            $4,025,037

Corporate & Other          --           --      $  55,365        $ (55,365)           $5,291,444
                 ------------------------------------------------------------

Consolidated       $2,211,797     $773,267     $1,026,304         $412,226           $11,068,219
                                                                                     ==========

Selling, General
  & Administrative and other                                     $5,945,625
                                                                  ---------
Loss Before Income Taxes                                        $(5,533,399)
                                                                 ===========



Note 8 - Business Segments, Continued

March 31, 1999
Intelligent Vending
Machines            $952,120     $413,920        $606,567         $ (68,367)         $4,273,506

Medical
Transaction
Processing        $  310,465     $ 91,258       $  87,912        $  131,295          $2,413,213

Corporate & Other         --           --       $  55,365          $(55,365)     $  345,755
                  ----------------------------------------------   ----------

Consolidated      $1,262,585     $505,178        $749,844            $7,563          $7,032,474
                                                  =======                            =========

Selling, General
  & Administrative and other                    $4,540,293
                                                                                          ---------
Loss Before Income Taxes                       $(4,532,730)
                                                ===========

Medical transaction processing revenues for the nine months ended March 31, 2000 include revenues of $567,000 which represent amounts received or accrued during the period from the licensing of the Company's One Medical System Goodwill associated with the acquisition of One Medical Services was reduced by $306,762 and charged to depreciation and amortization during the nine months ended March 31, 2000.

Note 9 - Subsequent Events

The Company issued 125,000 shares of its common stock in April 2000 in a private placement raising $445,000 net of $55,000 of offering costs. The Company also issued three year warrants to purchase 25,000 shares of common stock at prices of $4.69 per share, with a cost of $33,441, based upon an imputed value of $1.34 per share.

In April 2000, the Company acquired a 100% interest in DCB Actuaries & Consultants, s.r.o. (DCB), a Czech Republic based company, as well as certain intellectual property from DSM, LLC a Florida Limited Liability Company (DSM). Total consideration paid for these acquisitions was $5,000,000, which consisted of $1,900,000 paid to the former owners of DCB and the member of DSM, $250,000 to be paid as bonuses to the employees of DCB and $2,850,000 of Series D preferred stock. The Series D preferred stock is convertible into common shares at a conversion rate of $4.94 per share of common stock based upon the face value of the preferred stock. The stock has an annual cumulative dividend rate of 4%. The Company paid a fee of $250,000, which was comprised of $100,000 and 37,128 shares of the Company's common stock to the individual that functioned as the broker for these transactions, plus approximately $140,000 of other professional fees related to these transactions.

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

The value of the options issued subsequent to March 31, 2000 were determined using the Black Scholes option pricing model with the following variables: expected life - 2 years; volatility - 48%; risk free rate of interest - 6.5%; and annual dividend rate - 0%.

Note 10 - Commitments & Contingencies

A consultant has informed the Company that it intends to take legal action against the Company regarding the non-issuance of 200,000 shares of the Company's common stock, which the consultant alleges it earned. The Company believes that this claim is without merit, as the consultant did not perform any of the required services. The Company intends to vigorously defend this matter if it should arise. In March 2000, the Company received a notice that the consultant filed a demand for arbitration. The matter has been scheduled for arbitration for July 31, 2000.

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


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


      Results of Operations - Three and Nine Months Ending March 31, 2000

Total revenues increased from $1,262,585 during the nine months ended March 31, 1999 to $2,211,797 during the nine months ended March 31, 2000. All of this increase is attributed to the medical transaction processing, which actually accounted for an increase of $1,324,308, while the intelligent vending machine income declined by $375,096 during these periods. The Company is in a state of transition with its expansion and focus on the Medical Transaction Processing Segment. Conversely, there has been a decline in the emphasis on intelligent vending machine income. Total revenue decreased from $512,568 to $421,198 during the three months ended March 31, 1999 and 2000, respectively. Medical transaction processing income increased from $215,266 to $316,650 and intelligent vending machine revenues decreased from $297,302 to $104,548 during the three months ended March 31, 1999 as compared to March 31, 2000.

Medical transaction processing revenues for the nine months ended March 31, 2000 include revenues of $601,500 which represent amounts received or accrued during the period from the licensing of the Company's One Medical System and related royalty income

In July 1999 the Company licensed its rights to the One Medical Service Network to an unrelated third party for $1,377,000 of which $567,000 was received by February 2000. The remainder ($810,000) will be paid in accordance with the terms of an unsecured promissory note, which is payable prior to July 2006. Goodwill associated with the acquisition of One Medical Services was reduced by $15,309 and $306,726 and charged to depreciation and amortization during the three and nine months ended March 31, 2000, respectively.

Cost of services for the medical transaction processing segment increased in total dollars from $91,258 to $564,671, during the nine months ended March 31, 1999 and 2000, and from $67,509 to $139,610 for the three months then ended, respectively. These numbers reflect an increase in cost of sales as a percentage of revenue from 29% to 34% and from 31% to 44% for the nine and three months then ended. The change in the cost of sales percentage was the result of this segment not being fully operational during the comparable period of the prior year, the inclusion of the One Medical Services licensing revenue in the current year as discussed above, and the mix in the levels of sales of terminals versus processing revenues. Cost of services of the intelligent vending machines decreased form $413,920 to $208,596, and from $121,373 to $89,739 for the nine and three months ended March 31, 1999 and 2000, respectively. This change in cost of sales percentage is the result of the phasing out of certain aspects of the intelligent vending machine segment during the year ended June 30, 1999.

Gross profit for the nine months ended March 31, 2000 totaled $1,438,530 with a margin of 65%. The comparable margin last year was $757,407 or 60%. Gross profit was $191,849, or 46% for the three months ended March 31, 2000, as compared to $323,686, or 63% for the three months ended March 31, 1999. The decline is a result of the shift from intelligent vending transactions to the medical transaction processing segment.

General and administrative expenses were $1,895,229, higher for the nine months ended March 31, 2000 compared to the same period last year primarily related to an increase in equity based compensation for services, which increased from $838,412 to $2,484,403, or $1,645,991. General and administrative expenses were $1,243,430 higher during the three months ended March 31, 2000 as compared to the same period last year. Of this increase, $812,166 was the result of an increase in equity based compensation during the current three month period as compared to the same period of the prior year. The Company also recorded a 100% reserve against a note receivable in the amount of $150,000 during the quarter ended March 31, 2000, as the Company and its legal counsel have been unable to locate the borrower and increased the reserve on another note by $104,671. These amounts were included in general and administrative expenses during the three months ended March 31, 2000.

Depreciation and amortization increased form $749,844 to $1,026,304 during the nine months ended March 31, 1999 and 2000, primarily related to the $280,521 of amortization recorded related to the One Medical Services goodwill during the quarter ended September 30, 1999. Aside from that item, depreciation and amortization have remained consistent from year to year, with the additional expense related to new assets and the MedCard License being offset by asset dispositions, including the 520 scrip terminals sold in June 1999.

Selling and marketing expenses declined from $855,159 to $534,428 and from $201,696 to $132,403 during the nine and three months March 31, 1999 as compared to the periods ended March 31, 2000, respectively. The declines were the result of several factors. First, during the prior year, the Company expended moneys on marketing the Link scrip terminals, which were sold in June 1999. Second, the Company stopped its sales and marketing efforts, including applicable salaries, related to the One Medical Services in July 1999. Also, during the current fiscal year, the Company was more focused on developing new products and services, and integrating its existing technology, than on sales and marketing of its older products.

Interest income increased during the current quarter and on a year to date basis because of the higher cash balances maintained by the Company and the note receivable related to the One Medical transaction.

Interest expense declined by $128,820 and $43,548 during the nine and three months ended March 31, 2000 as compared to the same period of the prior year because of the reduction of notes payable and capital lease obligations, which decreased from $1,605,114 at March 31, 1999 to $231,524 at March 31, 2000.

Income taxes recorded during the quarter ended March 31, 2000 related to previously unrecorded taxes owed for prior years.

The Company incurred dividends related to the Series C preferred stock totaling $56,424 and $3,967 during the nine and three months ended March 31, 2000, respectively. There were no comparable amounts for the prior year as the Series C preferred stock was not outstanding at that time. The number was lower during the quarter ended March 31, 2000 because the Series C preferred stock was retired during January 2000.

In May 2000, the Company acquired from the Licensor all rights to the MedCard system, including all programs, intellectual property, trade names and existing contracts. This acquisition effectively terminated the original License Agreement, except that the royalty provisions of the original License Agreement remain intact. The Company believes the acquisition of the associated rights to the technology and the other aspects, along with the simultaneous termination of the License Agreement will ensure its exclusive and perpetual use of the MedCard System. In consideration for this acquisition, the former Licensor received 100,000 shares of the Company's restricted stock and a three-year warrant to purchase 400,000 shares of the Company's common stock at $3.57 per share, with a cost of $449,446 based upon an imputed value of $1.12 per share, using the Black Scholes method. The acquisition did not alter the royalty arrangements of the original License Agreement. The Company did not pay any royalties to the Licensor during the quarter ended December 31, 1999.

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

Liquidity and Sources of Capital

During the nine months ended March 31, 2000, the Company's operating cash requirement was $2,819,454, attributable to a net loss of ($5,546,733) mitigated by non-cash charges for depreciation and amortization ($1,026,034) and the issuance of stock and options for services ($2,433,872), which was done primarily to preserve cash. This shortfall was funded by the sale of common stock for $5,716,875, the proceeds of $2,094,546 from the exercise of warrants and options to purchase common stock and the $567,000 licensing fee collected that related to One Medical Service. Partially offsetting this funding were capital expenditures of $182,601, the cash payment of $94,937 for dividends and cash outlays related to the retirement of the Series C preferred stock of $137,509.

Because of the proceeds received from the sale of its common stock and the exercise of options and warrants, the Company's cash balance as of March 31, 2000 was $4,742,409. During the nine months ended March 31, 2000, the Company reduced its current liabilities from $2,142,550 to $818,916. Approximately $560,000 of this reduction was the result of the conversion of notes payable and other liabilities into common stock. The balance was the result of the payment of the Company's debt, including $250,000 that was used to pay its line of credit. The Company will have used approximately $2,400,000 of its existing cash to acquire DCB Actuaries and Consultants, s.r.o., and the technology from DSM, LLC, including estimated professional fees.

At March 31, 2000 the Company's stockholders' equity totaled $9.43 million and net tangible assets was $8.91 million, compared to $4.11 million and $3.29 million, respectively as of June 30, 1999. When compared to June 30, 1999, the Company's working capital went form a deficit of $974,495 to a positive $5,001,269.

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

Between April 1, 2000 and June 30, 2000, the Company raised approximately an additional $445,000, net of expenses of $55,000 from the issuance of 125,000 shares of common stock at a price of $4.00 per share. All of these shares were issued at prices below market because they were restricted from sale in public markets. Additionally, the Company has received approximately $85,000 upon the exercise of warrants to purchase 56,670 shares of the Company's common stock at prices ranging from $1.50 to $1.54 per share.

The Company's auditors stated in their report on the Company's financial statements for the year ended June 30, 1999 that due to MedCom's recurring losses form operations there is substantial doubt as to MedCom's ability to continue in business. The existence of such an explanatory paragraph in the auditor's opinion can make it more difficult for the Company to raise or borrow additional funds.

Although the Company has reduced its cash requirements for normal operations through the sale of the Link assets and the license of the One Medical Services Network, it will still need cash to fund operating losses during the year ending June 30, 2000. As of June 30, 2000 the Company had approximately $1,900,000 in cash. The Company projects that it may need to obtain an additional $1,000,000 to fund its operations before its cash inflows equal its cash outflows, depending upon whether the Company is able to finance some of its equipment acquisitions. The Company is currently attempting to obtain such equipment financing. The Company may also seek additional funding to be able to capitalize upon the existing opportunity for both the MedCard System and DCB's health Information Gateway. Obtaining this additional funding will allow the Company to fully implement its business plan and to capitalize on the market potential in a faster manner. There can be no assurance, however, that the Company will be successful in obtaining additional funding. If the Company is unsuccessful in obtaining additional funding for its operations, the Company will, if necessary, either sell certain assets or divisions, reduce its operations or otherwise reorganize its operations so that its operating expense would be less than its revenues.

The $70,000 note payable was converted to 100,000 shares of the Company's common stock in June 2000.

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

      The shares issued upon the conversion of the Series A and Series C preferred stock and in settlement of the notes payable were issued in reliance upon the exemption provided by Section 3(a)(9) of the Act.

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

      In April 2000 Medcom issued 2,850 Series D Preferred shares in connection with the acquisition of DCB Actuaries & Consultants and the technology from DSM LLC.

      Each Series D Preferred share is convertible at any time at the option of the holder into 202.43 shares of Medcom's common stock. The Series D Preferred shares will, at Medcom's option, convert into shares of Medcom's common stock, in the manner described above, at any time after April 15, 2001 so long as the bid price of Medcom's common stock exceeds $4.94 and the shares of common stock issuable upon the conversion of the Series D Preferred shares are either covered by an effective registration statement or are eligible for sale pursuant to Rule 144 of the Securities and Exchange Commission.

      The Series D Preferred shareholders are entitled to receive cumulative annual cash dividends of $40.00 per share payable each year on March 31. At Medcom's option dividends may be paid in cash or in shares of Medcom's common stock. For dividends paid in shares of common stock, the number of shares to be issued will be determined by dividing the dollar amount of the dividends by the average price of Medcom's common stock for the ten trading days ending three days prior to the dividend payment date.

      Each Series D Preferred share is entitled to 202.43 votes on any matter submitted to Medcom's shareholders for their consideration and approval.

      In the event of any liquidation, dissolution or winding up (voluntary or involuntary) of Medcom, the holders of the Series D Preferred shares are entitled to receive out of Medcom's assets available for distribution to shareholders, and before any distribution of assets is made to holders of Medcom's common stock, liquidating distributions in the amount of $1,000 per share plus accumulated and unpaid dividends.

Item  6.    Exhibits and Reports on Form 8-K:

Exhibit 4.5 Certificate  of  Designation  of                 (1)
            the Powers, Preferencesand Relative,           -------
            Participating,  Option and Other Special
            Rights of Preferred Stock and
            Qualifications,  Limitations and
            Restrictions thereof,  relating to Series D
            Cumulative  Convertible  Preferred
            Stock.

Exhibit 27 Financial Data Schedule

(1) Incorporated by reference to the same exhibit filed with the Company's 8-K Report dated April 15, 2000.

Reports on Form 8-K:

   During the three months ending March 31, 2000, the Company did not file any reports on form 8-K.

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