Form 10KSB/A
period 1999-06-30
MEDCOM USA INC
filed 2000-08-11
CIK 907127

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

Statement of Operations Data:
----------------------------

                                             Years Ended June 30,
                                       1999                       1998
                                       ----                       ----

Revenues                            $2,212,376                   $980,951
Cost of Services                      (634,518)                  (523,479)
Operating and other
     Expenses                       (8,666,818)                (7,503,483)
Loss from Discontinued Operations           --                    (63,737)
Preferred dividends                   (483,025)                        --
                                 ----------------          ---------------
Net Loss applicable to common
  shareholders                     $(7,571,985)               $(7,109,748)
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

                      Consolidated Statements of Operations

                                                   Year Ended June 30,
                                              ------------------------------
                                                  1999               1998
                                                  ----               ----
Revenue (Note 13)
   Telecommunications                           $142,672           $446,524
   Financial processing                          625,801            147,533
   Automated movie rentals                       860,126            371,416
   Medical transaction processing                583,777             15,478
                                               -----------        -----------
        Total revenue                          2,212,376            980,951
                                               -----------        -----------

Cost  of  services   (exclusive  of
depreciation and amortization shown
separately below) (Note 13)
   Telecommunications                             86,252            245,468
   Financial processing                          236,517            128,133
   Automated movie rentals                       180,549            145,040
   Medical transaction processing                131,200              4,838
                                                 -------             -----
       Total cost of services                    634,518            523,479
                                                 -------            -------

Gross profit                                   1,577,858            457,472
                                              ----------        -----------

Operating expenses
   General and administrative (Note 11)        6,101,305          4,405,486
   Depreciation and amortization               1,099,871            474,372
   Selling and marketing                       1,164,761          1,058,252
   Loss on termination of licensing                    -            764,000
   and equipment agreement (Note 6)
   Research and development                            -             32,760
   Litigation settlement (Note 14)                     -            444,300
                                               ----------         ---------
        Total expenses                         8,365,937          7,179,170
                                               ----------         ---------

Operating loss                                (6,788,079)        (6,721,698)
                                               ----------        -----------

Other income (expense)
   Interest expense                             (337,153)          (158,263)
   Interest income                                28,772             28,424
   Loss on write down of investment (Note 6)           -           (200,000)
   Other                                           7,500              5,526
                                                ---------        -----------
                                                (300,881)          (324,313)
                                                ---------        -----------

Loss from continuing operations before
 income taxes                                 (7,088,960)        (7,046,011)

Income tax benefit (Note 9)                            -                  -
                                              -----------        ----------

Net loss from continuing operations           (7,088,960)        (7,046,011)

Net loss from discontinued operations (Note 16)        -            (63,737)
                                              -----------       -----------

Net loss                                      (7,088,960)        (7,109,748)

Preferred stock dividends                        483,025                  -
                                              -----------         ----------

Net loss applicable to common shareholders   $(7,571,985)        $(7,109,748)
                                              ===========        ===========

Basic and diluted loss per common share from      $(0.71)             $(1.78)
continuing operations                         ===========        ===========

Basic and diluted loss per common share from         $ -               $(.01)
                                              ===========        ===========
 discontinued operations
Basic and diluted net loss per common share       $(0.71)             $(1.79)
                                              ===========        ===========

Weighted  average  common shares  outstanding
(Notes 11 and 12)                             10,602,609           3,961,389
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

In November, 1998, the Company's board of directors amended the original certificate of designation for its Series C Preferred Stock ("Series C") and
authorized the issuance of up to 2,060 shares. Each share of the Series C Preferred Stock is entitled to a dividend at the rate of $.06 per share and has a stated value of $ 1,000 per share. Dividends on all shares of the Series C Preferred Stock shall begin to accrue and accumulate from the date of issuance. Additionally, each share of Series C Preferred Stock is convertible into shares of the Company's Common Stock at an adjustable conversion rate. Upon any liquidation or dissolution of the Company, each outstanding share of Series C Preferred Stock is entitled to distribution of the stated amount per share prior to any distribution to the holders of the Company's common stock. From November, 1998 to January, 1999, the Company sold 1,700 shares of its 6% Series C Preferred Stock to a group of institutional investors for $1,700,000 net of $253,154 in offering costs. The Company recognized $425,000 as the value of the guaranteed embedded beneficial conversion feature related to the Series C Preferred Stock. This amount is reflected as a preferred stock dividend on the accompanying consolidated statements of operations and stockholders' equity. For each preferred share, the Company will issue warrants on certain dates. The warrants entitle the holder to purchase common stock at prices ranging from $1.27 to $1.50 per share. While the Company has the right to redeem the preferred shares at any time; the redemption price varies from 110% to 125% of face value depending on the redemption date. In connection with the preferred stock sales, the Company issued 45 shares of preferred, 14,769 shares of common and 37,500 warrants to purchase common at prices ranging from $1.27 to $1.50 per share to the placement agent. In addition, the Company issued 120,000 shares of common stock to the investment banking group and 200,000 warrants to purchase common stock at prices of $2.50 to $5.00 per share. The dividend attributable to the Series C preferred stock was $58,025 at June 30, 1999.

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

                                   SIGNATURES


    In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of August 2000 .

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

Signature                            Title                    Date

 /s/ Mark Bennett
Mark Bennett                        Director              August 11, 2000

 /s/ Michael Malet
Michael Malet                       Director              August 11, 2000

 /s/ David Breslow
David Breslow                       Director              August 11, 2000


Julio Curra                         Director