Form 10KSB
period 2000-06-30
MEDCOM USA INC
filed 2000-10-13
CIK 907127

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
 (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2000
                                       OR
    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

Commission File No. 0-25474

                            MEDCOM USA, INCORPORATED
                  ----------------- --------------------------
                 (Name of Small Business Issuer in its charter)

            Delaware                                    65-0287558
     ------------------------                      -------------------
     (State of incorporation)                        (IRS Employer
                                                    Identification No.)
       18001 Cowan, Suites C&D
       Irvine, California                                 92614
    ---------------------------------------            -----------
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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the most recent fiscal year were $3,253,489.

The aggregate market value of the voting stock held by non-affiliates of the Company, (32,416,278 shares) based upon the closing price of the Company's Common Stock on September 18, 2000 was approximately $44,572,382.

As of September 18, 2000 the Company had 31,916,799 issued and outstanding shares of common stock.

ITEM 1.  DESCRIPTION OF BUSINESS

     MedCom USA, Incorporated (the "Company") was incorporated in Delaware in August 1991 under the name Sims Communications, Inc. The Company changed its name to MedCom USA, Incorporated in October, 1999. The Company's initial business focus was in the telecommunications industry. It initially rented cellular telephones through a stand-alone dispensing station known as an Automated Communications Distribution Center ("ACDC").

      In 1996 the Company introduced four programs in an effort to diversify and broaden the Company's product and service mix: (i) cellular telephone activations, (ii) sale of prepaid calling cards, (iii) sale of long distance telephone service and (iv) rental of cellular telephones using overnight courier service. With the exception of the sale of prepaid calling cards, these four programs were discontinued in December 1997.

      During the year ended June 30, 1998, the Company recognized the need to diversify its operations. The Company began to move into the medical field whereby it could utilize its existing technology. During fiscal years 1999 and 2000, the Company continued to expand its focus in the medical area, while de-emphasizing its other products and services. As of June 30, 2000, the Company currently operates in two medical related areas and one area outside of the healthcare field. The sectors are:

o  Medical Transaction Processing
o  Healthcare Management Software Development
o  Intelligent Vending Machines

      The Company's operations in each business segment are described below:

Medical Transaction Processing

      One Medical Services

      In May 1998 the Company acquired One Medical Services, LLC in consideration for 142,350 shares of common stock and 187,500 warrants exercisable at $2.00 per share at any time prior to May 30, 2003. The warrants had an imputed value of $213,870 using the Black Scholes option pricing model. The One Medical Service network provides a financial processing and communications network for the Home Medical Equipment (HME) industry. In addition to processing information and verifying insurance medical cards, this network connects HME buyers with a network of HME vendors. This proprietary network has been designated for the medical and managed healthcare market, but at the present time is being marketed to the retail pharmacy industry. The Company has also agreed to issue to the former owners of One Medical up to 1,485,000 additional shares of common stock depending on the future operating results of One Medical. The number of shares to be issued will be determined by dividing the quarterly net income of One Medical (for each fiscal quarter beginning June 30, 1998 and ending June 30, 2001), by the average closing price of the Company's common stock for the five-day trading period prior to the end of each quarter. As of September 15, 2000, no additional shares have been issued related to the acquisition.

   In July 1999 the Company licensed its rights to the One Medical Service Network to an unrelated third party (Licensee) for $1,377,000 because this line of business was not profitable and was resulting in a cash deficit to the Company. The License provided the Company with an immediate cash infusion and monthly income. The license fee was comprised of $567,000 cash plus an unsecured promissory note for $810,000 bearing interest at 8% per year. The Licensee is required to make monthly principal payments equal to $8 per platform using the One Medical Services Network, with a minimum of $1,000 and a maximum of $6,000 per month, plus prepaid phone card credits of $3,000 per month. On July 30, 2002 the Licensee is required to make a one-time payment to the Company equal to 25% of the then outstanding principal on the note plus accrued interest. All unpaid principal and interest is due on July 30, 2006. The Licensee can convert the total amount paid into an 81% interest in One Medical Services and can acquire the remaining 19% for the greater of $132,000 or its fair market value. However, if the Licensee does not acquire the remaining 19%, no money will be refunded to the Licensee.

The Licensee also agreed to purchase approximately $200,000 of certain inventory as it needed it, and pay the related accounts payable. The Licensee purchased approximately $186,000 of such inventory. The Licensee hired the full time employees involved with this operation. The Company retained as employees those persons who devoted less than full time to the One Medical Services Network. These people primarily provide technical support, installations, repairs, maintenance of the underlying software and billing support. The Company charges the Licensee for these services on a time and materials basis. The Licensee also assumed other overhead associated with the One Medical operation. The Company uses the prepaid phone card credits in the sale of its prepaid calling cards and for general Company phone use. As a result of the license agreement, income related to the One Medical Network was in the form of license fee, sale of inventory and providing the various support services. Revenue for future periods will only consist of ongoing licensing fees and support services, which will be considerably less than what was earned during the year ended June 30, 2000.

      MedCard System

      In November 1998 the Company acquired from an unrelated entity, Dream Technologies, LLC (Dream), a worldwide license to software programs and related technology known as the MedCard System. In consideration for this license, Dream received $450,000 in cash, 100,000 shares of the Company's restricted stock and a three-year warrant to purchase 350,000 shares of the Company's common stock at $1.28 per share. The warrant had an imputed value of $333,904, using the Black Scholes option pricing model. The MedCard license was for a period of fifteen years and was exclusive for the entire term provided at least fifteen thousand systems were sold to end users by May 31, 2001.

      In May 2000 the license agreement with Dream was amended whereby the Company acquired direct ownership of the MedCard System including all software programs, intellectual property, trade names and existing contracts. The amendment effectively terminated the original license agreement, except that the royalty provisions (as discussed below) of the original license agreement remain in effect until November 2013. In consideration for this amendment, Dream received 100,000 shares of the Company's restricted common stock and a warrant to purchase 400,000 shares of the Company's common stock at $3.57 per share at any time prior to May 11, 2003. The warrant had a cost of $449,446 based upon an imputed value of $1.12 per share, using the Black Scholes option pricing model. The Company believes the acquisition of the rights to the technology and the other aspects, along with the simultaneous termination of the license agreement ensures its exclusive and perpetual use of the MedCard System and will allow the Company to use the technology in its other products.

      The Company is required to pay a royalty to Dream equal to twenty-five percent of the first $1,000,000 of net monthly revenue and ten percent of net monthly revenue in excess of $1,000,000. The term net revenues is defined as gross revenues received from the use of the MedCard software programs less (a) terminal lease costs of up to $50 per month; (b) commissions payable to agents that place terminals with end users; and (c) network costs that include (i) claim fees payable to data vendors, (ii) charges for verification of insurance coverage and (iii) similar telecommunications charges related to obtaining claims processing and/or benefits verification information.

      The original license agreement also required the Company to retain as consultants two owners of Dream Technologies until May 31, 2001 at a fee of $2,000 per person per week. The Company hired these individuals as employees under two year employment contracts with essentially the same terms in June 2000.

      The MedCard System is an electronic processing system that consolidates insurance eligibility verification and processes medical claims and approvals of credit card and debit card payments in under 30 seconds through a small terminal or personal computer. Using the MedCard system, patients are relieved of the problems associated with eligibility confirmation and billings, healthcare providers' reimbursements are accelerated and account receivables are reduced. The average time it takes the healthcare providers to collect payments from insurance carriers and plans decreases from three months to three weeks.

      The MedCard System currently operates through either a point of sale terminal or a personal computer. The point of sale terminals are purchased from Hypercom USA, Inc. (Hypercom) under a non-cancelable agreement that expires in February 2001. If the contract with Hypercom is not renewed, the Company could purchase its terminals from another supplier. This may result in a disruption of the Company's sales process for a short period of time while the Company's software is reconfigured to meet the specifications of the new supplier. However, the Company believes that it is unlikely that the Company will stop purchasing terminals from Hypercom upon the expiration of the current agreement. If this occurs, the Company anticipates that it will have adequate notification to make the necessary software modifications in a timely manner so as to not disrupt operations to a significant degree. The MedCard System also operates in a PC version and an on-line version is under development.

      The MedCard System also allows a patient's primary care physician to request approval from the patient's insurance carrier or managed care plan for a referral to a secondary physician or specialist. The secondary physician or specialist can use the MedCard system to verify that the referral has been approved by the patient's insurance carrier, thereby eliminating numerous telephone calls that are normally required with referrals. The MedCard system's referral capabilities reduce paperwork and administrative costs, increase productivity and provide greater patient information for the specialist, as well as a written record of the referral authorization.

      The MedCard System can record and track encounters between patients and health care providers for performance evaluation and maintenance of records. After examining a patient a physician is able to enter the patient's name, procedure code and diagnostic code at a nearby terminal. This information can then be downloaded to MedCom's computer network, processed and transmitted back to the provider in both summary and detail reports sorted in a variety of manners.

      The MedCard System is marketed through Company sales personnel, as well as independent sales representatives and financial institutions such as EFS National Bank, a subsidiary of Concord EFS, Inc., Physicians Management Group, and Healthtech Systems. Company sales personnel generally receive a commission for sales of the terminals, and for the revenues for the processing of insurance claims and verifying insurance eligibility. Independent sales representatives either purchase the terminals directly from the manufacturers or purchase them from the Company at a reduced price. They also receive a commission for each transaction processed.

      Revenues from the MedCard system are generated through the sale of terminals, for verifying insurance eligibility and for processing insurance claims. The Company receives a fixed amount per terminal if the sale is not made by Company sales personnel. The Company also receives a fee for each transaction processed through the MedCard System. Potential revenue sources include fees for credit card transactions processed through the terminal, fees for collection of receivables if the Company provides billing services, reimbursement by insurance carriers for submission of claims electronically, fees for using the system's referral program and fees for processing encounter data.

      The Company also markets a complete billing service using the MedCard System to hospitals and large practice groups. The Company receives a percentage of the amounts collected under these arrangements, as opposed to a fee for each item processed. As of June 30, 2000, the Company was providing this service to one hospital and one medical practice group.

      The Company is exploring the feasibility of offering a bundled package, that would include an Internet enabled computer, an Internet connection, unlimited claims processing and eligibility verification all for a fixed monthly fee. This application would be made available after the on-line version is completed.

      For the year ended June 30, 1999, the majority of MedCard System revenue was developed by Company sales personnel, with the remaining revenues distributed among several independent sales representatives, none of whom, individually, resulted in a material amount of MedCard System sales. For the year ending June 30, 2000, 95% of terminal sales were completed by Company sales personnel, including the sale of 500 terminals to Executive Healthcare Services and 68 terminals to Physician Management Group, both of which are independent sales organizations. The remaining MedCard System revenues were generated by several other independent sales representatives, none of which, individually, resulted in a material amount of sales.

      As of September 15, 2000 the MedCard system was able to retrieve on-line eligibility and authorization information from approximately 125 medical insurance companies and electronically process and submit billings for its healthcare providers to over 1,650 companies. These insurance providers include CIGNA, Prudential, Oxford Health Plan, United Health Plans, Blue Cross, Medicaid, Aetna, Blue Cross/Blue Shield and Metrahealth.

      Website

      The JustMed.com website is an Internet web site which became operational on July 1, 1999. The website advertises healthcare products and services which are available to the general public and provides medical information. Persons in need of healthcare products and services can access the website and order products (see "MedStore" below) or transfer to the more detailed websites maintained by the companies that provide the products and services. The Company will only generate revenues from this website by charging providers of healthcare products and services fees for advertising on the website. The Company may also receive fees when a user transfers from the Company's website to the websites maintained by a provider of healthcare products or services. If the Company begins to promote its website, the Company expects that advertisers on its website will include distributors of healthcare equipment and products, hospitals, physician practice groups and clinics. The Company is not currently marketing its web site and, as such, has not generated any revenue from the website. The Company does not have plans to market its website to a significant degree during the year ending June 30, 2001.

      The Company obtains the medical and other information for its website primarily from two independent suppliers, Healthology and InfoSpace.com. These suppliers operate under agreements with terms ranging from one to two years. In the event that either or both of these providers decide not to renew their contract with the Company, the Company believes that it could locate alternate website content providers with no interruption to the Company's website operations.

      Med Store

      The Med Store is a feature of the website that allows consumers and physicians to purchase, through their own computers, a variety of healthcare products and services supplied by unrelated manufacturers and healthcare service providers. Items available for purchase include canes, crutches, walkers, bath chairs, blood pressure units, cold therapies, exercise equipment and hot and cold packs. The Med Store became operational on July 1, 1999. The Company is not currently directly marketing the Med Store and, as such, has not generated any significant revenue from the Med Store. The Company intends to market the Med Store to physicians and other users of the MedCard system when an on-line version is available.

      Accredited Homecare Pharmacy and Accredited Medical Services are responsible for filling orders for products or services purchased from the Med Store. The providing of these fulfillment services can be terminated at the discretion of either party. If the fulfillment companies decide to no longer service the Company, management believes that another supplier could handle the fulfillment process, with no disruption to the Med Store Company's operations.

Healthcare Management Software Development

      DCB Actuaries & Consultants

      In April 2000, the Company acquired 100% of the stock of DCB Actuaries & Consultants, s.r.o. (DCB), a Czech Republic based company. DCB developed and currently operates a health insurance decision support system with advanced data structures known as the Health Information Gateway, which is described below. The purchase price of DCB was $2,095,270 and was comprised of the following:

      494 shares of Series D preferred stock            $   494,000
      Purchase price - cash                               1,403,847
      Direct costs of  acquisition  including  12,880
      shares                                                197,423
                                                         ----------
         of common stock
       Total acquisition cost                           $ 2,095,270
                                                        ===========

      Each of the Series D preferred shares issued in connection with the acquisition of DCB are convertible into 202.43 shares of the Company's common stock at any time at the holder's option, for a total of 100,000 shares of common stock. The Company can convert the Series D Preferred shares into shares of the Company's common stock, in the manner described above, at any time after April 15, 2001 so long as the bid price of its common stock exceeds $4.94 and the shares of common stock issuable upon the conversion of the Series D Preferred shares are either covered by an effective registration statement or are eligible for sale pursuant to Rule 144 of the Securities and Exchange Commission.

      DCB is a member Woodrow Milliman, an international network of actuarial and consulting firms represented in 34 countries, employing over 3,000 people worldwide. DCB was formed in 1991 and currently employs approximately 70 professionals in the Czech Republic, primarily highly qualified software engineers, actuaries and consultants.

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

      There are four main components, each targeting a different group of users. They include:

o Risk Management - Actuarial analysis and PMPM predictions (per member per month predicted cost) are provided. These features are ideal for the insurance company or managed care plan, as well as a hospital concerned with controlling its costs. This segment is of particular interest to those involved with the financial implications of operating a healthcare facility or insurance concern.

o Clinical Services - Electronic patient record system, critical care pathways and electronic medical documents are available. On-line documents include x-rays, diagnostic results, lab reports, EKGs and physician notes. The electronic medical documents feature allows a healthcare provider to review these patient critical documents on-line, possibly from home or the office. More than one physician in multiple locations can also review the records simultaneously. This has significant implications regarding the ability to provide quick and effective consultations. This aspect can be used by healthcare providers of any size, while improving the care given to the patient. The critical care pathways can indicate a standard treatment regimen based upon the patient's particular background and symptoms, as compared to the actual course of action being followed. The Clinical Services component is geared towards the physicians and improving the overall standard of care and the ability to enhance the ease by which it is given.

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

      The Company intends to market DCB's Health Information Gateway to hospitals, insurance companies, consultants and governmental agencies in the United States and abroad. Both Company personnel and outside consultants will market DCB's products. The Company will offer the Health Information Gateway in two formats, a direct license of the software to the end user, and providing the service under an Application Service Provider (ASP) relationship. By offering both alternatives, the Company believes it will be able to capture a larger market share, since it will be able to accommodate the needs of different sized organizations with varying budgetary constraints. The ASP center is currently under construction in a newly leased facility in Florida. The facility is expected to be completed by mid October 2000. The ASP center is a state-of-the art data warehouse and computer operations center. It is located in a hurricane hardened facility with a first rate security system. It has redundant communication and power sources, including a back-up generator system and a dual ring fiber optic bandwidth with expansion capabilities.

      DCB has other products related to healthcare, pensions and medical insurance. One such product is its Online Benefits ("OBE") product that was developed jointly with Bacon & Woodrow, the UK representative of Woodrow Milliman. OBE, in essence, is a virtual flexible benefit system. By using OBE, employees will have the ability to administer their own benefits over a their employers' intranet from anywhere in the world. One such system was sold during the quarter ended June 30, 2000. The Company anticipates marketing the OBE system to large companies with multi-national operations. The Company is modifying this program to meet the needs of the United States market. Although OBE and similar products are not truly healthcare management systems, they utilize the same intellectual property and technology and are considered to be part of the healthcare management business segment.

      The Company anticipates that it will earn revenues from a variety of sources related to DCB operations including:

o License of software - The Company will receive single non-recurring revenues from the sale or licensing of the software.

o Annual maintenance and support fees - The Company will charge the purchasers or licensees of the software annual maintenance and support fees.

o Needs analysis studies - The Company will charge customers, either on a time and materials basis, or a fixed fee basis, to evaluate their needs and compile suggested solutions.

o Software development services - The Company will charge customers, either on a time and materials basis, or on a fixed fee basis for software development services. This will include the Company's rapid prototyping group or standard software development services.

o Sale of computer hardware -- The Company will purchase and resell computer hardware to customers that purchase or license the Company's software.

o ASP Healthcare Providers - The Company will receive monthly recurring revenues from customers that operate DCB's software through the Company's ASP facility.

o Co-Location Operations - The Company is intending to open its data warehouse facility to other users in terms of co-locating equipment. Each such user would pay the Company a fixed monthly fee that would cover use of the space, communication bandwidth, utilities and system maintenance, if desired.

o Storage Service Provider (SSP) Operations - In addition to its data warehouse and ASP facility, the Company intends to offer data storage services as an SSP to the healthcare industry. This will be offered to both users of the Health Information Gateway and to customers that are only seeking a solution to their data storage concerns.

      DSM Intellectual Property Acquisition

      The Company also acquired certain intellectual property from DSM, LLC, a Florida limited liability company. The intellectual property acquired is used by DCB in its Health Information Gateway and other products. The intellectual property enables the software to operate and communicate with other programs and hardware. It provides the backbone to the Health Information Gateway. It was originally licensed from DSM, LLC to DCB.

      The purchase price of the intellectual property acquired from DSM was approximately $3,287,930 and was comprised of the following:

      2,356 shares of Series D preferred stock           $2,356,000
      Purchase price of                                     746,153
      Direct costs of acquisition including 24,249
      shares of common stock                                185,777
                                                         ----------
       Total acquisition cost                            $3,287,930
                                                         ==========

      The Series D preferred shares issued as part of the acquisition of the intellectual property form DSM have the same conversion features as the Series D preferred shares issued as part of the DCB acquisition.

Regulatory Compliance

      The Health Insurance Portability and Accountability Act (HIPAA) was passed in 1996 with a primary purpose to protect workers from losing their insurance if they changed jobs. The law also called for rules that would standardize administrative and financial transactions in the healthcare industry. The
Federal Government published the first set of rules pertaining to uniform electronic data standards on August 17, 2000. Rules on patient privacy and security are expected later this year. The published rules become effective two months after publication and compliance is required within two years.

      Compliance with HIPAA will be a major issue within the healthcare industry. The Company has been studying how HIPAA will impact both its MedCard and the Health Information Gateway operations and believes that the Company's Healthcare Management and MedCard Systems will be "HIPAA compliant" within the required time frame.

Intelligent Vending Machines

      The Company operates three types of intelligent vending machines; video vending machines, phone card dispensing machines and ATM script machines. The

Company previously operated automated communication distribution centers (ACDC units), but the Company decided to discontinue this aspect of the business in May 2000. The three intelligent vending machines are described below:

      Movie Vision

      In January 1998 the Company issued 550,000 shares of its common stock to the shareholders of Moviebar Company USA and Vectorvision, Incorporated in consideration for the acquisition of businesses known collectively as "Movie Vision." Movie Vision rents videocassettes, primarily containing motion pictures, through automated dispensing units in hotels. Movie Vision currently has videocassette dispensing machines in approximately 110 hotels and time-share facilities in the United States. Machines are located in approximately twenty states with the largest concentration in Florida and California. Movie Vision services are marketed through Company personnel, and commissions are paid to hotel and timeshare facilities and their personnel to promote the rental of the videocassettes.

      The Company owns the video vending machines. Each machine holds between 24 and 184 videos, with the average being 88 videos per machine. The Company also owns the videocassette players in some of the properties. The Company purchases videos, consisting of both current releases, as well as established videos. The videos are periodically rotated in the machines so that current releases are available for viewing and to continuously change the mix of older movies. The Company periodically resells some of the older movies, primarily to the original vendor and occasionally to other sources.

      The customer can either rent a single video or purchase a video card that entitles the customer to rent an unlimited number of videos during the rental period (three to seven days). Approximately 50% of the customers rent a single video and 50% acquire a video card. Seven day video cards account for approximately 80% of the video card transactions.

      Approximately 60% of the customers pay the Company directly via credit card and the balance pay the hotel or timeshare facility. The Company then bills the hotel or timeshare facility on a monthly basis for all revenues collected by them. The billing information is downloaded to the Company via a modem connection from the video vending machine.

      The Movie Vision operation is the only aspect of the intelligent vending segment to which significant employees and other resources are devoted. The Company pursues opportunities as they arise, although it is not actively marketing the Movie Vision operations.

      Script Terminals

      In December 1996 the Company acquired all the issued and outstanding shares of Link International, Inc. ("Link"). Link marketed a proprietary script terminal that dispenses a receipt to the customer that can be used to pay for merchandise and/or services. These are generally located in fast food restaurants.

      In June 1999 the Company sold 520 of Link's script terminals to the employee who was responsible for overseeing this aspect of the business. Although the Company did not receive any material cash payment in connection with this sale, the purchaser of the assets agreed to assume $70,000 in accounts payable and approximately $600,000 in capitalized lease obligations associated with the acquisition of the script terminals. The assets sold had a net book value of approximately $635,000. The Company recognized as income previously recorded deferred gross profit related to the sale and lease back of script terminals totaling $212,805, as well as an immaterial gain related to the sale of the assets and the release from the related obligations. Excluded from the sale of Link's assets were 117 script terminals. The purchaser also agreed to hire all of the employees involved with this business line and to assume the lease obligation for the related office space. The script terminals were sold because this line of business was not profitable and, in the opinion of the Company's management, was not likely to become profitable in the foreseeable future.

      Another employee controlled the remainder of the script machines. This individual left the Company in 1998 and has filed a legal action against the Company (see Item 3). The Company learned, through the legal discovery process and mediation, that this individual purportedly no longer has the machines in his possession or control, and it appears unlikely the Company will be able to recover these units. Accordingly, the Company wrote off the cost, accumulated depreciation and deferred gross profit related to the sale and lease back of these terminals as of June 30, 2000. This resulted in the recognition of a loss of $80,018 during the quarter ended June 30, 2000.

      The Company is currently receiving residual fees from approximately thirty-five script terminals currently in service. Additionally, the Company provides installation, de-installations, and repair services to the employee that purchased the 520 terminals. These services are billed to the former employee at a standard rate per service call. The total amount of revenue earned related to the script machines was approximately $47,000 during the year ended June 30, 2000. The amount earned during the year ended June 30, 1999 was $625,801, with the large decrease resulting from the sale of the majority of the terminals.

      The Company is not pursuing any opportunities with respect to the script terminals and does not expect to generate significant revenue in this area.

      Phone Card Dispensing

      The Company operates phone card dispensing machines (PCD's) that were manufactured by Link. A PCD is a full sized stand-alone vending machine for the sale of prepaid phone cards, usually in $10 and $20 denominations. Phone card time for the prepaid calling cards can be purchased from various vendors, although the Company currently receives all of the phone card time from the Licensee of the One Medical Service Network.

      The units are typically placed at colleges and universities, car washes, and other retail establishments that have a high level of foot traffic. There are currently six PCD's in operation, all in southern California. The Company has another 65 PCD's in storage. The Company is not currently marketing the

PCD's, although opportunities to place PCD's periodically arise from other business relationships. Revenue from the sale of phone cards decreased from $89,635 to $18,260 during the years ended June 30, 1999 and 2000, respectively.

Competition

        Competing health insurance claims processing and/or benefit verification systems include Envoy, NDC, Medifacs, Imperial Bank, and Spotcheck . There are numerous companies that compete with the Company with respect to its credit card processing services performed by the MedCard terminal.

      The Company anticipates that DCB will compete with Eclipsys Corporation, Healtheon/Web MD, Meditech , SMS, Cerner Corporation and McKesson/HBOC in terms of providing high-end technical solutions to the healthcare industry, although Company management believes that none of these competitors provide as comprehensive a system as is provided by DCB.

      The Company will face competition from numerous entities in the data storage (SSP) industry, with the largest being StorageNetworks.

      The Company also faces competition from a variety of sources with respect to its Movie Vision operations, including premium cable companies such as HBO and Showtime, video on demand companies including On Command Video and Lodgenet Entertainment, as well as smaller vendors, such as Video Television and SuiteView that provide the same service as the Company.

      There are many companies that compete with the Company at some level. Many of these competitors are far better capitalized than the Company and control significant market share in their respective industry segments.

Employees and Offices

      As of September 20, 2000, the Company employed 118 persons on a full-time basis, with 50 in the United States and 68 in the Czech Republic. Twenty-one employees serve in management capacities, and the remainder are included in sales, operations or administrative support. None of the Company's employees are covered by a collective bargaining agreement. The Company has never experienced an organized work stoppage, strike or labor dispute. Management considers the Company's relations with its employees to be good.

      The Company's executive offices are located at 18001 Cowan, Suite C&D, Irvine, California 92614 and consist of 4,900 square feet of space which are leased at an annual rent of $70,000. This lease expires in August 2003. The Company's telephone number is (949) 261-6665.

      The Company leases a 7,000 square foot office and warehouse facility in Orlando, Florida at an annual rent of $50,000. The lease on this facility expires in December 2005.

      The Company leases an 8,323 square foot office and computer facility in Lakeland, Florida at an annual rent of $99,876. The facility is under construction and is expected to be in operation by mid October 2000. The lease is for a period of five years and will commence three days after the issuance of the certificate of occupancy.

      The Company leases a 576 square foot office in Boca Raton, Florida with an annual rent of $10,992. This lease was for a term of one year and expires on March 31, 2001.

      The Company leases a 5,906 square foot office in Islandia, New York with an annual rent of $104,389. This lease expires March 31, 2008.

      The Company occupies approximately 11,000 square feet of office space in Brno, Czech Republic and approximately 800 square feet of the space in Prague, Czech Republic under leases that are cancelable with ninety days notice. Annual rent under these leases is 2,974,000 Czech crowns (CZK) or US $79,410 at June 30, 2000 conversion rates.

Stock Splits

     Share data in this report have been adjusted to reflect the following stock splits relating to the Company's common stock: June 1995: 2-for-1 forward split, February 1996: 1-for-10 reverse split, February 1998: 1-for-4 reverse split.

ITEM  2. DESCRIPTION OF PROPERTIES

     See Item 1 of this report.

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

      On December 21, 1998 Albert Levenberg filed a complaint against the Company in the Fifteenth Judicial Circuit Court, Palm Beach County, Florida. The complaint seeks $250,000, plus interest and legal costs, related to loans made by Mr. Levenberg to the Company in 1994. The Company believes the claim is without merit as the loans had either been repaid or converted into franchises for sale of ACDC units. This case has had little action since its initial filing.

      On May 11, 1999 Arthur Fried, a former employee, filed a complaint against the Company in the Orange County, California Superior Court seeking actual damages of $269,000, and an unspecified amount of general and punitive damages. Mr. Fried claims that the Company breached a written employment agreement and made certain misrepresentations to him. The Company believes these claims are without merit and has filed a counterclaim against Mr. Fried to recover equipment and other items the Company alleges the Mr. Fried took from the Company. This matter is in the discovery stage and trial is scheduled to being on December 4, 2000.

      Prior to July 29, 1999, Richard Niemerow, a former employee and an owner of One Medical Services, LLC prior to acquisition by the Company, filed a legal action against an unrelated party attempting to collect moneys he alleged was owed to him. On July 29, 1999, Fitsum Worrede, Samuel Petros and Westside Home Medical Equipment, Inc. filed a cross complaint against Richard Niemerow and the Company in Los Angeles Superior Court seeking recovery of $300,000 plus interest from August 1998 and attorney fees. The Company was served with a summons for this matter on March 2, 2000. The Company was not a party to the original claim filed by Mr. Niemerow. This issue is in the preliminary discovery state and it is anticipated that the trial will not occur until 2001. The Company believes it should not be a party to this litigation and is actively working to be dismissed from the claim. If the Company is not successful with the dismissal, Mr. Niemerow has agreed to indemnify the Company for all costs it incurs in any future proceedings.

      On January 29, 2000, Penzijni fond Ceske pojistouny, a.s. (Penzijni), a customer of DCB Actuaries and Consults, s.r.o., filed in "Krajsky Obchodni Soud U Brne (regional commercial court in Brno, Czech Republic) an action seeking to recover 2,787,000 CZK (US $74,417 at June 30, 2000) plus interest at nine percent (9%) from September 20, 1999 and administrative costs of 136,100 CZK (US $3,634). This action pertains to the development of an information system for Penzijni. The system was delivered and is in use by Penzijni. The total contract price was 5,150,000 CZK (excluding VAT), but Penzijni paid only 2,787,000 CZK. DCB cancelled the contract for the information system because of lack of payment. Penzijni filed its claim seeking to recover the amounts it originally paid.

      The Company believes that the full amount of the contract is due and payable and intends to file an action to collect the remaining balance due. The uncollected portion of the contract was fully reserved by DCB prior to the acquisition by the Company. The Company believes it will prevail in the claim filed by Penzijni, although the court issued a Payment order on May 4, 2000. The Company filed a Resistance Against Payment Order on May 18, 2000, effectively canceling the Payment Order.

      On or about March 14, 2000, Compass Point Group, Inc. filed a demand for arbitration with the American Arbitration Association in San Diego, California seeking payment of 200,000 shares of the Company's common stock and $12,000 related to amounts that it alleged were due to Compass Point Group, Inc. under an agreement dated October 5, 1999. This matter was settled on August 10, 2000 between the two parties. The Company issued 25,000 shares of "restricted" stock, as defined in Rule 144 of the Securities and Exchange Commission. The settlement was valued at $42,970 and is reflected in the Company's financial statements as of June 30, 2000.

      On March 21, 2000, George Pursglove, a former director of the Company, filed a complaint against the Company in the Seventeenth Judicial Circuit Court, Broward County, Florida. The complaint seeks the issuance of options to purchase the Company's common stock in the following increments: 50,000 shares at $1.50 per share; 50,000 shares at $2.20 per share; and 25,000 shares at $0.01 per share. Mr. Pursglove is also seeking the issuance of 25,000 "restricted" shares of common stock. Except for the first option to purchase 50,000 shares at $1.50 per share, which is reflected as outstanding options in the Company's records and financial statements, the Company is vigorously disputing the claim as it believes it is without merit. This matter is currently in the discovery stage and a trial date has been set for January 2001.

      Other than the foregoing there are no material legal proceedings to which the Company is a party or to which its properties are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

      Not Applicable

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      As of September 18, 2000, there were approximately 370 beneficial owners of the Company's common stock. The Company's common stock is traded on the National Association of Securities Dealers Automatic Quotation ("NASDAQ") System. Set forth below are the range of high and low bid quotations for the periods indicated as reported by NASDAQ. The market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

               Quarter
                Ended            High              Low

              9/30/98           $2.88            $1.38
             12/31/98           $2.44            $0.56
              3/31/99           $2.25            $0.44
              6/30/99           $1.69            $0.88
              9/30/99           $1.50            $0.63
              12/31/99          $1.13            $0.50
              3/31/00           $9.00            $0.75
              6/30/00           $6.69            $1.31

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

      The provisions in the Company's Articles of Incorporation relating to the Company's Preferred Stock would allow the Company's directors to issue Preferred Stock with rights to multiple votes per share and dividends rights which would have priority over any dividends paid with respect to the Company's Common Stock. The issuance of Preferred Stock with such rights may make the removal of management more difficult even if such removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if such transactions are not favored by incumbent management. The holders of the Series D preferred stock have "as if converted" voting rights. The 2,850 shares of the Series D preferred stock are convertible into 576,923 shares of common stock.

Issuance of Common Stock

      During the two years ended June 30, 2000 the Company issued:

o 29,000 shares upon the conversion of the Company's series A and Series B preferred stock,

o 3,490,000 shares upon the conversion of the Company's Series C preferred stock,

o 60,000 shares as payment of accrued dividends and other amounts related to the Series C preferred stock,

o    2,697,521 shares in settlement of notes payable and accrued interest,

o 1,120,250 shares pursuant to the Company's stock bonus plans including 36,571 for settlement of an outstanding liability,

o 237,129 shares in connection with the acquisition of the DCB Actuaries and Consultants, s.r.o., technology from DSM, LLC and the direct ownership of the MedCard system,

o  370,968 shares in payment of outstanding liabilities,

o  3,554,669 shares for services rendered and equipment received,

o 533,331 shares as penalties related to obligations arising from private placement agreements,

o  1,869,541 shares upon the exercise of options and warrants, and

o  9,899,524 shares for cash in private offerings.

      The shares issued upon the conversion of the Series A, B and C preferred stock and in settlement of the notes payable were issued in reliance upon the exemption provided by Section 3(a)(9) of the Securities Act of 1933.

      The shares issued pursuant to the Stock Bonus Plan were registered by means of a registration statement on Form S-8.

      The remaining shares issued or sold during the two years ended June 30, 2000 were issued or sold in reliance upon the exemption provided by Section 4(2) of the Act. The persons who acquired these shares were either accredited or sophisticated investors. The shares of common stock were acquired for investment purposes only and without a view to distribution. The persons who acquired these shares were fully informed and advised about matters concerning the Company, including the Company's business, financial affairs and other matters. The persons acquired these shares for their own accounts. The certificates representing the shares of common stock bear legends stating that the shares may not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933, or pursuant to an applicable exemption from registration. The shares are "restricted" securities as defined in Rule 144 of the Securities and Exchange Commission.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS/ PLAN OF OPERATIONS

      The following selected financial data should be read in conjunction with the more detailed financial statements, related notes and other financial information included herein.

Statement of Operations Data:
----------------------------
                                                 Years Ended June 30,
                                         -----------------------------------

                                              2000                1999
                                              ----                ----

Revenues                                 $3,253,489            $2,212,376
Cost of Services                         (1,559,548)           (1,095,054)
Operating and other
     Expenses                            (9,045,842)           (7,725,674)
Loss from Discontinued Operations          (879,128)             (480,608)
                                        ------------         -------------
Net Loss                                $(8,231,029)          $(7,088,960)
                                         ===========          ============

Balance Sheet Data:
------------------
                                                     June 30,
                                         ---------------------------------
                                            2000                   1999
                                            ----                   ----

Current Assets                           $4,170,290            $1,168,055
Total Assets                            $15,149,273            $6,374,862
Current Liabilities                      $1,775,029            $2,142,550
Non-Current Liabilities                  $2,224,048              $125,706
Total Liabilities                        $3,999,077            $2,268,256
Working Capital (Deficit)                $2,395,261             $(974,495)
Shareholders' Equity                    $11,501,196            $4,106,606

The Company has declared no Common Stock dividends since its inception.

Results of Operations

      The following table shows the percentage of the Company's gross revenues by category for the periods indicated, as well as the anticipated revenue percentage from each category for the year ending June 30, 2001.

                                               Percent of Gross Revenues
                                         ---------------------------------------

                                         Years Ending June 30,    Year Ending
                                         ---------------------   June 30, 2001
                                         1999         2000      (Projected) (1)
                                         ----         ----      ---------------

Sale of prepaid calling cards.             4%          1%             --
Revenues from script terminals            28%          1%             --

Revenues from Movie Vision                40%         22%             3%
Revenues from One Medical Service          7%         27%             --
Revenues from MedCard                     19%         31%            40%
Revenues from DCB                          --         18%            55%
Revenues from MedStore                     --          --             2%
Miscellaneous Income                       2%          --             --

  (l) There can be no assurance that these percentages will not change significantly based upon events that may not be within the Company's control. Projected revenues for the year ending June 30, 2001 constitute a forward-looking statement which is subject to risks and uncertainties which could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include lack of adequate funding, loss of major customers and inability to meet sales projections.

      In December 1996 the Company acquired all the issued and outstanding shares of Link International, Inc. (see Item 1 of this report). In June 1999 the Company sold 520 of Link's script terminals to the employee who was responsible for overseeing this aspect of the Company's business. Although the Company did not receive any material cash payment in connection with this sale, the purchaser of the assets agreed to assume $70,000 in accounts payable and approximately $600,000 in capitalized lease obligations associated with the script terminals. The assets sold had a net book value of approximately $635,000. The Company recognized as income previously recorded deferred gross profit related to the sale and lease back of script terminals totaling $212,805, as well as an immaterial gain from the sale of the assets and the release from the related obligations. During the year ended, June 30, 2000, the Company wrote off the remaining script terminals as described in Item 1. The Company does not anticipate earning significant revenues with respect to script terminals in future years.

      In January 1998 the Company acquired its Movie Vision division from Moviebar Company USA and Vectorvision, Incorporated. Movie Vision rents videocassettes, primarily containing motion pictures, through automated dispensing units in hotels and time-share facilities.

      In May 1998 the Company acquired One Medical Services, Inc. (see Item 1 of this report). In July 1999 the Company licensed its rights to the One Medical Service Network to an unrelated third party (Licensee) for $1,377,000, of which $567,000 was paid by February 2000, and the remainder of which ($810,000) is being paid in accordance with the terms an unsecured promissory note that bears interest at 8% per year. The Licensee is required to make monthly principal payments equal to $8 per platform using the One Medical Services Network, with a minimum of $1,000 and a maximum of $6,000 per month, plus $3,000 of prepaid phone card credits. The initial cash payment was recognized as income during the year ended June 30, 2000. The note receivable was recorded as deferred revenue and is being recognized as income as the amounts are earned and determined to be realizable. The total revenue recorded during the year related to license fees was $613,000, leaving a balance of deferred revenue of $764,000 as of June 30, 2000.

      The Licensee also agreed to purchase approximately $200,000 of the Company's inventory on an as needed basis and to pay the related accounts payable. The inventory was released to the Licensee as requested. The Licensee hired the full time employees involved with this operation. The Company retained as employees those persons who devoted less than full time to the One Medical Services Network. These employees primarily provide technical support, installations, repairs, maintenance or the underlying software and billing support. The Company charges the Licensee for these services on a time and materials basis. The Licensee also assumed other overhead associated with the One Medical operation. This transaction improved the Company's cash flow by eliminating overhead, recovering amounts for services provided and providing for current and future licensing fee income.

      Revenue related to the licensing, sale of inventory and providing support services totaled approximately $887,000 during the year ended June 30, 2000. Revenues related to the operation of the One Medical Services Network totaled approximately $156,712 during the year ended June 30, 1999. Revenues related to the One Medical Services Network (licensing fees and support services) are expected to produce less than $100,000 during the year ending June 30, 2001.

      In November 1998 the Company acquired the worldwide license to software programs and related technology known as the MedCard system. The Company then acquired direct ownership of the MedCard system technology and name in May 2000. The MedCard system is an electronic processing system that consolidates insurance eligibility verification and processes medical claims and approvals of credit card and debit card payments in under 30 seconds through a single, small terminal or a personal computer. The MedCard system is the primary component of the Company's medical transaction processing segment on a prospective basis.

      Revenues from the MedCard System are generated from the sale of terminals, for verifying insurance eligibility and for processing insurance claims. Potential revenue sources include fees for credit card transactions processed through the terminal, fees for collection of receivables if the Company provides billing services, reimbursement by insurance carriers for submitting claims electronically, fees for using the system's referral program and fees for processing encounter data. The Company anticipates that the MedCard System will begin generating significant revenues during the year ending June 30, 2001. Revenues for the MedCard System are expected to generate approximately 40% of the Company's revenues during the year ending June 30, 2001.

      The Company acquired DCB Actuaries and Consultants, s.r.o., in April 2000. DCB developed and operated a Health Information Gateway, which is a state-of-the-art, web based infrastructure, featuring advanced data mining capabilities, designed to meet the information needs in the worldwide healthcare industry in a real time basis. The Health Information Gateway is being marketed to hospitals and other healthcare provider organizations and insurance companies and plans.

      Revenue from the Health Information Gateway and other products is generated for the sale or licensing of the software and software development services. Potential revenue sources include the sale of computer equipment and the operation of the Application Service Provider and Storage Service Provider data warehouse. Revenues for the operation of DCB, in the United States and Europe combined, are expected to generate over 50% of the Company's revenue during the year ending June 30, 2001.

Year Ended June 30, 2000

      The Company continued its shift towards the healthcare industry during the year ended June 30, 2000. The medical transaction-processing segment accounted for $1,881,417, which represented 58% of total revenues during the year then ended. This represents an increase of $1,297,640 over the prior year. The increase is primarily attributable to the recognition of revenue of $613,000 related to the licensing of the rights to the One Medical System and MedCard revenue, which increased from $427,065 to $994,661.

      The current year includes $593,379 of revenue earned by the newly acquired subsidiary, DCB. All of these revenues were generated in Europe. The domestic operations related to DCB did not generate any revenue during the year ended June 30, 2000.

      Revenues from intelligent vending machines declined from $1,628,599 during the year ended June 30, 1999 to $778,693 for the year ended June 30, 2000. The decline was the result of several factors: First, financial processing revenues decreased from $625,801 to $46,769 because of the sale of the majority of the script machines in June 1999. Second, revenues from phone card machines and other telecommunication services declined from approximately $140,000 to less than $20,000 as the Company is no longer pursuing opportunities in this field. Lastly, revenues from Movie Vision operations declined from $860,126 to $713,664, as a result of the Company focusing its efforts and resources on the medical/healthcare business operations.

      Revenue from the sale of goods increased from $775,967 to $848,434. The decrease in sales related to the sale of script machines and phone cards coupled with the 1999 recognition of approximately $210,000 of deferred gross profit on the script terminals sold to the former employee units sold and leased back was more than offset by the increase in sales of MedCard equipment, which increased from $285,164 to $610,982.

      Rental income declined from $830,153 to $680,331 related to a gradual decline in the video vending industry and the lack of resources the Company dedicated to this aspect of the business.

      Service revenue increased from $606,256 to $1,158,137. The increase is the result of higher services revenues earned by MedCard ($141,901 compared to $383,679), the inclusion of $613,000 licensing revenue and a decline in revenues related to the script machines and the ongoing revenues from the operation of

One Medical Service Network, which was licensed to a third party in July 1999.

      Software   development   revenues  were  generated  entirely  by  the  DCB
subsidiary subsequent to the date of acquisition.

      Cost of sales and services as a percentage of total revenues did not change significantly from year to year. However, cost of sales and services as a percentage of revenue for each type of revenue did change for the reasons described below:

1. Cost of sales for sales increased from 32% to 76% of sales revenue. This is the result of higher sales of phone cards in 1999 (with a higher gross profit percentage), sales of script and other processing equipment in 1999, the recognition of deferred gross profit in 1999 from the sale of 520 script terminals to the former employee and the sale of inventory to the licensee of the One Medical Services Network at a very low profit margin in 2000.

2. Cost of revenues for the rental business increased from 47% to 51% primarily because of the lower revenues were not offset by a comparable decline in costs, as certain costs were relatively fixed in nature (i.e. salaries and rent) and did not decline in proportion to the lower revenues.

3. The costs of sales percentage for services declined from 76% to 37% primarily related to the recognition of $613,000 of licensing revenue in 2000. Exclusive of this amount cost of sales as a percentage of revenues was comparable to that of the prior year.

4. Cost of software development as a percentage of revenue was 24%. This amount may fluctuate in future years as more revenue is generated in this area.

      General  and   administrative   expenses   increased  from  $5,844,024  to
$6,369,709. This increase was the result of several factors, including:

1. The Company acquired the rights to the MedCard System in November 1998 and as a result, only incurred expenses related to its operations for 6-1/2 months during 1999 and a full year in 2000. This accounted for approximately $283,302 of the increase.

2. The Company had 2-1/2 months of expenses related to the operations of both DCB in Europe and operations in the United States. This accounted for approximately $220,000 of the increase in expenses.

3. The Company recorded a reserve against a $150,000 note receivable plus accrued interest of $9,750 in 2000.

4. A total of $42,970 is included in the current year related to the settlement of the matter in arbitration.

5.    The  above   items  were  offset  by  the   elimination   of  general  and
      administrative salaries related to the One Medical Services and script machines in July and June 1999, respectively.

      Depreciation and amortization increased by $615,155 resulting from the following:

1. A full year of amortization was recorded in fiscal year 2000 related to the MedCard System, while only a partial year was recorded in the prior year since the initial transaction was consummated in November 1998.

2. An additional $18,975 of amortization was recorded related to the May 2000 direct acquisition of the MedCard System.

3. The Company recorded approximately $135,000 related to the depreciation and amortization related to the DCB acquisition. Additionally, DCB had approximately $100,000 of depreciation subsequent to its acquisition by the Company.

4. Amortization totaling $332,090 was recorded related to the goodwill of the One Medical Service, which was an increase of $213,877 over the prior year. The goodwill related to 81% of the One Medical Services business is being amortized in proportion to the revenue recognized under the license agreement. The remainder is being amortized on a straight-line basis over seven years.

5. Depreciation on current year fixed asset additions, as well as a full year depreciation being taken on assets acquired in the prior year was offset by the reduction of depreciation resulting from the sale of the script machines.

      Selling and marketing expenses decreased by $10,167 primarily attributed to the sale of the script terminals and the icensing of the One Medical Services Network, as moneys were no longer spent for these operations and expenditures for sales and marketing related to MedCard, which increased by $367,913.

      Total equity based compensation included in the current year expenses was comparable to that of the prior year.

      Research and development expenses relate primarily to costs incurred by DCB in the Czech Republic.

      Interest expense decreased from $337,153 to $128,980 because of the reduction in the Company's long-term debt and the release from capital lease obligations resulting from the sale of the script terminals. Interest in 2000 included $42,799 related to penalties pursuant to a note payable that was converted to common stock in June 2000.

      Interest income increased to $115,227 from $28,772 because of the large cash infusion realized by the Company during the quarter ended March 31, 2000 and because of the interest recorded on the note receivable from the licensing of its One Medical Services Network.

      During the current year, the Company made the determination that the value of its patents had been impaired, since the patents were not generating adequate cash flow to support the recorded value of the patents, because the underlying technology was not being used to a significant degree. Accordingly, a loss on impairment of $255,229 was recognized. This amount was the net book value of the patents at the time the determination was made.

      The Company determined through the legal discovery and mediation process that 117 of its script terminals will most likely not be returned to the Company and other financial recovery is unlikely. The Company recognized a loss of $80,018 representing the net book value of the assets.

      The Company did not incur any impairment of patents or loss from the write-off of script machines in the prior year.

      Income taxes recorded in the current year primarily pertain to state minimum franchise and income tax for the current and prior years.

      During the year ended June 30, 2000, the Company decided to discontinue its ACDC operations. The Company had no revenue from ACDC operations during 1999 and 2000. The only activity was depreciation on existing assets and the reduction in estimated net realizable value of a note receivable that arose from a prior sale of ACDC units. The decision to discontinue the operations was made because of the lack of revenue during the most recent two years and the minimal likelihood that any revenue would be earned in the foreseeable future.

      The Company has approximately 90 ACDC units in storage that it owned plus an additional 30 units that were being held as collateral on a note receivable, for which collectability is considered unlikely. The Company intends to strip the computer components from the ACDC units and use these parts as replacement parts in its Movie Vision vending machines. The Company anticipates performing this work and disposing of the units during the quarter ending December 31, 2000. The Company is also in the process of disposing of the phones that were held in the ACDC machines. These phones have no salvage value and will be completely disposed of. The loss on disposal is equal to the difference between the net book value of all of the ACDC units in storage (those held as fixed assets and those held as collateral on a note receivable) and the lesser of fair market value or net book value of the components parts that will be retained by the Company.

      The net loss from the prior year of discontinued operations was higher because certain of the assets were fully depreciated in the prior year.

Year Ended June 30, 1999

      During the year ended June 30, 1999, the Company's revenue increased as a result of the Company's financial processing (Link debit and script terminals), medical transaction processing (One Medical and MedCard operations) and automated motion picture rentals (Movie Vision division). These business lines produced revenues of $625,801, $583,777 and $860,126, respectively for the year ended June 30, 1999. Comparable revenues from these segments for the year ended June 30, 1998 were substantially less since the full-scale distribution of the Link debit and script terminals did not begin until April 1998, and the Movie Vision, One Medical and MedCard operations did not commence operations until January 1998, May 1998 and November 1998, respectively. During the year ended June 30, 1999 the Company began directing its efforts toward its medical operations. As a result of this change in focus, and as discussed above, the Company sold a major portion of its script terminals in June 1999. In connection with the sale of the script terminals, the Company recognized $210,000 of deferred gross profit.

      Selling, Marketing and General and Administration expenses (including depreciation) increased to nearly $7,400,000 during the year ended June 30, 1999 compared to $5,900,000 in the prior year primarily due to the following (after adjusting for the expenses related to the discontinued operations):

1) One Medical and Movie Vision were operating during all twelve months of fiscal 1999, compared to shorter periods in the prior year.

2) The Company acquired its MedCard operation in November 1998. As a result, only operations for the twelve-month period ending June 30, 1999 were affected by the expenses of this division.

3) Depreciation and amortization expense was $693,083 in the year ended June 30, 1999 compared to $474,372 in the prior period.

4) As a result of the sale of a portion of its script terminals, the Company incurred approximately $140,000 of commission expense in the quarter ended June 30, 1999.

5) The Company incurred one-time expenses related to the closing of offices in New Jersey and Modesto, California offices and in the termination of offices leases Florida.

6) The Company expensed approximately $120,000 in additional reserves against note receivables deemed uncollectible at June 30, 1999.

      During the year ended June 30, 1999 equity-based compensation increased to $2,540,338, which was 50% greater than the prior period. The Company issued shares of its common stock to pay for the services provided by employees and outside consultants retained for a number of projects.

Liquidity and Sources of Capital

      During the year ended June 30, 2000 the Company's operations used approximately $3,713,028 of cash. In order to fund its operating losses, the Company sold shares of its common stock in private placements. Approximately $6,200,000 was raised from the sale of 6,262,645 shares of common stock. The 6,262,645 shares of common stock were sold at the then prevailing prices or at discounts ranging from no discount from the market price to 23% of the then prevailing market price of the Company's common stock since the shares were restricted securities, as that term is defined in Rule 144 of the Securities and Exchange Commission. None of these shares were issued to employees of the Company. The Company also received $2,183,150 from the exercise of options and warrants for the purchase 1,332,873 shares of common stock at prices ranging from $0.44 to $5.00 per share. The Company also issued 536,668 shares of its common stock upon the exercise of warrants and options for the purchase of 660,000 shares of its common stock and the delivery of 123,332 shares of its common stock that had an aggregate fair market value equal to the exercise price under cashless exercise provisions. The Company also issued 1,895,629 shares of common stock in exchange for services and equipment valued at $1,759,173 that included 163,129 shares (valued at $471,442) issued to employees, officers and directors. Additionally, 844,385 shares of common stock were issued as settlement of outstanding liabilities totaling $681,497.

      During fiscal year 2000, the Company also issued shares for the following reasons:

      Acquisition of DCB                                          12,880
      Acquisition of intellectual property from DSM               24,249
      Acquisition of MedCard                                     100,000
      Conversion of Series A and C Preferred Stock             3,490,800
      Shares issued as partial payment of dividends
         on Series C Preferred Stock                              60,000
      Shares issued as penalties                                 533,331

      The total of all shares issued during the year ended June 30, 2000 was 15,093,460.

      The Company focused much of its attention during the year ended June 30, 2000 on building its corporate and operational organization and reconfiguring its operations to meet the needs of the current and future healthcare market. Some of the areas of focus included 1) building an infrastructure for its MedCard operations, 2) consummating the DCB transaction, 3) establishing the data warehouse facility for DCB in Florida, 4) gaining an understanding of the needs of the healthcare market in the United States for the Health Information Gateway, 5) marketing the Health Information Gateway in the United States, 6) building relationships with key entities in the healthcare market, 7) hiring experienced management to oversee different aspects of the business, and 8) building a cohesive team to form a single Company out of the different parts, including MedCard, DCB Czech and DCB United States.

      Additionally, the Company also completed several other accomplishments that will allow it to focus on operations during the year ending June 30, 2001. These included the retirement of the Series C stock, increasing the number of authorized shares and the settlement of various claims and liabilities.

      During the year ended June 30, 2000, the Company granted options and warrants for the purchase of 7,817,391 shares of common stock to officers, employees, consultants and other third parties. The exercise prices of the warrants relating to 139,667 shares of common stock were below the then prevailing market price of the Company's common stock on the date the warrants were granted because the exercise price was determined pursuant to the underlying document (loan or private placement document). The shares issuable upon the exercise of the warrants were restricted securities as that term is defined in Rule 144 of the Securities and Exchange Commission.

      Proceeds of $567,000 from the licensing of the One Medical Services Network were also used to fund the Company's operations.

      Because of the funds received from the private placement and exercise of options and warrants, the Company's working capital increased from a deficit of $974,495 to a positive $2,395,261. Stockholders equity increased from $4,106,606 to $11,150,196 and net tangible equity (stockholders equity less goodwill) increased from $3,787,307 to $9,125,223 during the same period.

      Non-current liabilities increased from $125,706 to $2,224,048. However, $2,110,382 pertains to deferred revenue, which will not result in the utilization of the Company's cash. This amount will be recognized as income over the applicable contract period, without the Company expending any cash.

     During September and October 2000, the Company received approximately $1,600,000 from the exercise of warrants to purchase 1,909,923 shares of its common stock at prices ranging from $0.56 to $1.00 per share. The Company issued five-year warrants to purchase 3,364,885 shares of its common stock at an exercise price of $5.00 per share to warrant holders exercising their warrants.

     The Company has received a lease commitment from an unrelated entity. This lease facility will provide the Company with up to $1,000,000 for equipment. The Company has already purchased approximately $300,000 of equipment that is expected to be covered under this facility and the amounts paid refunded to the Company. The Company anticipates it will utilize the balance by the end of calendar 2000.

     In September 2000, the Company signed an agreement with EMC Corporation whereby the Company obtained equipment under a three-year lease through EMC and issued a warrant to purchase 106,756 shares of the Company's common stock to EMC as part of the transaction. The equipment acquired will be used in the Company's storage service provider operations.

 The Company believes that both its MedCard and DCB operations will provide positive cash flow from operations during the year ending June 30, 2001, although both will operate under different strategies. MedCard will focus on generating a large number of small dollar transactions. While the sale of each MedCard unit will generate cash flow, residual processing fees are expected to generate the greatest cash flow. The Company believes the foundation and infrastructure are in place and the Company expects the MedCard revenue and cash flow will undergo rapid growth during the year ending June 30, 2001.

      DCB's cash flow will come from a comparatively small number of high dollar transactions. An outright sale or license of the software will yield the greatest upfront cash flow to the Company, plus cash in the future for maintenance and support. Transactions under the ASP alternative are expected to yield a long-term, continuous cash flow to the Company. However, because of the relative newness of the market, it is difficult to predict when the revenue and cash will be realized.

      The Company believes that with the funds received from the exercise of warrants in September and the lease facility it has adequate cash resources available until such time as positive cash flow is generated from operations. However, if the Company does need additional cash in the future, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There can be no assurance, however, that the Company will be successful in obtaining additional funding if is determined to be necessary. If the Company is unsuccessful in obtaining additional funding for its operations, the Company will, if necessary, either sell certain assets or divisions, reduce its operations or otherwise reorganize its operations so that its operating expenses would be less than its revenues. Other than the above mentioned lease facility, the Company does not have any available credit, bank financing or other external sources of liquidity.

      The Company's long-term debt consists entirely of obligations under capital leases. As of June 30, 2000 and 1999, the Company is in compliance with the covenants and provisions of these leases.

      In January 2000 the holders of the Company's Series C preferred shares converted the preferred shares into 3,490,000 shares of the Company's common stock. In payment of accrued dividends and other costs the Company made cash payments of $160,567 and issued 60,000 shares of its common stock plus warrants to the holders of the Series C preferred shares. The warrants allow the holder to purchase 132,000 shares of the Company's common stock at a price of $0.75 per share at any time prior to December 22, 2002. For assisting in arranging the conversion of the preferred shares, the Company issued 175,000 shares of common stock to a financial consultant.

ITEM 7.  FINANCIAL STATEMENTS

      See the financial statements attached to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     ---------------------------------------------------------------------------

      Not applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The Company's officers and directors are as follows:

Name                Age         Position

Mark Bennett           41           President and a Director
Michael Malet          52           Executive Vice President and a Director
Alan Ruben             43           Chief Accounting and Financial Officer
David Robinson         37           Vice President and Chief Technology Officer
Jeffrey Yablon         39           Vice President of Sales
Vladimir Havlena       44           Managing Director - DCB Actuaries and
                                     Consultants, s.r.o.
David Breslow          56           Director
Julio Curra            42           Director

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

     Michael Malet has been the Company's Vice President since November 1997 and has been a director of the Company since September 1997. Mr. Malet has been the President of New View Technologies, Inc., a wholly owned subsidiary of Link International Technologies, Inc., since July 1995. From 1986 to 1987 Mr. Malet was the President of Vending Control Systems, a manufacturer of video vending machines. Mr. Malet was a Sales Manager (1987-1990) and later President
(1991-1995) of Keyosk Corporation, a Company involved on the development and sale of intelligent on-line vending machines.

     Alan Ruben joined the Company as Chief Accounting and Financial Officer in October 1999. Prior to joining the Company, he was the Chief Financial Officer for Direct Container Line, Inc., an international shipping company. Previously Mr. Ruben was the Vice-President and Chief Financial Officer for Relsys International, Inc., a medical software development company. Mr. Ruben is a certified public accountant, licensed in the state of California. He began his career with Coopers & Lybrand and was in public accounting for eighteen years. He holds a Masters degree in Business Administration from California State University, Long Beach, as well as a Bachelors degree in business from the University of Southern California.

     David Robinson joined the Company as Vice President and Chief Technology Officer in April 2000. Prior to joining the Company, Mr. Robinson was the President of DCB Actuaries & Consultants, s.r.o., since 1991. In 1986, he founded DSM.net, a systems network integration company, and has served as its

President since inception. In 1998, Mr. Robinson was appointed to the Board of Directors of Woodrow Milliman, a worldwide actuarial and consulting firm.

     Jeffrey Yablon joined the Company as its Vice President of Sales in June 2000. Mr. Yablon was the Vice President of Sales for Olsten Health Service in New York. Previously, Mr. Yablon was employed by Abbott Laboratories for six years, in various capacities, including Director of Managed Care, Director of Marketing and Director of Alternate Site National Accounts. He is a Certified Healthcare Executive (CHE) of the American College of Health Care Executives and a member of the American Association of Health Plans. Mr. Yablon was a member of the Executive Board of the Metropolitan Healthcare Administrators Association. In addition to a bachelor's degree, he holds an MBA degree from Fairleigh Dickinson University.

     Vladimir Havlena became the Managing Director of the Company's wholly owned subsidiary, DCB Actuaries & Consultants, s.r.o. in April 2000. Mr. Havlena was a founder and had worked as the Managing Director of DCB Actuaries & Consultants, s.r.o. since 1991. Between 1987 and 1990 Mr. Havlena received several post-graduate degrees at the University of Brno, Czech Republic. Mr. Havlena graduated in 1981 from the Czech Technical University with a degree in engineering.

     David Breslow has been a director of the Company since March 1999. Since 1996 Mr. Breslow has been the Executive Director of United Pharmacists Network, Inc., a corporation involved in purchasing, management and providing other services to pharmacies. Between 1976 and 1995 Mr. Breslow owned and managed various pharmacies in the Los Angeles, California metropolitan area.

     Julio Curra has been a director of the Company since March 1999. Since 1996 Mr. Curra has been the president of All-Line Communications, Inc., a corporation involved in telecommunication sales. Between 1987 and 1996 Mr. Curra was the president of Julio Curra & Associates, a firm also involved in telecommunication sales.

      Key Employees

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

Citibank's Internet Bank. Ms. Signorille has over fifteen years of management experience, primarily in operations. Prior to her tenure with Citibank, she managed the day to day operations of a 36 branch banking network with assets in excess of 6 billion dollars.


      Ron Pizzolo became the president of the Company's MedCard division in June 2000. Previously, he had been providing services to the Company on a consulting basis under the terms of the original license agreement for the MedCard System. Mr. Pizzolo developed and managed many of the features of the MedCard System as the founder and president of MedCard Management Systems, Inc. Prior to his involvement with MedCard, he spent over twenty years with a major national insurance company supervising the settlement of personal injury claims.

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

Change in Management

     In September 1998 Cornelia Eldridge was appointed a director of the Company. In February 1999 Chet Howard, George Pursglove and Ms. Eldridge resigned as directors of the Company. In March 1999 David Breslow and Julio Curra were appointed directors of the Company. In October 1999, Alan Ruben was appointed Chief Accounting and Financial Officer after Ian Hart's employment contract as chief financial officer expired. In January 2000, Mr. Marvin Berger resigned as the Company's Vice President of Sales & Marketing. In April 2000, Mr. David Robinson and Mr. Vladimir Havlena joined the Company as its Vice-President and Chief Technology Officer and Managing Director of DCB Actuaries and Consultants, s.r.o., respectively. Mr. Jeffrey Yablon and Ms. Julie Signorille joined the Company in June 2000 as the Corporate Vice President of Sales and Director of Operations for the MedCard division, respectively. Mr. Ronald Pizzolo and Mr. Anthony Pizzolo also joined the Company as the President and Executive Vice President of the Company's MedCard division in June 2000.

ITEM 10.  EXECUTIVE COMPENSATION

      The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the fiscal years ended June 30, 2000 and 1999.

                                                         Other Annual
                                          Other Annual   Compensation  Options
    Name and       Fiscal Salary   Bonus  Compensation   Stock Awards  Granted
Principal Position  Year   (1)      (2)       (3)             (4)        (5)
------------------ ------ ------   -----  ------------   ------------  -------

Mark Bennett,       2000 $129,462 $112,350  $15,990        $136,648    800,000
 President and      1999 $128,482       --   $8,400              --  1,015,000
 Chief Executive
 Officer

Michael Malet,      2000 $104,942 $102,766   $9,200        $136,648    770,000
 Vice President     1999 $112,462       --   $8,400              --    925,000
 and Chief Operating
 Officer

Alan Ruben          2000  $77,539  $33,266       --         $98,535    500,000
  Chief Accounting  1999       --       --       --              --         --
  and Financial Officer

Robert Stevens      2000 $107,385   $3,044       --          $4,969    100,000
Director of         1999  $94,333       --       --              --     20,000
 Development
 and Information
 Technology

(1)  The dollar value of base salary (cash and non-cash) received.

(2)  The dollar value of bonus (cash and non-cash) received.

(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property. Amounts in the table represent automobile allowances.

(4) Amounts reflect the value of the shares of the Company's common stock issued as compensation for services. No restricted awards were issued to any of the above individuals .

      The table below shows the number of shares of the Company's Common Stock owned by the officers listed above, and the value of such shares as of June 30, 2000.
         Name                       Shares                  Value

      Mark Bennett                 262,400                $595,648
      Michael Malet                154,900                $351,623
      Alan Ruben                    51,679                $117,311
      Robert Stevens                 8,000                 $18,160

(5) The shares of Common Stock to be received upon the exercise of all stock options granted during the fiscal years shown in the table.

Employment Contracts

      In March 1999 the Company entered into employment agreements with Mark Bennett and Michael Malet. Each employment agreement provides for the following:

1. Term of three years.

2. Annual salary of $137,500 in the case of Mr. Bennett and $120,000 in the case of Mr. Malet. In January, 2000, the annual compensation being paid to Mr. Bennett and Mr. Malet was increased to $152,776 and $127,296, respectively.

3. Automobile allowance of $700 per month. Mr. Bennett is currently receiving an automobile allowance of $1,599 per month and Mr. Malet is currently receiving $1,000 per month.

4. Four weeks of paid vacations and the right to participate in any group medical, group life insurance or any other employee benefit plan that the Company may, from time to time, maintain.

5. Reimbursement for any medical, dental or optical expenses not covered by any Company group healthcare plan. No amounts have been reimbursed in this regard.

6. Disability benefits equal to the employee's salary payable to the employee for the remaining term of the employment agreement.

7. Premium payments for a $1,000,000 term life insurance policy with the beneficiary to be designated by the employee.

      In the event that there is a change in the control of the Company and the employee is terminated without cause or the employee resigns for cause then the Company is required to pay the employee a lump-sum amount equal to the employee's annual salary multiplied by 2.99. The term "resignation for cause" means there is a material change in the employee's authority, duties, compensation or activities.

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

      If following a change in control the employee is terminated without cause or the employee resigns for cause, all options granted to the employee will be fully vested.

      In October 1999, the Company entered into an employment agreement with Alan Ruben. The agreement provides for the following:

1. Term of two years.

2. Annual salary of $144,000 to be payable in cash and/or shares of the Company's common stock.

3. Three weeks of paid vacation and the right to participate in any group medical, group life insurance, or any other employee benefit plan that the Company may, from time to time, maintain.

4. Disability benefits equal to the employee's salary payable to the employee for a period of twelve months.

5. Options to purchase 100,000 shares of the Company's common stock at $1.00 per share under the Company's Incentive Stock Option Plan, with monthly vesting over two years.

6. A bonus of up to fifty percent (50%) of the employee's annual salary based upon criteria to be determined by the Board of Directors.

      In the event that the employee is terminated without cause or the employee resigns for cause, then the Company is required to pay the employee the lesser of the employee's annual salary or the salary to be paid to the employee during the remaining term of the employee's contract, with such payments payable on a monthly basis. The term "resignation for cause" means there is a material change in the employee's authority, duties, compensation or activities.

      If following a change in control the employee is terminated without cause or the employee resigns for cause, the employee shall receive the full remaining amount of the employee's compensation through the end of the employment agreement period.

      For purposes of the employment agreement, a change in the control of the Company means: (1) the acquisition by any person of more than 15% of the Company's common stock; (2) the acquisition by any person more than 50% of the voting capital stock of any subsidiary of the Company; (3) the merger of the Company with another entity if after such merger the shareholders of the Company do not own at least 85% of voting capital stock of the surviving corporation;
(4) the approval by the shareholders of the Company of a plan to liquidate or dissolve the Company; (5) the sale of substantially all of the assets of the Company; or (6) a change in a majority of the Company's directors which has not been approved by at least two-thirds of the incumbent directors.

      In the event the employee is terminated without cause or the employee resigns for cause, then all options granted to the employee will be fully vested.

      In March 2000, the Company entered into an employment agreement with Robert Stevens. The agreement provides for the following:

1. Term of three years.

2. Annual salary of $115,000.

3. Three weeks of paid vacation and the right to participate in any group medical, group life insurance or any of the employee benefit plans that the company may, from time to time, maintain.

4. Disability benefits equal to the employee's salary payable to the employee for a period of twelve months.

5. Options to purchase 100,000 shares of the Company's common stock at $5.00 per share, with 40,000 under the Company Incentive Stock Option Plan and 60,000 under the Non-Qualified Stock Option Plan, with monthly vesting over two years.

6. A Bonus of up to fifty percent (50%) of the employee's annual salary based upon criteria to be determined by the Board of Directors.

      In the event that the employee is terminated without cause or the employee resigns for cause, then the Company is required to pay the employee the lesser of the employee's annual salary or the salary to be paid to the employee during the remaining term of the employee's contract, with such payments payable on a monthly basis. The term "resignation for cause" means there is a material change in the employee's authority, duties, compensation or activities, or if there is a change in control of the Company.

      For purposes of the employment agreement, a change in the control of the Company means: (1) the acquisition by any person of more than 15% of the Company's common stock; (2) the acquisition by any person more than 50% of the voting capital stock of any subsidiary of the Company; (3) the merger of the Company with another entity if after such merger the shareholders of the Company do not own at least 85% of voting capital stock of the surviving corporation;
(4) the approval by the shareholders of the Company of a plan to liquidate or dissolve the Company; (5) the sale of substantially all of the assets of the Company; or (6) a change in a majority of the Company's directors which has not been approved by at least two-thirds of the incumbent directors.

      In the event the employee is terminated without cause or the employee resigns for cause, then all options granted to the employee will be fully vested.

Options Granted During Fiscal Year Ending June 30, 2000

     The following tables set forth information concerning the options granted, during the fiscal year ended June 30, 2000, to the persons named below, and the fiscal year-end value of all unexercised options (regardless of when granted) held by these persons.

            Number of Shares          % of Total Options    Exercise
             Granted under   Type    Granted to Employees  Price Per  Expiration
Name            Option      of Plan      in Fiscal Year      Share       Date
--------------------------------------------------------------------------------

Mark Bennett   500,000     Non-Qualified       13%           $0.56      11/17/04
                20,000     Incentive           --%           $5.00      03/01/05
               280,000     Not under plan       7%           $5.00      03/01/05
               -------                          -
               800,000                         20%
               =======                         ==

Michael Malet  470,000     Non-Qualified       12%           $0.56      11/17/04
                20,000     Incentive           --%           $5.00      03/01/05
               280,000     Not under plan       7%           $5.00      03/01/05
               -------                          -
               770,000                         19%
               =======                         ==

Alan Ruben     100,000     Incentive            2%           $1.00      10/18/02
               300,000     Non-Qualified        8%           $0.56      11/17/04
                10,000     Incentive           --%           $5.00      03/01/05
                90,000     Not under plan       2%           $5.00      03/01/05
                ------                          -
               500,000                         12%
               =======                         ==

Robert Stevens  40,000     Incentive            1%           $5.00      03/01/05
                60,000     Non-Qualified        1%           $5.00      03/01/05
                ------                          -
               100,000                          2%
               =======                          =

     All options issued to Mr. Bennett and Mr. Malet were fully vested upon granting of the option.

     The options issued to Mr. Ruben that expire in 2002 and all options issued to Mr. Stevens vest monthly over two years. The options issued to Mr. Ruben that expire in 2005 vest monthly over one year and the other options issued to Mr. Ruben are fully vested.

Option Exercises in Last Fiscal Year and Fiscal Year-End Values

                                                Number of       Value of Unexer-
                                           Securities Underlying  cised In-the-
                                            Unexercised Options   Money Options
                                             at June 30, 2000   at June 30, 2000
                 Shares                     ------------------  ----------------
                Acquired         Value         Exercisable/       Exercisable/
Name          on Exercise (1)  Realized (2) Unexercisable (3)  Unexercisable (4)
-----------------------------  ------------ -----------------  -----------------

Mark Bennett       --             --           2,375,500/--      $2,764,698/--
Michael Malet      --             --           2,152,000/--      $2,502,603/--
Alan Ruben         --             --        358,333/141,667   $554,583/$84,667
Robert Stevens     --             --          32,500/87,500     $8,467/$16,933

   (1)The number of shares received upon exercise of options during the fiscal year ended June 30, 2000.

   (2)With respect to options exercised during the Company's fiscal year ended June 30, 2000, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

   (3)The total number of unexercised options held as of June 30, 2000, separated between those options that were exercisable and those options that were not exercisable.

   (4)For all in the money unexercised options held as of June 30, 2000, the excess of the market value of the stock underlying those options (as of June 30, 2000) and the exercise price of the option

Long Term Incentive Plans - Awards in Last Fiscal Year

      None.

Employee Pension, Profit Sharing or Other Retirement Plans

      The Company reactivated its 401(k) Plan (originally established by New View Technologies) in June 2000. All United States based full-time employees are eligible to participate on the first day of a calendar quarter after the employee completes ninety days of employment with the Company. Participants can contribute the lesser of fifteen percent of their compensation or the federally mandated maximum amount (currently $10,500). The Company matches the employees' contributions fifty percent of the first six percent, or a maximum of three percent of salary. Employees are fully vested in amounts they contribute and vest twenty percent per year over five years on Company contributions

      Except as noted above and as provided in the Company's employment agreements with its executive officers and other personnel, the Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although the Company may adopt one or more of such plans in the future.

Compensation of Directors

      Effective July 1, 2000, the Company agreed to pay each member of the Board of Directors $50,000 per year, payable in semi-annual installments at the beginning of each six month period. Prior to this time, the Company had no standard arrangement pursuant to which directors of the Company were compensated for any services provided as a director or for committee participation or special assignments.

      During the year ending June 30, 2000, Mr. Breslow and Mr. Curra each received 12,500 shares of the Company's common stock valued at $29,069 and options to purchase 162,500 shares of the Company's common stock. The options granted to each director were as follows:

    Options         Type of       Exercise               Expiration
    Granted          Plan          Price      Date         Vesting
--------------------------------------------------------------------------------

    112,500      Non-Qualified    $0.56     11/17/04      Fully vested

     20,000      Non-Qualified    $5.00     03/01/05      Vested monthly
                                                          over one year
     30,000      Not under plan   $5.00     03/01/05      Vested monthly
                                                          over one year

      Except as disclosed elsewhere in this report no director of the Company received any form of compensation from the Company during the year ended June 30, 2000.

Stock Option and Bonus Plans

      The Company has Incentive Stock Option Plans, Non-Qualified Stock Option Plans and Stock Bonus Plans. A summary description of each Plan follows. In some cases these three Plans are collectively referred to as the "Plans".

Incentive Stock Option Plans

      The Incentive Stock Option Plans authorize the issuance of options to purchase up to 2,500,000 shares of the Company's Common Stock (including shares from the year 2000 Incentive Stock Option Plan, as discussed below), less the number of shares already optioned under this Plan. Only officers and employees of the Company may be granted options pursuant to the Incentive Stock Option Plans.

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

      2. In the event of an option holder's death while in the employ of the Company, his legatees or distributes may exercise (prior to the option's expiration) the option as to any of the shares not previously exercised.

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

      5. The purchase price per share of Common Stock purchasable under an option is determined by the Board of Directors, but cannot be less than the fair market value of the Common Stock on the date of the grant of the option (or 110% of the fair market value in the case of a person owning the Company's stock which represents more than 10% of the total combined voting power of all classes of stock).

      In June 2000, the Company's shareholders ratified the Company's year 2000 Incentive Stock Option Plan, which provides that up to 1,000,000 shares of common stock may be issued upon the exercise of options granted pursuant to the year 2000 Incentive Stock Option Plan. No options have been granted under this Plan as of June 30, 2000.

      During the year ended June 30, 2000, the Company granted both Mr. Bennett and Mr. Malet options to purchase 20,000 shares of the Company's common stock. The options may be exercised at any time prior to March 1, 2005 at an exercise price of $5.00 per share. The Company granted Mr. Ruben an option to purchase 100,000 shares at $1.00 per share with monthly vesting over two years expiring October 18, 2002, and another option to purchase 10,000 shares at $5.00 per share with monthly vesting over one year and expiring March 1, 2005. The Company also granted an option to Mr. Stevens to purchase 40,000 shares at $5.00 per share with monthly vesting over two years and expiring on March 1, 2005. These options were granted pursuant to the Company's Incentive Stock Option Plans.

Non-Qualified Stock Option Plans.
--------------------------------

      The Non-Qualified Stock Option Plans authorize the issuance of options to purchase up to 5,000,000 shares of the Company's Common Stock (including shares for the year 2000 Non-Qualified Stock Option Plan as discussed below), less the number of shares already optioned under this Plan. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by the Board of Directors but cannot be less than the market price of the Company's Common Stock on the date the option is granted.

      Options granted pursuant to the Plan not previously exercised terminate upon the expiration of the option, which must occur no later than five (5) years from the date the option was granted.

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

      During the year ended June 30, 2000, the Company granted Mr. Bennett, Mr. Malet and Mr. Ruben options to purchase 500,000, 470,000 and 300,000 shares, of the Company's common stock, respectively. The options may be exercised at any time prior to November 17, 2004 at an exercise price of $0.56 per share. The Company granted Mr. Stevens an option to purchase 60,000 shares of common stock at $5.00 per share with monthly vesting over two years and expiring March 2005. These options were granted pursuant to the Company's Non-Qualified Stock Option Plans.

Stock Bonus Plans.
-----------------

      Up to 2,400,000 shares of Common Stock (including shares authorized by the 2000 Stock Bonus Plan as discussed below) may be granted under the Stock Bonus Plans. Such shares may consist, in whole or in part, of authorized but unissued shares or treasury shares. Under the Stock Bonus Plans, the Company's employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares; provided, however, that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

      In June 2000, the Company's shareholders ratified the Company's year 2000 Stock Bonus Plan, which provides that up to 500,000 shares of common stock may be issued as bonuses pursuant to the year 2000 Stock Bonus Plan. No Shares have been issued under this plan as of June 30, 2000.

Other Options

      During the year ended June 30, 2000, the Company granted both Mr. Bennett and Mr. Malet options to purchase 280,000 shares of the Company's common stock. The options may be exercised at any time prior to March 1, 2005 at an exercise price of $5.00 per share. The Company also granted an option to purchase 90,000 shares to Mr. Ruben at $5.00 per share with monthly vesting and expiring on March 1, 2005. These options were not granted pursuant to the Company's Incentive or Non-Qualified Stock Option plans.

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

      In the discretion of the Board of Directors, any option granted pursuant to the Plans may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. The Board of Directors may also accelerate the date upon which any option (or any part of any options) is first exercisable. Any shares issued pursuant to the Stock Bonus Plan and any options granted pursuant to the Incentive Stock Option Plan or the Non-Qualified Stock Option Plan will be forfeited if the "vesting" schedule established by the Board of Directors at the time of the grant is not met. For this purpose, vesting means the period during which the employee must remain an employee of the Company or the period of time a non-employee must provide services to the Company, unless specifically covered by an act addressed in an employee's employment agreement. At the time an employee ceases working for the Company (or at the time a non-employee ceases to perform services for the Company), any shares or options not fully vested will be forfeited and cancelled. In the discretion of the Board of Directors payment for the shares of Common Stock underlying options may be paid through the delivery of shares of the Company's Common Stock having an aggregate fair market value equal to the option price. A combination of cash and shares of Common Stock may also be permitted at the discretion of the Board of Directors.

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

Summary.
-------

      The following sets forth certain information as of September 15, 2000, concerning the stock options and stock bonuses granted by the Company pursuant to its Plans. Each option represents the right to purchase one share of the Company's Common Stock.

                       Total Shares  Shares Reserved    Shares      Remaining
                         Reserved    for Outstanding   Issued As  Options/Shares
Name of Plan            Under Plan       Options      Stock Bonus   Under Plan
------------            ----------    --------------  -----------  -------------

1998 Incentive Stock
   Option Plan          1,500,000       1,171,833          N/A        328,167
2000 Incentive Stock
   Option Plan          1,000,000              --          N/A      1,000,000
1996 Non-Qualified
   Stock Option Plan    1,500,000       1,500,000          N/A              0
1998 Non-Qualified
   Stock Option Plan    1,500,000       1,462,000          N/A         38,000
2000 Non-Qualified
   Stock Option Plan    2,000,000              --          N/A      2,000,000
1996 and 1998 Stock
   Bonus Plans          1,500,000             N/A    1,497,625          2,375
1999 Stock Bonus Plan     900,000             N/A      409,750        490,250
2000 Stock Bonus Plan     500,000             N/A           --        500,000

Stock Bonuses

      The Company, in accordance with the terms of its Stock Bonus Plans, has issued shares of Common Stock to certain Company officers, employees, directors and consultants. The following persons (including former officers and directors) received shares of the Company's common stock as stock bonuses:

                                    Shares Issued as Stock Bonus
                          ------------------------------------------------------
    Name                  1996       1997       1998      1999       2000
    ----                  ----       ----       ----      ----       ----

Mark Bennett                                    18,750              37,500
Michael Malet                        5,000      16,250              37,500
Alan Ruben                                                          51,679
Robert Stevens                                                       1,000
Other employees and
 consultants as a group  461,250   111,875     174,000  710,500    282,071
                         -------   -------     -------  -------    -------
                         461,250   116,875     209,000  710,500    409,750
                         =======   =======     =======  =======    =======

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

     The following table sets forth, as of September 15, 2000, information with respect to the only persons owning beneficially 5% or more of the outstanding Common Stock and the number and percentage of outstanding shares owned by each director and officer and by the officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of Common Stock.

                                                             Percent of
Name and Address                     Shares Owned (1)         Class (2)
----------------                     -----------------      -------------

Mark Bennett                             262,400                  1%
18001 Cowan, Suite C&D
Irvine, CA 92614

Michael Malet                            154,900                  *
18001 Cowan, Suite C&D
Irvine, CA 92614

Alan Ruben                                51,679                  *
18001 Cowan, Suite C&D
Irvine, CA 92614

David Robinson                                --                  *
6810 New Tampa Highway, #600
Lakeland, FL  33815

Jeffrey Yablon                             1,000                  *
1767 Veterans Memorial Hwy. #6
Islandia, NY  11722

David Breslow                             17,000                  *
701 N. Brand, #380
Glendale, CA  91203

Julio Curra                               12,500                 --
1767 Veterans Memorial Hwy. #6
Islandia, NY  11722                      _______               ____

Officers and Directors as a
Group (7 persons)                        499,479                 2%
                                         =======              =====

*  Less than 1%

(1) Excludes shares issuable prior to December 31, 2000 upon the exercise of options or warrants granted to the following persons:

      Name                   Options exercisable prior to December 31, 2000
      ----                   ----------------------------------------------

      Mark Bennett                        2,375,500
      Michael Malet                       2,152,000
      Alan Ruben                            433,333
      David Robinson                        149,556
      Jeffrey Yablon                             --
      David Breslow                         160,000
      Julio Curra                           150,000

(2) Excludes any shares issuable upon the exercise of any warrants or options or upon the conversion of any promissory notes or other convertible securities.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

      During the year ended June 30, 2000, the Company purchased $218,936 and $23,106 of equipment and services, respectively, from DSM.net, a company owned by David Robinson, an officer of the Company. The Company believes that it purchased such goods and services at prices equal to or below what it could have purchased such amounts from an unrelated party

      As described in Item 1, the Company may issue to the former owners of One Medical Services, LLC up to 1,485,000 additional shares of common stock. David Breslow, a member of the Company's Board of Directors, is the Executive Director of an entity that owned forty percent (40%) of One Medical Services, LLC. This transaction was consummated before Mr. Breslow became a Member of the Company's Board of Directors.

      See "Stock Option and Bonus Plans" in Item 10 of this report for information concerning stock options and stock bonuses granted to the Company's present officers and directors.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------

         Exhibits                                          Page Number

1        Underwriting Agreement                                 N/A
                                                      ----------------------

3.1      Certificate of Incorporation,                           (1)
                                                      ------------------------
          as amended

3.1.1    Amendment to Articles of Incorporation                  (1)
                                                      ------------------------

3.2      Bylaws                                                  (1)
                                                      ------------------------

4.1      Incentive Stock Option Plan                             (3)
                                                      ----------------------

4.2      Non-Qualified Stock Option Plans                        (3)
                                                      ----------------------

4.3      Stock Bonus Plans                                       (3)
                                                      ----------------------

4.4      Designation of Series C Preferred Stock                 (2)
                                                      ----------------------

4.5      Certificate of Designation of the Powers,               (4)
         Preferences and Relative, Participating,     ----------------------
         Optional and Other Special Rights of
         Preferred  Stock  and  Qualifications,
         Limitations  and  Restrictions thereof,
         relating to Series D Cumulative Convertible
         Preferred Stock.

10.      Series C Preferred Stock Purchase Agreement,
         Escrow Agreement, Registration Rights Agreement         (2)
                                                         -------------------
         and Form of Warrant

10.1     Agreement relating to acquisition
         of Medcard System                                       (5)
                                                          ------------------

10.2     Agreement relating to sale of assets of Link
         International                                           (5)
                                                         -------------------

10.3     Employment Agreement with Mark Bennett                  (5)
                                                         -------------------

10.4     Employment Agreement with Michael Malet                 (5)
                                                         -------------------

10.5     July 1999 Licensing Agreement relating                  (3)
         to One Medical System.                          -------------------


10.6     Shareholder Agreement dated March 31,                   (4)
         2000 between Medcom USA, Inc. and               -------------------
         Vladimir Havlena.

10.7     Shareholder Agreement dated March 31,                   (4)
         2000 between Medcom USA, Inc. and               -------------------
         Vladimir Kanovsky.

10.8     Shareholder Agreement dated March 31,                   (4)
         2000 between Medcom USA, Inc. and Petr Hamza.   -------------------

10.9     Shareholder Agreement dated March 31, 2000              (4)
         between Medcom USA, Inc. and Martin Chvatal.    -------------------

10.10    Shareholder Agreement dated March 31, 2000              (4)
         between Medcom USA, Inc. and Pavel Juranek.     -------------------

10.11    Shareholder Agreement dated March 31, 2000              (4)
         between Medcom USA, Inc. and Karel Barak.       ------------------

10.12    Supplement to Shareholder Agreement, dated              (4)
         April 13, 2000, between Medcom USA, Inc. and    ------------------
         Vladimir Kanovsky.

10.13    Supplement to Shareholder Agreement, dated              (4)
        April 13, 2000, between Medcom USA, Inc. and     ------------------
         Petr Hamza.

10.14    Supplement to Shareholder Agreement, dated              (4)
         April 13, 2000, between Medcom USA, Inc. and    ------------------
         Martin Chvatal.

10.15    Supplement to Shareholder Agreement, dated              (4)
         April 13, 2000, between Medcom USA, Inc. and    ------------------
         Pavel Juranek.

10.16    Supplement to Shareholder Agreement, dated              (4)
         April 13, 2000, between Medcom USA, Inc. and    ------------------
         Karel Barak.

10.17    Share Purchase Agreement dated as of April 15,          (4)
         2000 by and among DCB Actuaries and             ------------------
         Consultants, SRO, David Robinson, Vladimir
         Havlena and Medcom USA, Inc.

10.18    Technology Purchase Agreement dated as of               (4)
         April 15, 2000 by and between DSM, LLC and      ------------------
         Medcom USA, Inc.

10.19    Amendment to License Agreement between                  (6)
         Dream Technologies, LLC, MedCard Management     ------------------
         Systems, Inc. and MedCom USA, Incorporated.

23       Consent of Ehrhardt Keefe Steiner
         & Hottman, PC                                to be filed by amendment

(1) Incorporated by reference to the same exhibit filed as part of Medcom's Registration Statement on Form SB-2 (Commission File No. 33-70546-A).

(2) Incorporated by reference, and as same exhibit number, from the Company's report on 8-K dated December 14, 1998.

(3)Incorporated by reference to the same exhibit filed with the Company's Annual Report on Form 10-KSB/A for the year ending June 30, 1999.

(4) Incorporated by reference to the same exhibit filed with the Company's 8-K Report dated April 15, 2000.

(5)  Incorporated by reference to the same exhibit filed with Amendment No. 2 to
     Company's   Registration   Statement  on  Form  S-3  (Commission  File  No.
     333-71179).

(6) Incorporated by reference to the same exhibit filed with Amendment No. 5 to the Company's Registration Statement on Form S-3 (Commission File No. 333-71179)


8-K Reports

      During the quarter ending June 30, 2000 the Company filed an 8-K Report (dated April 15, 2000) which disclosed the acquisition of DCB Actuaries & Consultants.

      The Company filed a subsequent 8-K report which contained the audited financial statements of DCB Actuaries & Consultants.

                              FINANCIAL STATEMENTS

                    Medcom USA Incorporated AND SUBSIDIARIES


                                Table of Contents


                                                                        Page

Independent Auditors' Report..................................... ......F - 1

Financial Statements

   Consolidated Balance Sheet...........................................F - 2

   Consolidated Statements of Operations................................F - 3

   Consolidated Statement of Stockholders' Equity.. ....................F - 4

   Consolidated Statements of Cash Flows................................F - 7

Notes to Consolidated Financial Statements..............................F - 8

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
MedCom USA, Incorporated and Subsidiaries
Irvine, California


We have audited the accompanying consolidated balance sheet of MedCom USA, Incorporated and Subsidiaries as of June 30, 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MedCom USA, Incorporated and Subsidiaries as of June 30, 2000 and the results of their operations and cash flows for the years ended June 30, 2000 and 1999 in conformity with generally accepted accounting principles.





                                           Ehrhardt Keefe Steiner & Hottman PC
September 6, 2000
Denver, Colorado

                           Consolidated Balance Sheet
                                  June 30, 2000

                                     Assets
Current assets
   Cash and cash equivalents                             $2,043,603
   Accounts receivables, less allowance for doubtful        919,805
    accounts of $269,810
   Inventories                                              219,953
   Prepaid expenses                                         262,576
   Royalty advances (Notes 4 and 14)                        676,353
   Notes receivable, current portion (Note 2)                48,000
                                                         ----------
         Total current assets                             4,170,290

Property and equipment, net (Note 3)                      4,163,830
                                                         ----------

Other assets
   Notes receivable less allowance of $150,000
         (Note 2)                                           718,500
   DSM intellectual property, net of accumulated
       amortization of $ 136,997 (Note 4)                 3,150,934

   Goodwill, net of accumulated amortization of
         $469,278 (Note 4)                                2,024,973
   Contracts, net of accumulated amortization of
        $92,241 (Note 4)                                    821,550
   Other                                                     99,196
                                                         ----------
         Total other assets                               6,815,153
                                                         ----------

Total assets                                             $15,149,273
                                                         ===========

                      Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable (Note 17)                            $  592,306
   Other current liabilities (Note 5)                       818,085
   Note payable (Note 8)                                     25,000
   Current obligations under capital leases (Note 8)         59,616
   Dividends payable                                         23,750
   Deferred revenue (Note 6)                                256,272
                                                        -----------
         Total current liabilities                        1,775,029

Long-term liabilities
   Obligations under capital lease (Note 8)                 113,666
   Non-current portion of deferred revenue (Note 6)       2,110,382
                                                        -----------
         Total liabilities                                3,999,077
                                                         ----------
Commitments and Contingencies (Notes 9 and 14)

Stockholders' equity (Notes  11 and 12)
   Convertible preferred stock, Series A  $.001 par
    value, and Series D, $.01 par value, 52,900
    shares authorized 50,000 (A), 2,900 (D), 7,100               33
    shares issued and outstanding (A) 4,250 and (D)
    2,850 at June 30, 2000
    (liquidation preference of $2,935,000)
   Common stock $.0001 par value 80,000,000 shares
    authorized, 31,820,966 issued and outstanding             3,182
   Additional paid in capital                            47,448,976
   Accumulated deficit                                  (36,300,132)
       Currency translation (loss)                           (1,863)
                                                        ------------
         Total stockholders' equity                      11,150,196
                                                         ----------
Total liabilities and stockholders' equity              $15,149,273
                                                         ===========


                 See notes to consolidated financial statements

                      Consolidated Statements of Operations

                                                       Year  Ended June 30,
                                                      2000              1999
Revenue (Note 13)
   Sales                                        $    848,434       $   775,967
   Rental                                            680,331           830,153
   Service                                         1,158,137           606,256
   Software Development                              566,587                --
                                                 -----------       -----------
        Total revenue                              3,253,489         2,212,376
                                                  -----------       -----------

Cost  of   sales   and   services,   exclusive   of
depreciation  and  amortization   shown  separately
below (Note 13)
   Sales                                             647,262           249,249
   Rental                                            347,743           385,919
   Service                                           425,982           459,886
   Software Development                              138,561                --
                                                ------------      ------------
            Total cost of sales and services       1,559,548         1,095,054
                                                ------------      ------------
Gross profit                                       1,693,941         1,117,322
                                                ------------      ------------

Operating expenses
   General and administrative (Note 11)            6,369,709         5,844,024
   Depreciation and amortization                   1,312,238           697,083
   Selling and marketing                             873,519           883,686
   Research and development                           95,263                --
   Loss on impairment of patents (Note 1)            255,229                --
   Loss on write-off of script machines (Note 8)      80,018                --
                                                ------------      ------------
        Total expenses                             8,985,976         7,424,793
                                                ------------      ------------

Operating loss                                    (7,292,035)       (6,307,471)
                                                -------------     -------------
Other income (expense)
   Interest expense                                 (128,980)         (337,153)
   Interest income                                   115,227            28,772
   Other income                                         (823)            7,500
                                                 -------------     ------------
        Total Other income (expense)                (14,576)         (300,881)
                                                -------------     -------------

Loss from continuing operations before
      income taxes                                 (7,306,611)       (6,608,352)
Income tax provision (Note 10)                         45,290                --
                                                 ------------      ------------
Net loss from continuing operations                (7,351,901)       (6,608,352)
Discontinued operations (Note 16):
   Net loss from discontinued operations             (427,979)         (480,608)

   Loss from disposal of discontinued operations     (451,149)               --
                                                  -------------    ------------
Total loss from discontinued operations              (879,128)         (480,608)
                                                  -------------   -------------

Net loss                                            (8,231,029)     (7,088,960)
Preferred stock dividend                               (80,174)       (483,025)
                                                  -------------     ------------

Net loss applicable to common shareholders          (8,311,203)     (7,571,985)

Other comprehensive loss
   Currency translation loss                            (1,863)              --
                                                  --------------   -------------
Comprehensive loss applicable to common        $    (8,313,066)      (7,571,985)
   shareholders                                   ==============================
Basic  and  diluted loss per common share from
      continuing operations                               (.30)       $  (0.66)
Basic and diluted loss per common share from
  discontinued operations                                 (.04)            .05
                                                           ---             ---

Basic and diluted net loss per common share           $   (.34)        $ (0.71)
                                                          ====           ======

Weighted average common shares  outstanding
  (Notes 11 and 12)                                  24,431,551      10,667,142
                                                    ===========    ============

                 See notes to consolidated financial statements

Consolidated Statement of Stockholders' Equity - Years Ended June 30, 2000 and 1999


                                       Preferred Stock
                        ---------------------------------------------
                        Series A & B       Series C        Series D         Common Stock
                                                                                            Additional  Accumu-   Currency
                            # of            # of            # of             # of            Paid-in    lated    Translation
                           Shares  Amount  Shares  Amount  Shares  Amount   Shares  Amount   Capital    Deficit   Gain/Loss   Total


Balance - June 30,
  1998                    125,250   $125       --      --      --      --  7,959,033  $796 $22,646,232 $(20,416,944)   -- $2,230,209

Issuance of common
 stock for cash
 ranging from $.44
 to $1.00 per share,
 net of $307,925 of
 offering costs                --      --      --      --      --      --  3,636,879   364   2,552,748         --      --  2,553,112

Issuance of preferred
 stock at $1,000 per
 share, net of $253,154
 and issuance of common
 stock for offering costs      --      --   1,745      $2      --      --    134,769    13   1,871,830   (425,000)     --  1,446,845

Issuance of common stock
  for services and equipment   --      --      --      --      --      --  2,607,950   261   2,340,162         --          2,340,423

Issuance of common stock
  for accounts payable--       --      --      --      --      --      --    150,700    15     123,415         --      --    123,430

Imputed value of stock
 option grants in exchange
 for consulting and other
 services                      --      --      --      --      --      --         --    --     424,671         --      --    424,671

Issuance of common stock
 for conversion of notes
 payable, franchise
 deposits and accrued
 interest                      --      --      --      --      --      --  2,109,975   211   1,672,786         --      --  1,672,997

Issuance of common stock
 and warrants in connection
 with MedCard license
 acquisition                   --      --      --      --      --      --    100,000    10     461,894         --      --    461,904

Conversion of Preferred
  Stock                  (116,000)   (116)     --      --      --      --     28,200     3         113         --      --         --

Dividend on Series C
  Preferred Stock              --      --      --      --      --      --         --    --          --    (58,025)     --   (58,025)

Net loss for the year ended
  June 30, 1999                --      --      --      --      --      --         --    --          --  (7,088,960)   -- (7,088,960)
 ----------             ------------------------------------------------------------------------------------------------------------

Balance - June 30, 1999     9,250     $ 9  1,745      $ 2     --     --   16,727,506 $1,673 $32,093,851 $(27,988,929) --  $4,106,606
                        ============================================================================================================

Consolidated Statement of Stockholders' Equity - Years Ended June 30, 2000 and 1999


                                       Preferred Stock
                        ---------------------------------------------
                        Series A & B       Series C        Series D         Common Stock
                                                                                            Additional  Accumu-   Currency
                            # of            # of            # of             # of            Paid-in    lated    Translation
                           Shares  Amount  Shares  Amount  Shares  Amount   Shares  Amount   Capital    Deficit   Gain/Loss   Total


Balance - June 30, 1999    9,250   $    9    1,745  $   2      --      -- 16,727,506 $1,673 $32,093,851 $(27,988,929)  -- $4,106,606


Issuance of common
 stock for cash ranging
 from $.45 to $4.00 per
 share, net of $590,075
 of expenses                  --       --       --     --      --      --  6,262,645    626   6,161,247           --   --  6,161,873

Acquisition of MedCard
  System                      --       --       --     --      --      --    100,000     10     758,988           --   --    758,998

Acquisition of DCB Actuaries
  and Consultants, s.r.o.     --       --       --     --     494       $5    12,880      1     535,621           --   --    535,627

Acquisition of intellectual
  property from DSM, LLC      --       --       --     --   2,356       24    24,249      2   2,434,346           --   --  2,434,372

Issuance of common stock
  and warrants as required by
  existing agreements         --       --       --     --      --       --   533,331     53     103,264           --   --    103,317

  Conversion of series C
     stock                    --       --   (1,745)    (2)     --       -- 3,490,000   349    (137,622)           --   -- (137,275)

Stock dividends related to
  Series C                    --       --       --     --      --       --    60,000      6      19,270           --   --     19,276

Issuance of common stock in
  exchange for preferred
  stock                   (5,000)      (5)      --     --      --       --       800      0         152           --   --        147

Issuance of common stock
  for services and equipment  --       --       --     --      --       -- 1,732,500   174   1,287,557            --   -- 1,287,731

Issuance of common stock
  for accounts payable and
  lease payments              --       --       --     --      --       --   256,839     26     185,587           --   --    185,613

Imputed value of stock warrant
  grants in exchange for consulting
  services and other items    --       --       --     --      --       --        --     --     856,501           --   --    856,501


Consolidated Statement of Stockholders' Equity - Years Ended June 30, 2000 and 1999


                                       Preferred Stock
                        ---------------------------------------------
                        Series A & B       Series C        Series D         Common Stock
                                                                                            Additional  Accumu-   Currency
                            # of            # of            # of             # of            Paid-in    lated    Translation
                           Shares  Amount  Shares  Amount  Shares  Amount   Shares  Amount   Capital    Deficit   Gain/Loss   Total


Issuance of common stock
  to employees and directors  --       --      --      --      --      --    163,129    16    471,426                        471,442

Exercise of warrants and
  options                     --       --      --      --      --      --   1,869,541  187   2,182,963       --       --   2,183,150

Dividend on Series C and
  D Preferred stock           --       --      --      --      --      --          --   --          --  (80,174)      --    (80,174)

Issuance of common stock
  for conversion of notes
  payable and accrued
  interest                    --       --      --      --      --      --    587,546    59     495,825       --       --     495,884

Net loss for the year ended
  June 30, 2000               --       --      --      --      --      --         --    --         --  (8,231,029)    -- (8,231,029)

Currency translation (loss)   --       --      --      --      --      --         --    --         --         --  $(1,863)   (1,863)
                          ----------------------------------------------------------------------------------------------------------
Balance  - June 30, 2000   4,250   $4     0       $0  2,850  $29  31,820,966  $3,182  $47,448,976 ($36,300,132) $(1,863) $11,150,196
                         ===========================================================================================================


                See notes to consolidated financial statements.


                    MEDCOM USA, INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                                                          Year Ended June 30,
                                                   -----------------------------

                                                      2000             1999
                                                   -----------      ----------
Cash flows from operating activities
   Net loss                                        $(8,231,029)     $(7,088,960)

   Adjustments to reconcile net loss to net
    cash used in operating activities
     Depreciation and amortization                   1,312,238          697,083
     Loss from discounted operations                   879,128          480,608
     Imputed value of options granted for              718,733          424,671
      services and other intems
     Impairment of patents                             255,229               --
     Loss on write-off of script machines               80,018               --
     Provision for uncollectible accounts              311,980          100,567
     Stock issued for services and other
      items                                          1,691,967        2,425,072
     Recognition of deferred revenue                   (92,147)              --
     Loss on disposal of fixed assets                   94,682               --
     Other                                              35,822               --
    Changes in assets and liabilities
       Accounts receivables                           (624,127)        (126,156)
       Inventories                                      46,437          (53,564)
       Prepaid expenses                                (56,707)          (7,670)
       Royalty advances                               (160,446)        (515,907)
       Other assets                                    (78,295)           5,851
       Accounts payable                               (122,416)         229,526
       Accrued expenses                                225,905           40,425
                                                      --------         --------
                                                     4,518,001        3,700,506
                                                     ---------       ----------
         Net cash used in operating activities      (3,713,028)      (3,388,454)
                                                    ----------       ----------

Cash flows from investing activities
   Collection of notes receivable                       39,000               --
   Acquisition costs paid,
      net of cash acquired                          (1,436,500)        (462,154)
   Acquisition costs paid for DSM
      intellectual property                           (853,560)              --
   Capital expenditures                               (339,787)         (57,398)
                                                     ----------       ----------
         Net cash used in investing activities      (2,590,847)        (519,552)
                                                    -----------       ----------

Cash flows from financing activities
   Proceeds from issuance of long-term debt                 --          537,892
   Payments under capital lease obligation             (45,257)        (127,216)
   Proceeds from issuance of common and
      preferred stock, net                           6,162,020        3,999,957
   Proceeds from exercise of warrants and options    2,286,467               --
   Fees related to retirement of Series C Stock       (137,275)              --
   Dividends paid                                      (95,173)              --
   Payments on long-term debt and line of credit      (261,213)        (326,733)
   Increase in currency translation loss                (1,863)              --
                                                      ---------      ----------
         Net cash provided by financing              7,907,706        4,083,900
   activities                                        ----------      ----------


Net increase in cash                                 1,603,831          175,894
Cash and cash equivalents at beginning of year         439,772          263,878
                                                     ---------       ----------

Cash and cash equivalents at end of year            $2,043,603       $  439,772
                                                    ==========       ==========

Supplemental  disclosure of cash flows information (Note 15):

                                                  Year Ended June 30,
                                                 2000            1999

Cash paid during the year for interest:        $126,742        $164,167
Cash paid  during the year for taxes:           $28,877              --

                See notes to consolidated financial statements.

Note 1 - Organization and Significant Accounting Policies

Organization

MedCom USA, Incorporated was incorporated in the state of Delaware on August 15, 1991 under the name of Sims Communications, Inc. The Company changed its name to MedCom USA, Incorporated in October 1999. The Company provides technology-based solutions primarily for the medical industry. Solutions include 1) MedCard point-of-sale (POS) transaction terminals and PC software to provide medical insurance eligibility verification, claims processing and credit card/ATM charges and payments, 2) Health Information Gateway, a web-based infrastructure, featuring advanced data mining capabilities, designed to meet the information needs of healthcare entities, both payers and insurance entities, and 3) a comprehensive network of transaction processing applications using its intelligent debit cash POS terminals with custom software and is operated by a third party under a License Agreement (Note 6). The Company also operates in the intelligent vending area, using its previously acquired and developed technology. The operations in this area include the rental of videocassettes, the sale of prepaid phone cards and the utilization of script machines, of which the Company is only actively involved with the rental of videocassettes.

Principles of Consolidation

The consolidated financial statements include the accounts of MedCom USA, Incorporated and its wholly owned subsidiaries, Sims Franchise Group Inc., Sims Communications International, Inc., JustMed.com, Inc., One Medical Service, Inc. and Link International Technologies, Inc., and its wholly owned subsidiary New View Technologies, Inc. The Consolidated Financial Statements include the accounts of DCB Actuaries and Consultants, s.r.o. (DCB), a wholly owned subsidiary from the date of acquisition, April 15, 2000. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Inventories

Inventories consist primarily of movie videocassettes, terminals and computer spare parts that are held for sale, other associated miscellaneous parts and CD ROM and magnetic cassette software that is held for sale and are recorded at the lower of cost or market determined by the first-in, first-out method and weighted average methods.

Property and Equipment

Property and equipment are stated at cost. Equipment under capital leases is valued at the lower of fair market value or net present value of the minimum lease payments at inception of the lease. Depreciation and amortization are recognized utilizing the straight-line method over the estimated useful lives for owned assets, ranging from 3 to 15 years, and the related lease term for leasehold improvements and equipment under capital leases. Expenditures for maintenance and repairs are charged to expense as incurred.

Net loss Per Common Share

Basic earnings per share are calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding. Dilutive earnings per common share is computed similarly, but also gives effect to the impact convertible securities, such as convertible debt, stock options and warrants, if dilutive, would have on net income and average common shares outstanding if converted at the beginning of the year. The Company has incurred losses in each of the periods covered in these financial statements, thereby making the inclusion of convertible securities and stock options in the 2000 and 1999 dilutive earnings per share computations antidilutive. Accordingly, convertible securities and stock options have been excluded from the calculation of dilutive earnings per share. Basic and dilutive earnings per share are the same for each period presented.

Antidilutive securities excluded from dilutive earnings per share.

  Security                        Price           Shares      Expiration Date

Stock options and warrants    $0.53 - $10.00    15,004,905     7/2000-12/2006
Convertible Preferred Stock       N/A              577,773          N/A

MedCard Licensing Rights

Licensing rights capitalized in connection with the original MedCard licensing agreement were being amortized over the length of the agreement of fifteen years. As a result of the direct acquisition of all aspects of the MedCard System (Note 4) that occurred in May 2000, the licensing rights were converted to software and continue to be amortized over the same life as the original license.

Contracts

The value allocated to contracts related to One Medical Services, LLC, and DCB acquisitions are being amortized over the shorter of the respective terms of the contracts or the period during which benefits are expected to be received by the Company on a straight-line basis.

DSM Intellectual Property

The cost of the intellectual property acquired from DSM, LLC is being amortized over five years on a straight-line basis.

Goodwill

The excess of the cost of the net tangible and identifiable intangible assets of acquired businesses is stated at cost and is being amortized over five to seven years.

Revenue Recognition

Sales Income: Revenue from the sale of inventory, which includes videocassettes, prepaid phone cards through dispensing machines (PCD's), MedCard terminals and other items are recognized upon shipment. Revenue from the license of software is recognized upon acceptance by the customer if the license agreement includes such an acceptance provision, otherwise it is recognized upon shipment. Sales revenue also includes the recognition of deferred gross profit that was related to terminals that were sold and leased back, over the term of the resulting lease agreement (Note 8).

Rental Income: Revenue from the rental of videocassettes is recognized at the time of rental for the rental of single videocassettes and upon the usage of prepaid movie cards upon the issuance of such cards. A movie card entitles the user to rent an unlimited number of movies during the prescribed time frame.

Service Income: Revenue related to processing of medical and financial transactions are recorded at the time the transaction is completed. Medical transactions include the use of the MedCard System and the One Medical Service Network. Financial transactions pertain to the use of the script machines. Revenue related to the providing of technical and other support related to the One Medical Services Network is recognized at the time services are rendered. Revenue from the billing services using the MedCard System is recorded at the time the billing service is rendered at the expected net reasonable value of the Company's share of the moneys to be collected. The

Company performs these services in exchange for a percentage of the moneys collected by the billing party (medical group or hospital). Service revenue also includes licensing fees related to the One Medical Service program (Note 6). Revenue from maintenance agreements on software previously sold is recognized ratably over the maintenance period.

Software Development Income: Revenue related to time and material contracts is recognized as the service is provided. Revenue related to long-term software development contracts is recognized on the percentage of completion method if the contract does not include a customer acceptance provision or other contingencies. If the contract provides for customer acceptance or other similar contingencies, development revenues and expenses are deferred until the customer accepts the software, or other contingencies are resolved upon which time all the revenue and expenses related to the contract are recognized. During the years ended June 30, 2000 and 1999, the Company had no such contracts.

Foreign Currency Translation

The financial statements of the Company's foreign subsidiary, DCB, are measured using the local currency, Czech crowns (CZK) as the functional currency. Assets and liabilities of this subsidiary is translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity. Foreign currency transaction gains and losses, which were not material, are included in other income and expense in the consolidated statements of operations. The Company does not believe there are any foreign exchange restrictions or political, economic or other currency restrictions that will impact its operations in the Czech Republic.

Patents

Patent costs are those costs related to filing for patents and the value allocated to patents based upon the acquisition of Link Technologies and its subsidiaries. They are amortized on the straight-line basis over their expected economic life of seven years (see Impairment of Long-Lived Assets below).

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, receivables, accounts payable, and accrued expenses approximates fair value at June 30, 2000 because of the relatively short maturity of these instruments.

The carrying amounts of debt issued approximates fair value because interest rates on these instruments approximate market interest rates and all are classified as current maturities.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

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

During the quarter ended June 30, 2000, the Company reviewed the value of the patents acquired as part of the acquisition of Link Technologies and subsidiaries and determined that their value exceeded the net realizable value as a result of changes in the Company's focus. Although the Company still owns the patents, the related technology is no longer being used by the Company as it primarily related to the Company's intelligent vending segment, most notably the script machines, automated communication distribution centers (ACDC machines) and phone card dispensing machines (PCD's). The Company is not generating enough revenue from their machines to support the remaining book value of the patents. Accordingly, the Company has recognized an expense of $255,229 related to the impairment of patents.

Research and Development

Research and development costs consist primarily of costs related to the conceptual formation, design, tooling and development of prototypes and are expensed as incurred.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and receivables. The

Company places its cash investments with high credit quality financial institutions. At June 30, 2000, the Company had $1,633,678 on deposit with a single financial institution, which exceeds the amount covered by FDIC limits of $100,000. The Company also had $336,176 and 1,762,731 CZK (US $47,068) on deposit with a single financial institution in the Czech Republic of which only 400,000 CZK are insured under Czech banking laws. The Company grants credit to hotels and time share facilities in which the Company has placed automated movie rental units. The Company also extends credit to users of the MedCard System and certain independent sales organizations that purchase the MedCard terminals and resell them to the end users. The Company periodically performs credit analysis and monitors the financial condition of its customers in order to minimize credit risk.

Reclassifications

Certain   accounts  in  the  June  30,  1999  financial   statements  have  been
reclassified to conform to the June 30, 2000 presentation.

Note 2 - Notes Receivable

The Company made a loan to and entered into a joint venture agreement with Commonwealth Group International, Inc. and Frederick C. Sayle. The $150,000 note receivable bears interest at a rate of 10% per annum, with principal and interest originally payable by February 1, 1998. Additionally, the Company is entitled to 16.7% of the gross revenues from agreements with Commonwealth Group International, Inc., which includes cable television and cellular communications licenses owned by CGI-UKRAINE Ltd and ASWEST, Commonwealth Group International, Inc. joint venture partners. The Company has not received any such revenues and management believes that it is unlikely the Company will receive any such revenues in the future. The Company did not receive principal or interest payments on the note during the year ended June 30, 2000 and, as such, is commencing legal action against the borrowers. However, the Company has been unable to locate Mr. Sayle and it believes Commonwealth Group International, Inc. is now inactive and has no assets. Therefore, the Company has recorded a reserve for the full amount of the note receivable, since it is unlikely the Company will be able to collect these amounts. The Company does intend to pursue this matter if the whereabouts of Mr. Sayle can be determined.

The Company had an unsecured note receivable for $30,000, which was collected in October 1999.

The Company had a note receivable from an entity owned entirely by former officers of the Company, with a balance of $122,262. This amount, which was fully reserved for at June 30, 1999, has been written off because collection is considered to be unlikely and the Company does not have any collateral for this note.

The other note receivable with a balance of $766,500 at June 30, 2000, relates to the licensing of the One Medical Service Network (Note 6).

Note 3 - Property and Equipment

Property and equipment consist of the following:
                                                          June 30,
                                                            2000
                                                       --------------
   Property and equipment
      Vehicles                                            $101,968
      Furniture and fixtures                               148,992
      Machinery and equipment                            2,401,969
      Software                                           3,504,038
        Leasehold improvements                               2,729
                                                         ---------
         Total                                           6,159,696
      Less accumulated depreciation and amortization    (1,995,866)
                                                        ----------
         Net                                            $4,163,830
                                                         =========

The above amounts exclude assets with a cost and accumulated depreciation of $1,559,151 related to the discontinued ACDC operations.

Note 4 - Acquisitions

MedCard Systems

In November, 1998, the Company purchased certain assets of Dream Technologies, LLC and MedCard Management Systems, Inc. of Islandia, New York , along with the licensing rights to the MedCard name and the MedCard System software and network for fifteen years. The MedCard System is a comprehensive electronic processing system that consolidates insurance eligibility verification and processes medical claims and approval of credit card/debit card payments within 30 seconds. Consideration for the transaction included cash of $450,000, 100,000 shares of restricted common stock valued at $1.28 per share, which approximated market, and warrants to purchase 350,000 shares of common stock at $1.34 per share with an imputed value of $333,904 using the Black Scholes option pricing model. At June 30, 1999, licensing rights related to the agreement totaled $885,558 net of $38,500 of accumulated amortization.

In May 2000 the Company acquired from MedCard Management Systems, Inc. and Dream Technologies, LLC all rights to the MedCard System including all programs, intellectual property, trade names and existing contracts. This acquisition effectively terminated the original license agreement, except that the royalty provisions of the original license agreement remain in effect for the same period of time. In consideration for this acquisition, the Licensor received 100,000 shares of the Company's restricted stock and a three-year warrant to purchase 400,000 shares of the Company's common stock at $2.86 per share, with a cost of $449,446 based upon an imputed value of $1.12 per share. The value of the warrant was determined using the Black Scholes option pricing model. The total consideration paid was valued at $758,998 and has been allocated to goodwill, since the primary purpose of the acquisition was to protect the Company's exclusivity with respect to the MedCard System.

In connection with the acquisition of the licensing rights, the Company entered into a royalty agreement requiring future royalty payments based on sales (Note
14).

As a result of the May 2000 acquisition, all amounts that were previously recorded as a license have been reclassified to software.

The Company has provided additional funding related to the MedCard operations that are recorded as royalty advances. As of June 30, 2000 and 1999, royalty advances totaled $676,353 and $515,907, respectively. Royalty advances will be offset against royalties owing to the original Licensor.

DCB Actuaries & Consultants

In April 2000, the Company acquired 100% of the stock of DCB Actuaries & Consultants, s.r.o. (DCB), a Czech Republic based company. DCB developed and currently operates a health insurance decision support system with advanced data structures. The purchase price of DCB was at $2,095,270 and was comprised of the following:

      Purchase price - preferred stock - Series D            $494,000
      Purchase price - cash                                 1,403,847
      Direct costs of acquisition - including 12,880
           shares of common stock                             197,423
                                                              -------
      Total acquisition cost                              $ 2,095,270
                                                          ===========

The aggregate purchase price has been allocated based on the fair market values at the date of acquisition as follows:

      Current assets                             $   421,715
      Fixed assets                                 1,910,313
      Other assets                                     1,322
      Contracts                                      813,791
      Goodwill                                       813,791
      Liabilities                                 (1,865,662)
                                                   ---------
                                                 $ 2,095,270
                                                 ===========


Intellectual Property from DSM

The Company acquired certain intellectual property from DSM, LLC (DSM), a Florida limited liability company. The purchase price for the intellectual property acquired from DSM was $3,287,930 and was comprised of the following:

      Purchase price - preferred stock - Series D          $2,356,000
      Purchase price - cash                                   746,153
      Direct costs of acquisition - including 24,249
           shares of common stock                             185,777
                                                         ------------
      Total acquisition value                            $  3,287,930
                                                          ===========

The aggregate purchase price has been attributed entirely to the intellectual property based on the fair market value at the date of acquisition.

Pro Forma Statement of Operations

As the accompanying consolidated financial statements include MedCard activity from November 1998, pro forma results of operations for the years ended June 30, 1999 and 2000 are not included as the effect on 1999 would be immaterial and there would be no effect on fiscal year 2000.

The unaudited pro forma results of operations had the Company acquired DCB Actuaries & Consultants, s.r.o. as of July 1, 1998 are as follows for the years ended June 30, 2000 and 1999:

                                            Year Ended June 30,
                                         2000                1999

        Revenues                     $ 4,049,176         $ 3,567,234
        Net loss                     $(8,681,623)        $(7,545,141)
        Comprehensive net loss
        applicable to common
        shareholders                 $(8,763,660)        $(8,028,166)
        Basic and diluted Net
        loss per common share              $(.36)              $(.75)
        -------------------------------------------------------------

Note 5 - Other Current Liabilities

At June 30, 2000, other current liabilities consist of the following:

          Payroll and related costs               $536,198
          Arbitration settlement                    42,970
          Acquisition costs not paid                67,395
          Other taxes payable                       90,741
          Other                                     80,781
                                                  --------
          Total                                   $818,085
                                                  ========

Note 6 - License Agreement and Deferred Revenue

On July 20, 1999, the Company licensed the exclusive rights to market the One Medical Service Network to an unrelated corporation (Licensee). The Company received initial payments totaling $567,000 , which is included in service revenue in the accompanying consolidated statement of operations for the year ended June 30, 2000. The Company also received a 7-year, 8% unsecured note receivable in the amount of $810,000 as part of the transaction. The note will be paid by monthly payments equaling $8.00 per platform using the One Medical Service network, with a minimum of $1,000 and a maximum of $6,000 per month, plus $3,000 of prepaid phone card credits amounts over its term. The deferred revenue related to this note is being recognized as revenue as the amounts are earned and considered to be realizable. A total of $613,000 of revenue has been recognized during the year ended June 30, 2000, including the initial $567,000, leaving a balance of deferred revenue of $764,000 as of June 30, 2000. The Licensee can convert the total moneys paid into an eighty-one percent (81%) ownership interest in One Medical Service. It can acquire the remaining nineteen percent (19%) for the greater of $132,000 or the fair market value of such interest. However, if the Licensee does not acquire the remaining nineteen percent, no money will be refunded to the Licensee.

The Licensee also agreed to purchase approximately $200,000 of the Company's inventory on an as needed basis and pay the related accounts payable. Such inventory was released to the Licensee as requested. The Licensee acquired approximately $186,000 of this inventory during the year ended June 30, 2000. The Licensee hired the full time employees involved with this operation. The Company retained as employees those persons who devoted less than full time to the One Medical Services Network. These people primarily provide technical support, installation, repairs, maintenance of the underlying software and billing support. The Company charges the Licensee for these services on a time and materials basis. The Licensee also assumed other overhead associated with the One Medical operation.

In 1998, DCB entered into a ten-year contract with an insurance company. Under the contract, DCB is responsible for building, maintaining and updating a specialized data warehouse in the health care insurance sector of the Czech Republic and providing the insurance company with access to the data warehouse. The insurance company paid $2,353,000 for services to be provided by the Company over the ten-year period beginning in the year 1998. Despite the fact that the project was stopped in 1999, the contract is still valid and DCB fulfilled all conditions defined by the contract. The project may be re-launched any time during the ten-year period. DCB recorded the payment as deferred revenue, and is amortizing it to revenue over ten years on a straight-line basis. Except for ongoing maintenance of the system, DCB does not expect to incur significant additional costs related to the contract.

The total balance of the deferred revenue related to the DCB contract was $1,602,654 at June 30, 2000. Revenue recognized during the period ended June 30, 2000 was $50,457 and is included in software development income in the accompanying consolidated statement of operations for the year ended June 30, 2000.

Note 7 - Bank Line of Credit

The Company had a secured revolving line of credit with a bank for up to $250,000 with interest at 5.77% payable monthly. The balance at June 30, 1999 was $250,000. The line-of-credit was secured by a restricted certificate of deposit with a balance at June 30, 1999 of approximately $250,000. The line-of-credit expired June 5, 1999 and on July 13, 1999, the Company voluntarily redeemed the certificate of deposit and applied the proceeds toward repayment of the credit line principal and accrued interest in full. The line-of-credit was then terminated.

Note 8 - Note Payable and Capital Leases

  Note payable is comprised of the following at June 30, 2000:

 8.0% convertible note payable - individual,
  interest payable quarterly, principal due
  at maturity date of February 1998. Debt
  includes conversion to common stock
  feature with conversion rate of $1.25 per
  share. Currently in default.                                     $25,000
                                                                   -------
   Total current maturities                                        $25,000
                                                                   =======

Notes totaling $482,906 were converted to common stock during the year ended June 30, 2000.

Capital Leases

The Company leases various office and other equipment under capitalize leases. The following is a schedule of future minimum capital lease payments together with the net present value of the minimum lease obligation as of June 30, 2000.


         Year Ending June 30,
               2001                                     $  84,372
               2002                                        80,849
               2003                                        27,213
               2004                                        16,586
                                                        ---------
               Total                                      209,020
               Less interest                               35,738
                                                        ---------
               Total                                      173,282
               Less current portion                        59,616
                                                        ---------
               Total                                   $  113,666
                                                       ----------

The assets recorded under capital leases are as follows:

        Furniture, fixtures and equipment                  $  94,937
        Less accumulated depreciation                        (25,369)
                                                           -----------
                                                           $  69,568
                                                           ===========

Depreciation expense for equipment under capital lease was $39,682 and $70,418 for the years ended June 30, 2000 and 1999, respectively.

Subsequent to June 30, 2000, the Company learned through legal discovery and mediation that the script machines under capital lease, with a net book value of $80,018 were no longer in the possession of the former employee (see Note 14). That individual claims he no longer has the machines and cannot locate them. The Company is still obligated under the capital leases. Recovery of the assets or the funds equal to their value from the former employee appears to be unlikely. These assets were written off as of June 30, 2000, and the resulting loss of $80,018 is included in other income (expense) in the accompanying consolidated statements of operations.

Note 9 - Retirement Benefits and 401(K) Plan

During June 2000, the Company reactivated a 401(k) plan that had been previously established by one of the Company's subsidiaries, but had been inactive. Each United States based full-time employee is eligible to participate in that plan on the first day of the calendar quarter after completing ninety days of employment with the Company. A participating employee can contribute up to fifteen percent (15%) of their annual compensation, up to a maximum of the federally mandated limit ($10,500 at June 30, 2000). The Company matches 50% of the contributions on the first six percent (6%) of the employee's contribution up to a maximum of three percent (3%). Employees are fully vested on their own contributions and vest in the Company's contributions twenty percent (20%) per year over five years.

Note 10 - Income Taxes

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

The principal temporary differences that will result in deferred tax assets and liabilities are certain expenses and losses accrued for financial reporting purposes not deductible for tax purposes until paid and depreciation for tax purposes in excess of depreciation for financial reporting purposes. The effect of the differences outlined above and the benefit of the Company's net operating loss carryforward generated a long-term deferred tax asset that totals approximately $11,119,000 and has been reduced 100% by a valuation allowance because of a lack of profitable operating history. Accordingly, there is no net deferred tax asset reflected in the accompanying consolidated financial statements. The Company will continue to assess the valuation allowance and to the extent it is determined that it is more likely than not that the tax benefits will be realized, the tax benefit of the remaining net deferred assets will be recognized at that time.

The differences between the federal income tax rate and the effective income tax rate as reflected in the accompanying consolidated statements of operations are:

                                                             Year Ended
                                                               June 30,
                                                      -------------------------
                                                          2000            1999
                                                      -----------     ----------

Statutory federal income tax rate (benefit)              (34%)            (34%)
Valuation allowance for net operating loss                34%              34%
State franchise and income taxes                           1%              --
                                                      -----------      --------
Effective tax rate (benefit)                               1%              -- %
                                                      ===========      ========


The deferred tax asset consists of the following:
                                                               June 30,
                                                                 2000

      Total long-term deferred tax asset                   $   11,119,373
      Valuation allowance                                     (11,119,373)
                                                              ------------
                                                            $          --
                                                             =============

Income tax provision consists entirely of state minimum taxes for the current and prior years. At June 30, 2000, the Company had approximately $32,000,000 of net operating loss carryforwards for federal income tax reporting purposes, which expire in 2007 through 2015. DCB also has a tax loss carryforward of 9,658,000 CZK (US$ 258,000 at June 30, 2000) that expires in 2006.

Note 11 - Stock Option and Bonus Plans

The Company's Incentive Stock Option Plans, Non-Qualified Stock Option Plans and Stock Bonus Plans are collectively referred to as the "Plans". The following sets forth certain information as of June 30, 2000 concerning the stock options and stock bonuses granted by the Company pursuant to the Plans. Each option represents the right to purchase one share of the Company's Common Stock.

                                 Total       Shares      Shares
                                 Shares    Reserved for  Issued      Remaining
                                Reserved   Outstanding  as Stock  Shares/Options
                               Under Plan    Options      Bonus     Under Plans

1998 Incentive Stock
     Option Plan               1,500,000    1,171,833       N/A        328,167
2000 Incentive Stock
     Option Plan               1,000,000           --       N/A      1,000,000
1996 Non-Qualified Stock
   Option Plan                 1,500,000    1,500,000       N/A             --
1998 Non-Qualified Stock
   Option Plan                 1,500,000    1,462,000       N/A         38,000
2000 Non-Qualified Stock
   Option Plan                 2,000,000           --       N/A      2,000,000
1996 and 1998 Stock Bonus
   Plans                       1,500,000          N/A   1,497,625        2,375
1999 Stock Bonus Plan            900,000          N/A     409,750      490,250
2000 Stock Bonus Plan            500,000          N/A          --      500,000

Incentive Stock Option Plans

The Incentive Stock Option Plans authorizes the issuance of options to purchase up to 2,500,000 shares of the Company's Common Stock. The Incentive Stock Option Plans will remain in effect until 2008 unless terminated earlier by action of the Board. Only officers and employees of the Company may be granted options pursuant to the Incentive Stock Option Plans.

Non-Qualified Stock Option Plans

The Non-Qualified Stock Option Plans collectively authorize the issuance of options to purchase up to 5,000,000 shares of the Company's Common Stock. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plans, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price and expiration date are determined by the Board of Directors.

The following is a summary of options granted:


                                           Non-Qualified    Options and                                                 Weighted
                              Incentive    Stock Options   Warrants Issued     Weighted                                  Average
                                Stock          and         Not Related to a     Average      Weighted                 Exercise Price
                               Options      Warrants             Plan          Exercise    Average Fair   Currently    - Currently
                                                                                Price          Value     Exercisable    Exercisable


Outstanding June 30, 1998            -       607,500           2,612,765        2.56                      3,220,265        2.56

   Options and warrants
   expired or forfeited          (3,000)           -                   -       (1.00)-
   Options and warrants
   granted                      691,000            -           6,080,164        1.04            .69       _________
                                -------      -------           ---------       -----        --------

Outstanding June 30, 1999       688,000      607,500           8,692,929        1.53                      8,840,429        1.61

   Options and warrants
    expired or cancelled       (181,667)                        (593,875)
   Options and warrants        (161,000)     (32,500)                          (2.14)
    exercised                    (3,333)    (275,000)         (1,714,540)      (1.42)
   Options and warrants
    granted                     665,500    2,387,000           4,764,891        2.61            .77       _________
                               --------    ---------          ----------       -----           -----
Outstanding June 30, 2000     1,168,500    2,687,000          11,149,405        2.08                      12,858,794       1.83
                             ==========    =========          ==========       =====           =====      ==========       ====




                                                                   June 30, 2000


                                         Options and Warrants Outstanding             Options and Warrants Exercisable

                                                    Weighted     Weighted Average                    Weighted
                                                    Average         Remaining                        Average
                                     Number         Exercise       Contractual        Number         Exercise
Range of Exercise Price           Outstanding        Price            Life          Exercisable       Price
                                  -----------       --------      ------------      -----------      --------


  $53 - $2.00                     10,479,765        $ 1.01            2.92          10,077,765       $  1.01
$2.01 - $4.00                      1,412,900          3.25            3.57           1,085,400          3.33

$4.01 - $6.00                      2,655,190          4.54            4.27           1,263,579          4.83
$6.01 - $10.00                       457,050          8.39            4.49             432,050          8.52
                                   ---------          ----            ----          ----------          ----
                                  15,004,905        $ 2.07            3.27          12,858,794       $  1.83
                                 =============     ============    =============    ===========         ====


The Company accounts for stock based compensation in accordance with Financial Accounting Standards Board Statement No. 123, "Accounting for Stock Based Compensation," ("FAS 123"), which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees. FAS 123 requires the recognition of expense for such grants, described above, to acquire goods and services from all nonemployees. Additionally, although expense recognition is not mandatory for issuances to employees, FAS 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share information using the new method.

The Company has adopted the disclosure-only provisions of FAS 123. Accordingly, no compensation cost has been recognized for the issuances of stock options to employees. For the years ended June 30, 2000 and 1999, employees of the Company were issued options to purchase a total of 4,062,500 and 3,271,000 shares of the Company's common stock, respectively, at rates ranging from $.56 to $5.00 per share, which equaled or exceeded market value at the time of grant, expiring from September 2001 to November 2004.

Had compensation cost for the Company's issuances of stock options during the years ended June 30, 2000 and 1999 been determined based on the fair value at the date of grant consistent with the provisions of FAS 123, the Company's 2000 and 1999 net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                      June 30,
                                            -----------------------------
                                               2000               1999
                                            -----------         ---------

       Net loss - as reported               $(8,231,029)      $(7,088,960)
       Net loss - pro forma                $(12,359,495)      $(9,469,523)
       Basic and diluted Net loss
         per common share - as reported     $      (.34)     $       (.67)
       Basic and diluted Net loss
         per common share - pro forma       $      (.51)     $       (.89)

Stock Bonus Plans

Up to 2,900,000 shares of Common Stock may be granted under the Stock Bonus Plan. Such shares may consist, in whole or in part, of authorized but unissued shares, or treasury shares. Under the Stock Bonus Plans, the Company's employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares; provided, however, that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. As of June 30, 2000, 1,907,375 shares of the Company's common stock have been issued under the Stock Bonus Plans.

Note 12 - Stockholders' Equity

Preferred Stock

The Company is authorized to issue up to 300,000 shares of $.001 par value Preferred Stock. The Board of Directors has the authority to divide the Preferred Stock into series and, within the certain limitations, to set the relevant terms of such series created.

In April 1995, the Company established the Series A Preferred Stock and authorized the issuance of up to 50,000 shares. Each share of series A Preferred Stock is entitled to a dividend at the rate of $1.60 per share when, as and if declared by the Board of Directors. Dividends not declared are not cumulative. Additionally, each share of Series A Preferred Stock is convertible into .20 shares of the Company's Common Stock at any time after July 1, 1999. A total of 850 shares of common stock may be issued upon the conversion of the shares of Series A preferred stock outstanding as of June 30, 2000. Upon any liquidation or dissolution of the Company, each outstanding share of Series A Preferred Stock is entitled to distribution of $20 per share prior to any distribution to the holders of the Company's common stock. As of June 30, 2000, the Company has 4,250 shares of Series A Preferred Stock issued and outstanding.

In March 1996, the Company established the Series B Preferred Stock and authorized the issuance of up to 100,000 shares. Each share of series B Preferred Stock is entitled to a dividend at the rate of $.15 per share when, as and if declared by the Board of Directors. Dividends not declared are not cumulative. Additionally, each share of Series B Preferred Stock is convertible into one share of the Company's Common Stock. Upon any liquidation or dissolution of the Company, each outstanding share of Series B Preferred Stock is entitled to distribution of $1.00 per share prior to any distribution to the holders of the Company's common stock. As of June 30, 2000, all Series B Preferred shares had been converted and there were no shares outstanding.

In November, 1998, the Company's Board of Directors amended the original certificate of designation for its Series C Preferred Stock ("Series C") and authorized the issuance of up to 2,060 shares. Each share of the Series C Preferred Stock is entitled to a dividend at the rate of $.06 per share and has a stated value of $ 1,000 per share. Dividends on all shares of the Series C Preferred Stock begin to accrue and accumulate from the date of issuance. Additionally, each share of Series C Preferred Stock is convertible into shares of the Company's Common Stock at an adjustable conversion rate. Upon any liquidation or dissolution of the Company, each outstanding share of Series C

Preferred Stock is entitled to distribution of the stated amount per share prior to any distribution to the holders of the Company's common stock. From November, 1998 to January, 1999, the Company sold 1,700 shares of its 6% Series C Preferred Stock to a group of institutional investors for $1,446,846 net of $253,154 in offering costs. The Company recognized $425,000 as the value of the guaranteed embedded beneficial conversion feature related to the Series C Preferred Stock. For each preferred share, the Company issued warrants on certain dates. The warrants entitle the holder to purchase common stock at prices ranging from $1.27 to $1.50 per share. While the Company has the right to redeem the preferred shares at any time; the redemption price varies from 110% to 125% of face value depending on the redemption date. In connection with the Preferred Stock sales, the Company issued 45 shares of the Series C Preferred Stock, 14,769 shares of common stock and 37,500 warrants to purchase common shares at prices ranging from $1.27 to $1.50 per share to the placement agent. In addition, the Company issued 120,000 shares of common stock to the investment banking group and 200,000 warrants to purchase common stock at prices of $2.50 to $5.00 per share.

The Company retired all of its outstanding Series C preferred stock during January 2000. Outside investors purchased 1,445 shares of the Series C preferred stock and converted them into 2,890,000 shares of the Company's common stock. The Company paid $160,567 to the converting former Series C stockholders as payment in full of all dividends ($95,173) and other amounts to which they were entitled. The owner of 300 shares of the Series C preferred stock converted its Series C preferred stock into 600,000 shares of the Company's common stock. The Company issued an additional 60,000 shares of its common stock and a warrant to purchase 132,000 of the Company's common stock at a price of $0.75 per share at any time prior to December 22, 2002 (imputed value of $81,393 or $0.62 per share using the Black Scholes pricing model) to this stockholder as payment in full of all dividends ($19,276) and other amounts to which it was entitled. For assisting in arranging the conversion of the preferred shares, the Company issued 175,000 shares of common stock to a financial consultant and $26,400 was paid to another consultant. The Company also incurred legal fees totaling $45,478 related to this transaction. As of June 30, 2000, all Series C Preferred Stock had been converted and there were no shares outstanding.

In April 2000, the Company established the Series D Preferred stock and authorized the issuance of up to 2,900 shares. The Company issued 494 shares related to the acquisition of DCB and 2,356 shares for the acquisition of the intellectual property from DSM (Note 3). Each share of Series D preferred stock is entitled to a dividend at the rate of $0.04 per share and has a stated value of $1,000 per share. Dividends on all Series D preferred stock begin to accrue and accumulate from the date of issuance. Additionally, each share of Series D preferred stock is convertible into 202.43 shares of common stock for a total of 576,923 shares at the option of the stockholders. Upon liquidation or dissolution of the Company, each outstanding share of Series D preferred stock is entitled to a distribution of the stated amount per share prior to any distribution to the shareholders of the Company's common stock. The Company can convert the Series D preferred stock into shares of common stock using the same conversion ratio at any time after April 15, 2001 so long as the bid price of the Company's common stock exceeds $4.94 per share and the shares of common stock issuable upon the conversion of the Series D preferred stock are either covered by an effective registration statement or are eligible for sale pursuant to rule 144 of the Securities and Exchange Commission. Each share of Series D preferred stock is entitled to vote in all matters submitted to the Company's shareholders on an "as converted" basis. Total accrued, but unpaid dividends related to the Series D preferred stock was $23,750 at June 30, 2000.

Common Stock

The Company is authorized to issue 80,000,000 shares of $.0001 par value Common Stock. The authorized number of shares was increased from 40,000,000 to 80,000,000 by a vote of the shareholders on June 27, 2000.

For the years ended June 30, 2000 and 1999, the Company did not declare any dividends.

Equity Transactions

During the year ended June 30, 2000, the following equity transactions occurred:

The Company sold 6,262,645 shares of common stock at prices ranging from $.45 to $4.00 per share in private placements raising $6,161,873 net of $590,075 in offering costs, at discounts ranging from no discount from the market price to 23% of the then prevailing market price of the Company's common stock since the shares were restricted securities, as that term is defined in Rule 144 of the Securities and Exchange Commission. None of these shares were issued to employees of the Company. As part of these offerings, the Company issued primarily three year warrants to purchase 1,230,307 shares of common stock at prices ranging from $0.50 to $4.69 per share with an imputed value of $602,983 (imputed values ranging from $0.20 to $1.34 per share).

The Company issued 1,895,629 shares of its common stock for $1,759,173 in exchange for services and equipment, which included 163,129 shares of its common stock valued at $471,442 that were issued to its employees and directors.

The Company issued 256,839 shares of its common stock for $185,613 of existing accounts payable and lease obligations.

The Company issued 587,546 shares of its common stock in exchange for $495,884 of long-term debt, notes payable, and accrued interest.

The Company issued 100,000 shares of its common stock valued at $302,400 in connection with the acquisition of all rights to the MedCard System, including all programs, intellectual property, trade names and existing contracts. Additionally, the Company issued options to purchase 400,000 shares of the common stock at $3.57 per share. The options expire in May, 2003 and have an imputed value of $456,598 ($1.14 per share), which was included as part of the purchase price of the assets acquired (Note 3).

The Company issued 12,880 shares of its common stock valued at $41,630 in connection with the acquisition of DCB.

The Company issued 24,249 shares of its common stock valued at $78,370 in connection with the acquisition of intellectual property from DSM.

The Company issued 1,332,873 shares of its common stock upon the exercise of warrants and options at prices ranging from $0.44 to $5.00 per share, and received $2,183,150 upon such exercise.

The Company issued 536,668 shares of its common stock upon the exercise of warrants and options for the purchase of 660,000 shares of its common stock and the delivery of 123,332 shares of its common stock that had an aggregate fair market value equal to the total exercise price under cashless exercise provisions.

The Company issued 533,331 shares of its common stock to existing stockholders as penalties for not having its registration statement become effective within the required time frame pursuant to the underlying private placement agreements.

The Company issued 800 shares of its common stock upon the conversion of 5,000 shares of its Series A preferred stock.

The Company issued 3,490,000 shares of its common stock upon the conversion of 1,745 shares of its Series C preferred stock.

The Company issued 60,000 shares of its common stock and a three year warrant to purchase 132,000 shares of its stock at a price at $0.75 (imputed value of $81,393 or $0.62 per share) to a former holder of Series C preferred stock as payment in full of all dividends and other amounts to which it was entitled.

The Company issued warrants to purchase 1,416,250 shares of its common stock at prices ranging from $0.78 to $5.00 with a total value of $635,253 (based on imputed values ranging from $0.19 to $2.96 per share) for services and equipment. Warrants to purchase 100,000 shares expire in 2004 and the warrants to purchase the remaining 1,316,250 expire during the year ending June 30, 2003. Approximately $56,000 of the total value of these shares was for capitalized software development costs and the balance was charged to expense on the accompanying consolidated statements of operations.

The Company issued warrants to purchase 176,334 shares of its common stock at prices ranging from $0.59 to $1.00 to the former shareholders of the Series C preferred stock and a certain note holder as penalties for not having its registration statement become effective in the required time frame pursuant to the underlying agreements. Warrants to purchase 60,000 shares expire in 2002 and warrants to purchase the balance, 116,334 expire in 2004. An expense totaling $103,317 has been recognized related to the issuance of these warrants (based upon imputed values ranging from $0.52 to $0.81 per share) on the accompanying consolidated statement of operations.

The Company issued warrants to purchase 550,000 shares of common stock of its wholly owned subsidiary, JustMed.com, Inc. at $5.00 per share in exchange for services and capitalized software development costs. The warrants expire in three years. Warrants for the purchase of 450,000 of the JustMed.com shares may, at the option of the warrant holder, be converted into 650,000 shares of the

Company's common stock at an exercise price equal to 125% of the closing price of the Company's common stock at the date of conversion. The value of these warrants, which was based upon the value of the underlying services, was determined to be $221,248, based upon imputed values ranging from $0.19 to $0.58 per share, of which $137,768 represents capitalized assets and the balance was recorded as an expense. During March 2000, two holders of warrants to purchase 200,000 of the JustMed.com shares converted them into warrants to purchase 400,000 shares of the Company's common stock at $8.56 per share, pursuant to the terms of the original agreement. The Company also issued to an unrelated party (the originator of the JustMed.com concept) an additional four-year warrant to purchase 1,000,000 shares of JustMed.com's common stock at $2.00 per share. No value was ascribed to this warrant as the fair value was determined to be $0.

The total value of the above mentioned stock and warrants that is included in expenses in the accompanying consolidated statement of operations was $2,621,594 during the year ended June 30, 2000.

During the year ended June 30, 1999, the following equity transactions occurred:

The Company sold 3,636,879 shares of common stock at prices ranging from $0.44 to $1.00 per share in private placements raising $2,553,112 net of $307,925 in offering costs. As part of these offerings, the Company issued one to five year warrants to purchase 1,271,658 shares of common stock at prices ranging from $0.44 to $1.20 per share with an imputed value of $634,952 (imputed values ranging from $0.25 to $1.34 per share). The Company also issued a two-year warrant to purchase 342,853 shares of common stock at $0.80 per share and a three-year warrant to purchase 342,853 shares at $1.20 per share to an entity that arranged certain of the private placements.

The Company issued 2,742,719 shares of its common stock for $2,340,423 of services and equipment received, which included 222,500 shares of its common stock valued at $204,590 that were issued to its employees and directors.

The Company issued 150,700 shares of its common stock for $123,430 for services previously rendered.

The Company issued 2,109,975 shares of its common stock and warrants to purchase 115,300 shares of its common stock at prices ranging from $0.62 to $2.00 per share to convert $1,672,997 worth of long-term debt, notes payable, franchisee deposits and accrued interest into stockholders' equity.

The Company issued 100,000 shares of its common stock valued at $128,000 in connection with the acquisition of certain assets of MedCard including the exclusive licensing rights to the MedCard name and the MedCard System software and network. Additionally, the Company issued options to purchase 350,000 shares of the common stock at $1.34 per share. The options expire in November, 2001 and have an imputed value of $333,904 which was included as part of the value of the licensing rights acquired (Note 3). These options were subsequently exercised in March, 2000, under a cashless exercise provision, resulting in the issuance of 258,932 shares of common stock.

The Company issued 28,200 shares of its common stock upon the conversion of 116,000 shares of its Series A and Series B preferred stock.

The Company issued warrants to purchase 150,000 shares of its common stock at $.59 per share to a company retained as its investment banker in connection with any future offerings. As no such offering took place, the imputed value of the warrants, $77,730, has been charged to expense at June 30, 1999.

The Company issued warrants to purchase 50,000 shares of its common stock at $1.50 per share in connection with a loan advanced to the Company by an individual. The imputed value of the warrants, $40,101 ($0.80 per share), has been charged to interest expense during the year ended June 30, 1999.

The Company issued warrants to purchase 640,000 shares of its common stock at rates ranging from $0.59 to $2.50 per share. These warrants expire between August 2001 and April 2004. $346,941 of expense has been recognized based on imputed values ranging from $0.45 to $1.50 per option.

The total value of the above mentioned stock and warrants that is included in the accompanying consolidated statement of operations was $2,540,338 during the year ended June 30, 1999.

The Company uses the Black Scholes option pricing model to determine the imputed value of all options and warrants issued using the following assumptions:

--------------------------------------------------------------------------------
                                    Year Ended                Year Ended
                                  June 30, 2000              June 30, 1999

Expected life                     2 to 3 years               2 to 3 years
Volatility                         41% to 96%                     134%
Risk free interest rate            6% to 6.5%                   5% to 6%
Dividend rate                          0%                          0%
--------------------------------------------------------------------------------

Note 13 - Business Segments

The Company has three reportable segments: intelligent vending machines, healthcare management software development and medical transaction processing. The intelligent vending machine segment is comprised of the sales of prepaid phone cards, the processing of monetary transactions utilizing a script machine that are used primarily in major fast food chains and the rental of videocassettes through automated dispensing units in hotels and time share facilities, primarily located in the states of Florida and California.

The medical transaction processing segment includes revenue from the MedCard System, including the sale of terminals, processing fees and billing service revenue and the licensing, sales and services related to the Company's One Medical Services Network. The One Medical Services Network was licensed to an unrelated third party in July 1999, and as such, approximately 70% of the revenue ($613,000) was in the form of licensing revenue during 2000.

The healthcare management software development segment includes the licensing of the Health Information Gateway and related developmental services, as well as the licensing of other software and hardware products and services. It operates under the name of the DCB division in the United States and DCB Actuaries and Consultants, s.r.o., in Europe.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company's reportable segments are strategic business units that offer different products and services.

Operating results and other financial data are presented for the three reportable segments of the Company for the years ended June 30, 2000 and 1999. The healthcare management software development did not exist in the year ended June 30, 1999; it arose because of the acquisition of DCB in April 2000. The Company has restated the segment information for the year ended June 30, 1999 by combining the previously segregated telecommunications, financial processing and automated movie rental segments into a single segment intelligent vending machine segment, to align with the change in the Company's structure of its internal organization and to reflect the Company's growing emphasis on the medical and healthcare aspects of its business. The 1999 segment information has been further restated to exclude the results of operations from the discontinued operations related to the ACDC line of machines (note 16).

Net  revenue  includes  sales and  services to  external  customers  within that segment and related licensing revenue. There are no significant transfers between segments. Cost of sales and services includes costs associated with net revenue within the segments. Depreciation and amortization includes expenses related to depreciation and amortization directly allocated to the segment. Segment income (loss) does not include general and administrative expenses, selling and marketing, other operating expenses, other income (expense) items or income taxes. Identifiable assets are those assets used in segment operations, which consist primarily of receivables, inventory, prepaid expenses, machinery, equipment, licensing rights, technology, goodwill and cash maintained at DCB in the Czech republic. Corporate assets are principally patents, all cash maintained in the United States and assets used at the corporate office.



                                                      Healthcare
                         Intelligent     Medical     Management
                            Vending     Transaction    Software    Corporate
                            Machines    Processing   Development   And Other  Consolidated
June 30, 2000:

Net revenues                $ 778,693    $1,881,417     $593,379    $   --      $3,253,489

Cost of sales and           $ 428,192    $ 973,871      $157,485    $   --      $1,559,548
 services

Depreciation and            $ 405,179    $ 487,252      $326,032    $93,775     $1,312,238
 amortization

Selling, General &
 Administrative             $      --    $      --      $  --       $7,688,314  $7,688,314

Income (loss)  from
 continuing operations      $ (54,678)   $ 420,294      $109,862   $(7,782,089) $(7,306,611)
 before income taxes

Identifiable assets         $1,116,109   $4,499,056     $7,715,548  $1,818,560   $15,149,273

June 30, 1999:

Net revenues               $1,628,599    $ 583,777       $     -      $ -        $ 2,212,376

Cost of sales and          $  761,190    $ 333,864       $     -      $ -        $ 1,095,054
 services

Depreciation and          $   485,468    $ 136,458       $     -      $75,157        697,083
 amortization

Selling, General &
 Administrative            $       --    $      --       $     -   $7,028,591    $ 7,028,591

Income (loss) from
 continuing operations     $  381,941    $ 113,455     $      -   $(7,103,748)   $(6,608,352)
 before income taxes

Identifiable assets        $2,255,255   $2,473,409     $      -      $767,071    $ 5,495,735


Identifiable assets as of the June 30, 1999 exclude assets totaling $879,128 related to the discontinued ACDC operations (Note 16). There were no such assets as of June 30, 2000. 1999 expenses have been restated to exclude expenses related to the discontinued operations.

The following presents revenues by type:

                                  Year Ended          Year Ended
Product or Service Type          June 30, 2000       June 30, 1999
-----------------------         --------------       -------------

Sale of prepaid calling cards   $   18,260          $    89,635
Script terminal revenue             46,769              625,801
Movie Vision revenues              713,664              860,126
One Medical revenues               886,756              156,712
MedCard system revenues            994,661              427,065
DCB revenues                       593,379                   --
Other                                   --               53,037
                                ----------          -----------
Total                           $3,253,489          $ 2,212,376
                                 =========           ==========


The Company's healthcare management software development segment operates in both Europe and the United States, although the Company only began marketing the software and related services in the United States after April 15, 2000. All of the revenue earned during the period from the acquisition of DCB, April 15, 2000, through June 30, 2000 was generated in Europe, in the Czech Republic, England and France, which totaled $293,193, $249,739 and $50,447, respectively. The revenues from France relate solely to the recognition of deferred gross profit from the ten-year contract (Note 6). All of the revenues from the Company's other segments were generated in the United States.

One customer in the medical transaction processing segment accounted for $302,500 of revenue in this segment. Another customer, EIS, Inc., accounted for $886,756 of revenue in that segment, all of which was related to the licensing of the One Medical Services system and corresponding sales and services. One customer accounted for $249,739 of revenue in the healthcare management software development segment.

Note 14 - Commitments and Contingencies

Operating Leases

The Company leases administrative offices, a computer operations and data warehouse center and warehouse locations under noncancelable operating leases in California, New York and Florida. The minimum annual rent generally increases each year by an amount based on the Consumer Price Index or predetermined amounts. The Company is also generally responsible for paying its portion of the common area maintenance, real estate taxes and insurance expenses. Additionally, the Company also leases various office equipment under noncancelable operating leases with terms up to 5 years. Rental expense for the years ended June 30, 2000 and 1999 was $237,719 and $279,550, respectively. The Company has an option to lease additional space adjacent to its leased office and computer operations and data warehouse facility in Lakeland, Florida under the same general terms and conditions as its existing lease.

Note 14 - Commitments and Contingencies (cont'd)

Future minimum lease commitments at June 30, 2000 are as follows:

           Year Ending June 30,

                 2001                                      $320,265
                 2002                                       334,396
                 2003                                       338,890
                 2004                                       280,703
                 2005                                       269,483
                 Thereafter                                 401,894
                                                            -------
                                                         $1,945,631
                                                         ==========

Employment Agreements

The Company entered into three-year employment agreements with its two most senior officers in March 1999. The agreements entitle the officers to an annual salary of $137,500 and $120,000, respectively. The compensation amount was increased to $152,776 and $127,296, in 2000. As additional compensation, each officer is entitled to receive an incentive bonus computed based upon Company's operations and they are both entitled to other benefits, including such items as an automobile allowance, health and life insurance, vacation and sick pay benefits.

The Company entered into a two-year employment agreement with an officer of the Company commencing on October 19, 1999. The officer is entitled to a salary of $144,000 per year, payable in cash or common stock. The officer is entitled to receive an incentive bonus based upon annual performance criteria. He is also entitled to other benefits, including health insurance, disability coverage, vacation and sick pay benefits. The officer received an option to purchase 100,000 shares of the Company's common stock at $1.00 per share, vesting monthly over a two-year period.

During March 2000, the Company entered into a two-year employment contract with an individual. Annual compensation under this agreement is $115,000. The individual may receive other benefits including health insurance, vacation and sick pay and may be entitled to receive incentive bonuses. The individual received a three-year option to purchase 100,000 shares at $5.00 per share, with vesting on a monthly basis over two years.

During the quarter ended June 30, 2000, the Company entered into three three-year employment contracts with an officer of the Company, the managing director of DCB in the Czech Republic and another individual related to the operation of DCB in the United States. The total annual salary under these agreements is $276,000. The individuals may be entitled to receive incentive bonuses and other benefits including health insurance, vacation and sick pay. Five-year options to purchase a total of 1,096,000 shares of the Company's common stock at $4.04 per share were issued to the individuals with vesting on a monthly basis over three years.

In June 2000, the Company entered into a two-year employment contract with another officer of the Company with a total annual salary of $145,000. The individual may be entitled to receive incentive bonuses and other benefits including health insurance, disability coverage, vacation and sick pay. The individual received a five-year option to purchase 150,000 shares of the Company's common stock at $3.00 per share, with vesting on an annual basis over two years.

In June 2000, the Company entered into four two-year employment agreements with various personnel in the MedCard division. Total annual compensation under these agreements is $403,000. These individuals may be entitled to receive incentive bonuses and other benefits including health insurance, disability coverage, vacation and sick pay. These individuals received five-year options to purchase a total of 175,000 shares of the Company's common stock at $3.00 per share with vesting on an annual basis over two years.

In prior years, the Company had entered into a three-year employment agreement with another employee with a total annual compensation of $60,000. As additional compensation, the individual is entitled to receive an incentive bonus computed based upon annual performance criteria and he is entitled to certain other benefits, including health insurance, vacation and sick pay benefits.

Royalty Agreement

In connection with the original licensing and subsequent acquisition of MedCard (Note 3), the Company entered into a royalty agreement with the original Licensor. The royalty provisions of the license agreement remain in effect after the purchase. The Company will pay the Licensor 25% of qualified monthly revenues, less direct costs, generated by the licensed software. Royalties on net qualified revenues in excess of $1,000,000 per month shall be paid at 10%. The agreement required the Company to advance $550,000 of royalty fees payable to the Licensor and then retain as a credit 40% of the future monthly royalty payments until the advance is offset in full. During the year ended June 30, 2000, the Company paid $6,000 of royalties to the original Licensor. No royalties were paid during the year ended June 30, 1999.

Consulting Agreements

The Company has entered into various consulting agreements with outside consultants. These agreements entitle the consultant to issuances of common stock and options as well as cash compensation in exchange for consulting services relating to such things as raising additional debt and equity capital, software development, sales development, investor and public relations and general strategic business consulting. During the year ended June 30, 2000, the Company issued 1,732,500 shares of common stock and options to acquire 1,416,250 shares of common stock at rates ranging from $0.78 to $5.00 per share in exchange for consulting services valued at $1,922,984. During the year ended
June 30, 1999, the Company issued 2,520,219 shares of common stock and options to acquire 1,027,500 shares of common stock at rates ranging from $.45 to $2.00 per share in exchange for consulting services valued at $2,134,296. No outstanding obligations existed as of June 30, 2000 pursuant to the terms of the remaining consulting agreements.

Litigation

A suit has been filed against the Company by a former employee for damages totaling $269,000. Management believes the claim is without merit and has filed a counterclaim against the plaintiff alleging that the employee misappropriated equipment and other Company assets.

In March 2000, a consultant filed a demand for arbitration with the American Arbitration Association seeking payment of 200,000 shares of the Company's common stock and $12,000 related to an agreement executed October 5, 1999. Although the Company believed the claim was without merit, it settled the matter by issuing 25,000 shares of stock, valued at $42,970, in August 2000. This amount is included in accrued expenses and general and administrative expenses in the accompanying consolidated financial statements.

An individual filed a complaint against the Company in December 1998, seeking $250,000 plus interest and legal costs related to loans the individual made to the Company in 1994. The Company believes the claim is without merit as the loans had either been repaid or otherwise converted into other assets.

DCB contracted to develop an information system for a customer. The system was delivered and is in use by the customer. However, the customer paid only 2,787,000 CZK (US $74,417 at June 30, 2000) of total contract price of 5,150,000
CZK (US $137,513 at June 30, 2000) (excluding VAT). DCB canceled the contract for the information system because the customer refused to accept and pay for the system even though the system was physically installed and delivered to the customer. The customer filed a claim in the amount of 2,787,000 CZK (US $74,417 at June 30, 2000) for refund of its payments made under the contract, which claim has been appealed by DCB. The customer filed their claim in January 2000 and the matter is in the preliminary discovery stage. DCB intends to file a counter claim to collect the remainder of the contract amount. The remaining amount of the unpaid contract 2,363,000 CZK (US $63,096 at June 30, 2000) was fully reserved prior to the date of acquisition and is fully reserved for as of June 30, 2000.

In March 2000, the Company was served with a summons naming it as a cross defendant in an action between a former owner of One Medical Services, LLC and a third party. The former One Medical Services, LLC owner had originally sued the third party for collection of amounts he alleges he was due. The third party then filed a counter claim for $300,000 plus costs against this individual, also naming the Company as a co-defendant. The Company believes that it should not be a party to this matter as it had no involvement with the issue. The former One Medical Services, LLC owner has indemnified the Company against any losses it may incur as a result of this entire matter, other than the Company's initial legal costs incurred in its attempt to be removed from the claim.

In March, 2000, a former director of the Company filed a complaint against the Company seeking the issuance of options to purchase the Company's common stock in the following increments: 50,000 shares at $1.50 per share; 50,000 shares at $2.20 per share; and 25,000 shares at $0.01 per share. The former director is also seeking the issuance of 25,000 "restricted" shares of common stock. Except for the first option to purchase 50,000 shares at $1.50 per share, which is reflected as outstanding options in the Company's records and financial statements, the Company is vigorously disputing the claim as it believes it is without merit. This matter is currently in the discovery stage and a trial date has been set for January 2001.

The Company is also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, except for the arbitration matter settled in August 2000, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

Purchase Commitment

The Company has a purchase commitment with a vendor to acquire 2000 MedCard terminals prior to January 31, 2001. In consideration of this commitment, the Company has received preferential pricing. Should the Company not purchase the required number of terminals, the purchase price would be retroactively increased to reflect the lower volume acquired. The Company believes that it will be able to meet the required number of terminals pursuant to the agreement.

Note 15 - Statements of Cash Flows

During the fiscal year ended June 30, 2000:

The Company acquired $49,402 of fixed assets through capital leases.

The Company converted $495,884 of convertible notes and interest payable to 587,546 shares of common stock.

The Company converted 5,000 and 1,745 shares of Series A and C preferred stock into 800 and 3,490,000 shares of common stock, respectively.

The Company converted $185,613 of accounts payable and other liabilities into 256,839 shares of common stock.

The Company accrued dividends payable of $56,424 and $23,750 on the Series C and D preferred stock, respectively.

The Company issued 60,000 shares of common stock as partial payment of Series C accrued dividends and related liabilities.

The Company obtained fixed assets with a value of $205,000 in exchange for common stock and warrants to purchase the Company's common stock.

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

The Company converted $500,000 of franchise deposits, $1,172,997 of convertible notes and interest payable and $123,430 of accounts payable into 2,260,675 shares of common stock.

The Company converted $327,661 of franchise deposits into notes payable.

The Company converted 116,000 shares of Series A and B Preferred Stock into 28,200 shares of common stock.

The Company sold $635,237 of fixed assets by transferring the related capital leases to the acquiring entity.

Note 16 - Discontinued Operations

During the quarter ended June 30, 2000, the Company decided to discontinue its ACDC operations, as they had not generated any revenue for the Company in two years. The lack of prospects for future revenue generation, coupled with the Company's focus on medical technology led the Company to reach this decision. The ACDC equipment and phones will be disposed of prior to December 31, 2000, except for certain computer components and related hardware that will be retained. These components will be used as replacement parts in the Company's other intelligent vending machines, primarily video vending machines. The total net book value of the ACDC equipment and phones was reduced to $48,312 and reclassified to fixed assets for the Movie Vision operations during the quarter ended June 30, 2000. This amount equals the lower of the net book value and fair market value of the retained component parts. These are being depreciated over the remaining useful life of the equipment. A loss on disposal of $358,456 was recorded related to the discontinued ACDC operations.

As of June 30, 1997, the Company had sold equipment (ACDC units) to a customer for a total sales price of $664,000. The total amount of $664,000 is payable under the terms of a note receivable that bears interest at 8.5%. Principal and interest is payable commencing by December 31, 1997 in equal monthly installments of approximately $14,000 through November 30, 2002. No payments have been received as of June 30, 2000. The note is collateralized by the original equipment (ACDC machines). The Company has been reducing the value of the note to equal the estimated market value of the underlying collateral. The Company is pursuing legal action against the customer, however, collection of this amount is uncertain.

Accordingly, the Company has written off the note receivable in full and has recorded a fixed asset of $11,978 which equals the lower of amortized cost or fair market value of the component parts of the equipment held as collateral. The loss on the write-off of the note resulting from the discontinued ACDC operations was $92,693, bring the total loss on disposal to $451,149.

The only expenses related to the ACDC operations were as follows:


                                                  Year Ended June 30,

                                              2000                   1999
                                        ----------------------------------------

Depreciation                                $321,449               $402,788
Write down of value of note
     receivable                              106,530                 77,820
                                            --------               --------
                                            $427,979               $480,608
                                            ========               ========

The total loss on disposal of the ACDC units is a result of writing down the net book value of the fixed assets and note collateral to the lower of estimated depreciated cost or fair market value of the retained component parts. No other expenses are anticipated in connection with the disposal of the assets.

Note 17 - Related Party Transactions

The Company purchased equipment and received technical services from DSM.net, an entity owned by the Company's Vice President and Chief Technology Officer. The total of such equipment and services purchased by the Company was $218,936 and $23,106, respectively during the year ended June 30, 2000. There were no such transactions during the year ended June 30, 1999. The total amount owed to DSM.net at June 30, 2000 was $107,095 and is included in accounts payable on the accompanying consolidated balance sheet.

                                   SIGNATURES


    In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of September 2000 .

                            MEDCOM USA, INCORPORATED

                                  By /s/ Mark Bennett
                                     -------------------------------------------
                                         Mark Bennett, President

                                  By /s/ Alan Ruben
                                     -------------------------------------------
                                     Alan Ruben , Principal Financial Officer
                                      and Chief Accounting Officer

         In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                            Title                    Date

 /s/ Mark Bennett
Mark Bennett                        Director              September _____, 2000

 /s/ Michael Malet
Michael Malet                       Director              September _____, 2000

 /s/ David Breslow
David Breslow                       Director              September _____, 2000

 /s/ Julio Curra
Julio Curra                         Director              September _____, 2000

                                   FORM 10-KSB

                                    EXHIBITS

                            MedCom USA, Incorporated
                             18001 Cowan, Suites C&D
                                Irvine, CA 92614