Form 10-Q
period 2000-09-30
MEDCOM USA INC
filed 2000-11-16
CIK 907127

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

Commission File Number:  0-25474

                            MEDCOM USA, INCORPORATED

             (Exact name of registrant as specified in its charter)

        Delaware                                         65-0287558
---------------------------                              ----------
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

                                       N/A
               -------------------------------------------- ----
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes_X___   No____

As of November 14, 2000 the Company had 33,819,222 shares of Common Stock issued and outstanding.

                          PART I. FINANCIAL INFORMATION

Part 1.   Financial Information

Item 1.   Index to Financial Statements


                                MEDCOM USA, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Balance Sheets at
   September 30, 2000 and June 30, 2000                                 3
Consolidated Statements of Operations for the Three Months
   Ended September 30, 2000 and 1999                                    5
Consolidated Statements of Cash Flows for the
   Three Months Ended  September 30, 2000 and 1999                      6
Consolidated Statement of Stockholders' Equity
   for the Three Months Ended September 30, 2000                        7
Notes to Consolidated Financial Statements.                            8-18

Management's Discussion and Analysis of
   Financial Condition and Results of Operations.                     19-22

Part II.    Other Information                                           23

                    MEDCOM USA, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                   SEPTEMBER 30,    JUNE 30,
                                                       2000           2000
                                                   ------------     --------
                                                   (unaudited)

                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                          $521,780      $2,043,603
  Accounts receivable, less allowance for
   doubtful accounts of $203,541                      893,089         919,805
  Inventories                                         233,040         219,953
  Prepaid expenses and other current assets           368,290         262,576
  Royalty Advances                                    657,604         676,353
  Notes receivable, current portion (Note 2)           57,514          48,000
                                                       ------          ------
         Total Current Assets                       2,731,317       4,170,290

PROPERTY AND EQUIPMENT,
  Property & Equipment net of accumulated
   depreciation of $2,233,729 at September 30,
   2000 and $1,995,866 at June 30, 2000             4,677,068       4,163,830

OTHER ASSETS
 Notes receivable, less allowance of
  $150,000 (Note 2)                                   745,868         718,500
 DSM intellectual property, net of
  accumulated amortization of $301,394 at
  September 30, 2000 and $136,997 at
  June 30, 2000 (Note 3)                            2,986,537       3,150,934
 Goodwill, net of accumulated amortization
  of $597,135 at September 30, 2000 and
  $469,278 at June 30, 2000                         1,931,023       2,024,973
 Contracts, net of accumulated amortization of
  $141,265 at September 30, 2000 and $92,241 at
  June 30, 2000                                       772,526         821,550
 Other                                                149,678          99,196
                                                      -------          ------
         Total Other Assets                         6,585,632       6,815,153
                                                    ---------       ---------
         Total Assets                             $13,994,017     $15,149,273
                                                  ===========     ===========





                 See notes to consolidated financial statements

                    MEDCOM USA, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                        $925,721    $592,306
  Other current liabilities                                575,106     818,085
  Note payable (Note 5)                                     25,000      25,000
  Current obligations under capitalized lease (Note 5)      62,143      59,616
  Current portion of deferred revenue (Note 4)             241,707     256,272
  Dividends payable                                         52,250      23,750
                                                           -------    --------
        Total Current Liabilities                        1,881,927   1,775,029

LONG TERM LIABILITIES
 Obligations under capitalized lease (Note 5)               97,149     113,666
 Non-current portion of deferred revenue (Note 4)        1,958,816   2,110,382
                                                         ---------   ---------
        Total Long Term  Liabilities                     2,055,965   2,224,048
                                                         ---------   ---------
        Total Liabilities                                3,937,892   3,999,077
                                                         ---------   ---------

Commitments and Contingencies (Notes 5 and 9)

STOCKHOLDERS' EQUITY (Note 6)
Convertible  preferred  stock,  Series A $.001
 par value, and Series D, $.01 par value, 52,900
 shares authorized 50,000 (A), 2,900 (D); 7,100
 shares issued and outstanding (A) 4,250 and (D)
 2,850 at September 30, 2000 liquidation preference
 of $2,935,000                                                  33          33

Common stock $.0001 par value 80,000,000 shares
 authorized:
  shares issued and outstanding - 32,729,222 and
  31,820,966 at September 30, 2000 and June 30, 2000,
  respectively                                               3,273       3,182
Additional Paid In Capital                              48,160,943  47,448,976
Accumulated Deficit                                    (38,122,352)(36,300,132)
Currency translation gain (loss)                            14,228      (1,863)
                                                        ----------  -----------

        Total Stockholders' Equity                      10,056,125  11,150,196
                                                      ------------  -----------
Total Liabilities and Stockholders' Equity             $13,994,017 $15,149,273
                                                      ============ ============





                 See notes to consolidated financial statements

                    MEDCOM USA, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended September 30, 2000 and 1999

                                                            SEPTEMBER 30,

                                                         2000           1999
                                                         ----           ----
                                                      (unaudited)    (unaudited)
                                                      -----------    -----------
Revenue (Note 7)
   Sales                                              $  50,778       $ 112,108
   Rental                                               202,069         212,183
   Service                                               71,874         671,116
   Software development                                 274,433              --
                                                        -------      -----------
        Total revenue                                   599,154         995,407
                                                        -------      -----------

Cost of sales and  services,  exclusive of
depreciation and amortization
  shown separately below (Note 7)
   Sales                                                 24,856         105,893
   Rental                                               106,668          80,151
   Service                                               55,540          26,631
   Software development                                  61,856              --
                                                        -------     ------------
            Total cost of sales and services            248,920         212,675
                                                        -------     ------------
Gross profit                                            350,234         782,732
                                                        -------     ------------

Operating expenses
   General and administrative                         1,345,218         972,654
   Depreciation and amortization                        516,370         450,439
   Selling and marketing                                185,705         135,160
   Research and development                              92,534              --
                                                      ---------     ------------
        Total expenses                                2,139,827       1,558,253
                                                      ---------     ------------

Operating loss                                       (1,789,593)       (775,521)
                                                     -----------    ------------

Other income (expense)
   Interest expense                                      (9,780)        (30,570)
   Interest income                                       11,881           6,020
                                                      ----------      ----------
        Total Other income (expense)                      2,101         (24,550)
                                                      ----------      ----------

Loss from continuing operations before income taxes  (1,787,492)       (800,071)
Income tax provision                                      6,228           2,400
                                                     -----------      ----------
Net loss from continuing operations                  (1,793,720)       (802,471)

Net loss from discontinued operations (Note 8)               --         (67,631)
                                                     -----------     ----------
Net loss                                             (1,793,720)       (870,102)

Preferred stock dividend                                (28,500)        (26,067)
                                                     -----------      ----------

Net loss applicable to common shareholders           (1,822,220)       (896,169)
                                                     -----------      ----------
Other comprehensive gain
   Currency translation gain                             16,091              --
                                                     -----------      ----------
Comprehensive loss applicable to common
  shareholders                                      $(1,806,129)      $(896,169)
                                                    ============================

Basic and diluted loss per common share from
 continuing operations                                  $ (0.06)        $ (0.05)

Basic and diluted loss per common share from               (.00)           (.00)
 discontinued operations                                    ----            ----

Basic and diluted net loss per common share             $ (0.06)        $ (0.05)
                                                           ====            ====

Weighted average common shares outstanding
 (Note 6)                                            32,055,113      17,166,025
                                                     ==========      ==========



                 See notes to consolidated financial statements

                    MEDCOM USA, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                             SEPTEMBER 30,
                                                           2000         1999

(unaudited)           (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                             (1,793,720)  ($870,102)
   Adjustments to reconcile net loss to net cash
     used in operating activities
   Depreciation and Amortization                           516,370     450,439
   Loss from discontinued operations                                    67,631
   Imputed value of warrants granted for services           17,107     160,646
   Stock issued for services                                           133,265
   Recognition of deferred revenue                        (166,131)     (7,500)
      Changes in assets and liabilities:
        Inventories                                        (13,089)     33,777
        Accounts receivable                                 26,716     (56,838)
        Prepaid expenses and other current assets          (41,437)     (7,704)
        Royalty advances                                    18,749     (39,973)
        Other assets                                       (50,481)         --
        Accounts payable                                  (111,268)    131,232
        Other current liabilites                          (159,722)   (245,011)
                                                          ---------   ---------

NET CASH USED IN OPERATING ACTIVITIES                   (1,756,906)   (250,138)
                                                        ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
        Capital expenditures                              (317,839)    (79,458)
        Notes receivable                                   (36,882)   (259,500)
                                                          --------    ---------


NET CASH USED IN INVESTING ACTIVITIES                     (354,721)   (338,958)
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of long-term debt                --      10,000
        Proceeds from exercise of warrants and options     587,703          --
        Payments on debt                                        --    (251,500)
        Payments on obligations under capital leases       (13,990)    (13,222)
        Change in currency translation loss                 16,091          --
        Net proceeds from issuance of common stock              --     430,952
                                                           --------   ---------


NET CASH PROVIDED BY FINANCING ACTIVITIES                  589,804     176,230
                                                          --------     -------

   NET DECREASE IN CASH                                 (1,521,823)   (412,866)

   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      2,043,603     439,772
                                                         ---------    --------

   CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   521,780   $  26,906
                                                        ===========   =========

   SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
       Cash paid during the period for interest:       $     9,124   $     778
         Cash paid during the period for taxes:        $    12,321          --




                       See notes to consolidated financial statements

                    MEDCOM USA, INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      THREE MONTHS ENDED SEPTEMBER 30, 2000
                                   (unaudited)

                                  PREFERRED STOCK
                           SERIES A              SERIES D          COMMON STOCK                               CURRENCY
                       NUMBER               NUMBER              NUMBER              ADDITIONAL    ACCUMU-      TRANS-
                         OF                   OF                 OF                  PAID IN      LATED        LATION
                       SHARES    AMOUNT     SHARES    AMOUNT   SHARES       AMOUNT   CAPITAL      DEFICIT     GAIN/LOSS     TOTAL
                       ------    ------     ------    ------   ------       ------   --------     -------     ----------    ------
Balance-
June 30, 2000           4,250     $  4       2,850     $ 29   31,820,966   $3,182  $47,448,976  $(36,300,132)  $(1,863) $11,150,196

Net loss - 3 months
 ended September 30,
    2000                                                                                          (1,793,720)            (1,793,720)

Settlement of arbitration                                         25,000        3       42,968                               42,971

Imputed value of stock
 warrant grants in
 exchange for consulting
 services and leased
 equipment                                                                              81,384                               81,384

Dividend on Series D
 Preferred stock                                                                                     (28,500)               (28,500)

Exercise of stock options
 and warrants                                                    883,256       88      587,615                              587,703

Currency translation                                                                                             16,091      16,091
 gain                  ------       ----     ------     ----     -------     ----     --------     ---------     ------    --------

Balance
September 30, 2000     4,250        $  4      2,850    $  29   32,729,222  $3,273  $48,160,943   (38,122,352)   $14,228 $10,056,125
 (unaudited)          =============================================================================================================


                       See notes to consolidated financial statements

Note 1 - Organization and Significant Accounting Policies

Organization

MedCom USA, Incorporated was incorporated in the state of Delaware on August 15, 1991 under the name of Sims Communications, Inc. The Company changed its name to MedCom USA, Incorporated in October 1999. The Company provides technology-based solutions primarily for the medical industry. Solutions include 1) MedCard point-of-sale (POS) transaction terminals and PC software to provide medical insurance eligibility verification, claims processing and credit card/ATM charges and payments, 2) Health Information Gateway, a web-based infrastructure, featuring advanced data mining capabilities, designed to meet the information needs of healthcare entities, both payers and insurance entities, and 3) a comprehensive network of transaction processing applications using its intelligent debit cash POS terminals with custom software and is operated by a third party under a License Agreement (Note 4). The Company also operates in the intelligent vending area, using its previously acquired and developed technology. The operations in this area include the rental of videocassettes, the sale of prepaid phone cards and the utilization of script machines, of which the Company is only actively involved with the rental of videocassettes.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB.

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

Revenue Recognition

Sales Income: Revenue from the sale of inventory, which includes videocassettes, prepaid phone cards through dispensing machines (PCD's), MedCard terminals and other items are recognized upon shipment. Revenue from the licensing of software is recognized upon acceptance by the customer if the license agreement includes such an acceptance provision, otherwise it is recognized upon shipment.

Rental Income: Revenue from the rental of videocassettes is recognized at the time of rental for the rental of single videocassettes and upon the usage of prepaid movie cards upon the issuance of such cards. A movie card entitles the user to rent an unlimited number of movies during the prescribed time frame.

Service Income: Revenue related to processing of medical and financial transactions are recorded at the time the transaction is completed. Medical transactions include the use of the MedCard System and the One Medical Service Network. Financial transactions pertain to the use of the script machines. Revenue related to the providing of technical and other support related to the One Medical Services Network is recognized at the time services are rendered. Revenue from the billing services using the MedCard System is recorded at the time the billing service is rendered at the expected net reasonable value of the Company's share of the moneys to be collected. The Company performs these services in exchange for a percentage of the moneys collected by the billing party (medical group or hospital). Service revenue also includes licensing fees related to the One Medical Service program (Note 4). Revenue from maintenance agreements on software previously sold is recognized ratably over the maintenance period.

Software Development Income: Revenue related to time and material contracts is recognized as the service is provided. Revenue related to long-term software development contracts is recognized on the percentage of completion method if the contract does not include a customer acceptance provision or other contingencies. If the contract provides for customer acceptance or other similar contingencies, development revenues and expenses are deferred until the customer accepts the software, or other contingencies are resolved upon which time all the revenue and expenses related to the contract are recognized. During the periods ended September 30, 2000 and 1999, the Company did not have any contracts that required customer acceptance or similar contingencies.

Foreign Currency Translation

The financial statements of the Company's foreign subsidiary, DCB, are measured using the local currency, Czech crowns (CZK) as the functional currency. Assets and liabilities of this subsidiary are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity. Foreign currency transaction gains and losses, which were not material, are included in other income and expense in the consolidated statements of operations. The Company does not believe there are any foreign exchange restrictions or political, economic or other currency restrictions that will impact its operations in the Czech Republic.

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

Reclassifications

Certain accounts in the September 30, 1999 financial statements have been reclassified to conform to the September 30, 2000 presentation.

Note 2 - Notes Receivable

The Company made a loan to and entered into a joint venture agreement with Commonwealth Group International, Inc. and Frederick C. Sayle. The $150,000 note receivable bears interest at a rate of 10% per annum, with principal and interest originally payable by February 1, 1998. Additionally, the Company is entitled to 16.7% of the gross revenues from agreements with Commonwealth Group International, Inc., which includes cable television and cellular communications licenses owned by CGI-UKRAINE Ltd and ASWEST, Commonwealth Group International, Inc. joint venture partners. The Company has not received any such revenues and management believes that it is unlikely the Company will receive any such revenues in the future. The Company did not receive principal or interest payments on the note during the year ended June 30, 2000 and, as such, has commenced legal action against the borrowers. Due to the uncertainty regarding the collectability of this note receivable the Company has recorded a reserve for the full amount.

The Company has a note receivable with a balance of $766,500 at September 30, 2000 related to the licensing of the One Medical Service Network. This note is currently in default. The Company does not anticipate a material adverse impact from this default, as the deferred revenue related to the license will offset any portion of the note that is not collected (Note 4).

The Company loaned $36,882 to MedCard Management Systems, Inc., a related party (MedCard Management Systems, Inc. is owned by two employees of the Company). The note receivable bears interest at 8% and is payable in monthly installments of $1,000.

Note 3  - Acquisitions

DCB Actuaries & Consultants

In April 2000, the Company acquired 100% of the stock of DCB Actuaries & Consultants, s.r.o. (DCB), a Czech Republic based company. DCB developed and currently operates a health insurance decision support system with advanced data structures. The purchase price of DCB was at $2,095,270 and was comprised of the following:

      Purchase price - preferred stock - Series D         $     494,000
      Purchase price - cash                                   1,403,847
      Direct costs of acquisition - including 12,880
           shares of common stock                               197,423
                                                                -------
      Total acquisition cost                              $   2,095,270
                                                              =========

The aggregate purchase price has been allocated based on the fair market values at the date of acquisition as follows:

      Current assets                                      $     421,715
      Fixed assets                                            1,910,313
      Other assets                                                1,322
      Contracts                                                 813,791
      Goodwill                                                  813,791
      Liabilities                                            (1,865,662)
                                                              ---------
                                                           $  2,095,270

Pro Forma Statement of Operations

The unaudited pro forma results of operations had the Company acquired DCB Actuaries & Consultants, s.r.o. as of July 1, 1999 are as follows for the three month period ended September 30, 1999:

        Revenue                                          $ 1,227,400
        Net loss                                         $(1,058,730)
        Comprehensive net loss applicable
           to common shareholders                        $(1,113,297)
        Net loss per share                                     $(.06)

Intellectual Property from DSM

In April 2000, the Company acquired certain intellectual  property from DSM, LLC
(DSM), a Florida limited liability company. The purchase price for the intellectual property acquired from DSM was $3,287,930 and was comprised of the following:

      Purchase price - preferred  stock - Series D          $ 2,356,000
      Purchase price - cash                                     746,153
      Direct costs of acquisition - including 24,249
           shares of common stock                               185,777
                                                                -------
      Total acquisition value                               $ 3,287,930
                                                            ===========

The aggregate purchase price has been attributed entirely to the intellectual property based on the fair market value at the date of acquisition.

Note 4 - License Agreement and Deferred Revenue

On July 20, 1999, the Company licensed the exclusive rights to market the One Medical Service Network to an unrelated corporation (Licensee). The Company received initial payments totaling $567,000, which was included in service revenue in the three months ended September 30, 2000. The Company also received a 7-year, 8% unsecured note receivable in the amount of $810,000 as part of the transaction. The note was to be paid by monthly payments equaling $8.00 per platform using the One Medical Service network, with a minimum of $1,000 and a maximum of $6,000 per month, plus $3,000 of prepaid phone card credits amounts over its term. The deferred revenue related to this note is being recognized as revenue as the amounts were earned. A total of $613,000 of revenue was recognized during the year ended June 30, 2000, including the initial $567,000, leaving a balance of deferred revenue of $764,000 as of June 30, 2000. The Licensee has defaulted on the License Agreement as it is delinquent with respect to making payments on the note receivable. The Company is currently in negotiations with an unrelated third party to assume the License Agreement and operations of the One Medical Service Network. The Company does not anticipate a material adverse impact from the default by the current Licensee, as it anticipates that it will consummate a new agreement with the third party and the deferred revenue related to the license will offset any portion of the note that is not collected.

In 1998, DCB entered into a ten-year contract with an insurance company. Under the contract, DCB is responsible for building, maintaining and updating a specialized data warehouse in the health care insurance sector of the Czech Republic and providing the insurance company with access to the data warehouse. The insurance company paid $2,353,000 for services to be provided by DCB over the ten-year period beginning in the year 1998. Despite the fact that the project was stopped in 1999, the contract is still valid and DCB fulfilled all conditions defined by the contract. The project may be re-launched any time during the ten-year period. DCB recorded the payment as deferred revenue, and is amortizing the payment to revenue over ten years on a straight-line basis. Except for ongoing maintenance of the system, DCB does not expect to incur significant additional costs related to the contract.

The total balance of the deferred revenue related to the DCB contract was $1,436,523 at September 30, 2000. Revenue recognized during the quarter ended September 30, 2000 was $55,501 and is included in software development income in the accompanying consolidated statement of operations for the quarter ended September 30, 2000.

Note 5 - Note Payable and Capital Leases


  Note payable is comprised of the following at September 30, 2000:

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

Capital Leases

The Company leases equipment under capitalized leases, with a total balance outstanding of $159,292 as of September 30, 2000, of which $62,143 is current. The terms of the leases vary from 48 to 60 months and the leases are collateralized by the underlying equipment.

Note 6 - Stockholders' Equity

Equity Transactions

During the three months ended September 30, 2000, the following equity transactions occurred:

The Company issued 879,923 shares of its common stock upon the exercise of warrants and options at prices ranging from $0.59 to $1.00 per share, and received $584,370, net of $62,205 of expenses upon such exercise. As an inducement for these existing shareholders to convert their existing options and warrants into common stock, the Company issued warrants to purchase 1,319,885 shares of its common stock at $5.00 per share with an expiration in September 2005.

The Company issued 3,333 shares of its common stock to an employee upon the exercise of their option to purchase 3,333 shares at a price of $1.00 per share.

The Company issued 25,000 shares of its common stock for $42,971 in settlement of arbitration, such amount was included in other current liabilities at June 30, 2000.

The Company issued warrants to purchase 35,000 shares of its common stock at prices ranging from $2.00 to $2.47 with a total value of $17,107 (based on imputed values ranging from $0.45 to $0.59 per share) for consulting services, which have been charged to expense on the accompanying consolidated statements of operations. A warrant to purchase 25,000 shares expires in July 2001 and the warrant to purchase the remaining 10,000 shares expires in July 2002.

The Company issued a warrant to purchase 106,756 shares of its common stock at a price of $1.86 per share, with a total value of $64,277 (based on an imputed value of $0.60 per share) as a deposit for a capital lease agreement. The warrant expires in September 2003, and is included in other current assets on the accompanying consolidated balance sheets as the lease was not yet in effect as of September 30, 2000 (Note 9).

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

The Company has adopted the disclosure-only provisions of FAS 123. Accordingly, no compensation cost has been recognized for the issuances of stock options to employees. For the three months ended September 30, 2000, employees of the Company were issued options to purchase a total of 260,000 shares of the Company's common stock, at rates ranging from $1.87 to $2.50 per share, which equaled or exceeded market value at the time of grant, expiring from August 2003 to August 2005 (unrecognized imputed charge of $139,255, or $0.35 to $0.54 per share). The Company did not issue any stock options to employees of the Company during the quarter ended September 30, 1999.

The Company uses the Black Scholes option pricing model to determine the imputed value of all options and warrants issued using the following assumptions:

                                Three Months Ended
                                September 30, 2000

      Expected life                1 to 2 years
      Volatility                        50%
      Risk free interest rate          6.5%
      Dividend rate                      0%

Note 7 - Business Segments

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

The medical transaction processing segment includes revenue from the MedCard System, including the sale of terminals, processing fees and billing service revenue and the licensing, sales and services related to the Company's One Medical Services Network. The One Medical Services Network was licensed to an unrelated third party in July 1999, and as such, approximately 87% of the revenue ($606,000) was in the form of licensing and other revenue during the three months ended September 30, 1999. There was no revenue recorded during the quarter ended September 30, 2000 related to the One Medical Services Network.

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

Operating results and other financial data are presented for the three reportable segments of the Company for the three months ended September 30, 2000 and 1999. The healthcare management software development did not exist in the three months ended September 30, 1999; it arose because of the acquisition of DCB in April 2000. The 1999 segment information has been restated to exclude the results of operations from the discontinued operations related to the ACDC line of machines (Note 8).

Net revenue includes sales and services to external customers within that segment and related licensing revenue. There are no significant transfers between segments. Cost of sales and services includes costs associated with net revenue within the segments. Depreciation and amortization includes expenses related to depreciation and amortization directly allocated to the segment. Segment income (loss) does not include general and administrative expenses, selling and marketing, research and development, other operating expenses, other income (expense) items or income taxes. Identifiable assets are those assets used in segment operations, which consist primarily of receivables, inventory, prepaid expenses, machinery, equipment, licensing rights, technology, goodwill and cash maintained at DCB in the Czech Republic. Corporate assets are principally cash maintained in the United States and assets used at the corporate office.


                                                Healthcare
                      Intelligent   Medical    Management
                        Vending   Transaction   Software    Corporate   Consoli
                        Machines  Processing   Development  And Other    dated
September 30, 2000:

Net revenues           $ 216,309    108,732    $ 274,113    $     --   $599,154

Cost of sales and       $106,669  $  80,395    $  61,856    $     --   $248,920
 services

Depreciation and        $ 74,021  $  88,303    $ 341,958    $ 12,088   $516,370
 amortization

Selling, General &
 Administrative,        $     --  $      --    $     --  $1,621,356 $1,621,356
 Research & Development
 and other

Income (loss)  from
 continuing operations $  35,619  $ (59,966)  $(129,701)(1,633,444) $(1,787,492)
 before income taxes

Identifiable assets   $1,036,837 $4,414,028  $7,792,052   $751,100  $13,994,017

                                  Healthcare
                      Intelligent   Medical    Management
                        Vending   Transaction   Software    Corporate   Consoli
                        Machines  Processing   Development  And Other    dated

Net revenues           $295,493   $ 699,914     $     -      $  -      $995,407

Cost of sales and      $154,373   $  58,302     $     -      $  -     $ 212,675
 services

Depreciation and      $ 141,326   $ 290,658     $      -     $18,45   $ 450,439
 amortization

Selling, General &
 Administrative,      $     --    $      --     $      -  $1,132,364  1,132,364
 Research &
 Development and other

Income (loss) from
 continuing operations  $ (206)   $ 350,954     $      -  $(1,150,819  (800,071)
 before income taxes

Identifiable assets $1,214,604   $4,212,040     $      -  $   533,512 5,960,156


Identifiable assets as of September 30, 1999 excludes assets totaling $904,913 related to the discontinued ACDC operations (Note 8). There were no such assets as of September 30, 2000.

Note 8 - Discontinued Operations

During the quarter ended June 30, 2000, the Company decided to discontinue its ACDC operations, as they had not generated any revenue for the Company in two years. The lack of prospects for future revenue generation, coupled with the Company's focus on medical technology led the Company to reach this decision. The ACDC equipment and phones will be disposed of prior to December 31, 2000, except for certain computer components and related hardware that will be retained. These components will be used as replacement parts in the Company's other intelligent vending machines, primarily video vending machines. The total net book value of the ACDC equipment and phones was reduced to $48,312 and reclassified to fixed assets for the Movie Vision operations during the quarter ended June 30, 2000. This amount equaled the lower of the net book value and fair market value of the retained component parts. These are being depreciated over the remaining useful life of the equipment.

During the fiscal year ended June 30, 1997, the Company sold equipment (ACDC units) to a customer for a total sales price of $664,000. The total amount of $664,000 is payable under the terms of a note receivable that bears interest at 8.5%. Principal and interest is payable commencing by December 31, 1997 in equal monthly installments of approximately $14,000 through November 30, 2002. No payments have been received as of June 30, 2000. The note is collateralized by the original equipment (ACDC machines). The Company had been reducing the value of the note to equal the estimated market value of the underlying collateral. The Company is pursuing legal action against the customer, however, collection of this amount is uncertain.

Accordingly, the Company wrote off the note receivable in full at June 30, 2000 and recorded a fixed asset of $11,978 which equaled the lower of amortized cost or fair market value of the component parts of the equipment held as collateral.

The only expenses related to the ACDC operations for the quarter ended September 30, 1999 was depreciation of $67,631. There were no expenses related to the ACDC operations during the quarter ended September 30, 2000.

No other expenses are anticipated in connection with the disposal of the assets.

Note 9 - Commitments and Contingencies

Leases

In September 2000, the Company signed an agreement with EMC Corporation whereby the Company will obtain equipment under a three-year lease through EMC and issued a warrant to purchase 106,756 shares of the Company's common stock to EMC with an exercise price of $1.86 (the market price at the time the lease agreement was executed), with a total value of $64,277 (based on an imputed value of $0.60 per share), which is included in other current assets on the accompanying consolidated balance sheets, as the lease was not yet in effect as of September 30, 2000. This amount will be capitalized as part of the cost of the equipment and amortized over the life of the related equipment when it is placed into service. The equipment was received in October 2000, and will be used in the Company's storage service provider operations.

Litigation

In October 2000, the Company received a summons naming it as a co-defendant in a matter between MedCard Management Systems, Inc., Dream Technology, LLC, the owners of those entities and an individual. The plaintiff is seeking repayment of moneys he allegedly invested in MedCard Management Systems between November 1996 and December 1997, related interest and a 7% ownership interest in MedCard Management Systems. The plaintiff is also seeking the establishment of a constructive trust of the assets of MedCard, Dream and MedCom and an injunction from further issuing shares of stock in any of the defendant corporations. The Company believes all claims with respect to MedCom are without merit as the Company had no involvement with the plaintiff, no knowledge of his pending claim and negotiated all of the transactions regarding the MedCard System in an arms length manner. The Company will actively seek removal from this claim. The Company has been indemnified for all costs, including attorney's fees related to this matter as part of the original license agreement with MedCard and Dream.

The Company is also involved in various claims and legal actions arising in the ordinary course of business.

Note 10 - Related Party Transactions

During the three month period ended September 30, 2000, the Company purchased $168,693 and $50,553 of equipment and services, respectively, from DSM.net, a company owned by an officer of the Company. The Company believes that it purchased such goods and services at prices equal to or below what it could have purchased such amounts from an unrelated party. There were no such transactions during the period ended September 30, 1999.

Note 11 - Subsequent Event

Between October 1, 2000 and October 10, 2000, the Company issued 1,090,000 shares of its common stock upon the exercise of options and warrants at prices ranging from $0.59 to $1.00 per share, and received $1,046,728, net of $6,372 of expenses upon such exercise. As an inducement for these existing shareholders to convert their existing options and warrants into common stock, the Company issued warrants to purchase 2,135,000 shares of its common stock at $5.00 per share with an expiration in October 2005.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations-Three Months Ended September 30, 2000

The Company continued its shift towards the healthcare industry during the three month period ended September 30, 2000. Revenues from the medical transaction processing business segment declined from $699,914 for the quarter ended September 30, 1999 to $108,732 for the quarter ended September 30, 2000. The decrease in revenues reflects the recognition of over $600,000 in licensing and related sales revenue from the Licensee of the One Medical Service Network in the first quarter of 1999, for which there were no corresponding revenues in the quarter ended September 30, 2000.

The three month period ended September 30, 2000 includes healthcare management software development revenues of $274,113, which were generated by the Company's subsidiary, DCB, which was acquired in April of 2000. Accordingly, there are no corresponding revenues in the first quarter of the prior year. Of these revenues, $254,893 were generated in Europe and $19,220 was generated in the United States.

Revenues from the intelligent vending machine segment decreased from $295,493 during the quarter ended September 30, 1999 to $216,309 in the quarter ended September 30, 2000. This decrease is a result of the Company focusing its efforts and resources on its healthcare/medical business operations.

Revenues from sales of products decreased from $112,108 for the quarter ended September 30, 1999 to $50,778 for the quarter ended September 30, 2000 due to decreased equipment sales associated with products related to the One Medical Service Network, which were sold to the Licensee of the Network in 1999, but no such sales were made in 2000. The remainder of the decrease reflects the Company's shift from an internal sales force which generates a higher revenue per unit, to a primarily independent sales organization effort for the Company's MedCard products, whose training and development was taking place in the first quarter of 2000, resulting in lower sales for the quarter.

Revenues from rentals decreased from $212,183 during the quarter ended September 30, 1999 to $202,069 in the quarter ending September 30, 2000 as the company experienced lower rentals of videos as it focused its attention on the healthcare segment of its business.

Service revenues decreased from $671,116 for the quarter ended September 30, 1999 to $71,874 for the quarter ended September 30, 2000 primarily due to the decrease of $575,000 in revenues recognized on the licensing of the One Medical Service Network in the quarter ended September 30, 1999 without any corresponding revenues in the quarter ended September 30, 2000.

Cost of sales of products decreased from $105,893 for the quarter ended September 30, 1999 to $24,856 for the quarter ended September 30, 2000, while costs as a percent of sales decreased from 94% to 49% due to the decrease in equipment sales related to the One Medical Service Network, which were being sold to the licensee of the network at a very low profit margin in 1999, while there were no such sales in 2000. Additional decreases in cost of sales resulted from the Company recording fewer MedCard terminal sales, as it focused on building its relationship with its independent sales organizations.

Cost of rentals increased from $80,151 during the quarter ended September 30, 1999 to $106,668 in the quarter ending September 30, 2000, while costs as a percent of sales increased from 38% to 53%, as the lower revenues were not offset by a comparable decline in costs, but instead experienced increased costs related to maintaining the aging vending machines and general operating expenses.

Cost of services increased from $26,631 for the period ended September 30 1999 to $55,540 for the period ended September 30, 2000 as a result of adding to the production staff in the medical transaction processing segment to prepare for anticipated increased future sales. The cost of services as a percent of service revenues increased from 4% in the quarter ended September 30 1999 to 77% for the period ended September 30, 2000 as there were no costs associated with the licensing of the One Medical Service Network, which revenues were recognized in July of 1999. Cost of services as a percent of services revenue would have been 28% during the period ended September 30, 1999 exclusive of the One Medical Services Network licensing revenue.

Cost of software development was $61,856, or 23% as a percent of revenues. There were no corresponding costs in the previous year, as the Company began its efforts in this segment with the purchase of DCB in April of 2000. The expense as a percent of revenues may fluctuate in future years as more revenue is generated in this area.

General and administrative expenses increased from $972,654 for the period ended September 30 1999 to $1,345,218 for the period ended September 30, 2000. Approximately $200,000 of the increase is related to the Company's DCB operations in Europe and the United States. Additional costs were incurred for salary, facilities, attracting key employees and advisors, and the related infrastructure improvements to prepare the Company to focus on the medical transaction and healthcare software businesses.

Depreciation and amortization increased from $450,439 for the period ended September 30, 1999 to $516,370 for the period ended September 30, 2000. The increase is due to the amortization of costs associated with the purchase of DCB and deprecation of its related assets of $177,561, amortization of the technology acquired from DSM of $164,397, and the amortization of $37,950 of costs related to purchasing the MedCard technology in May of 2000. Offsetting this increase is a decrease in amortization of $280,521 related to goodwill from the One Medical Services Network, which is being amortized in proportion to the revenue recognized under the license agreement in the prior year, and the write-off in the prior year of patents which were no longer being used.

Selling and marketing expenses increased from $135,160 to $185,705 as the Company increasingly focused its attention on selling its products in the healthcare marketplace.

Research and development expenses of $92,534 were incurred in the three months ended September 30, 2000. These costs are related to product development completed on the Company's healthcare management software. There were no corresponding costs in the previous year, as the Company began its efforts in this segment with the purchase of DCB in April of 2000.

Interest expense declined from $30,570 to $9,780 as a result of the reduction of long term debt and the pay off of the Company's other liabilities. Interest income increased from $6,020 to $11,881 due to increased levels of cash onhand as compared to the previous year.

The Company recorded preferred stock dividends totaling $28,500 during the quarter ended September 30, 2000 related to the Series D preferred stock, versus a preferred stock dividend of $26,067 in the quarter ended September 30, 1999 related to the Series C preferred stock, which was retired in January 2000. There was no Series D preferred stock outstanding during the quarter ended September 30, 1999.

Liquidity and Sources of Capital

During the quarter ended September 30, 2000, the Company's operating cash requirement was $1,756,906, attributable to a net loss of $1,793,720 mitigated by non-cash charges for depreciation and amortization ($516,370) and stock and warrant based services ($17,107). This shortfall was primarily funded by exercise of stock options and warrants for $587,703, along with the cash balances on hand at the beginning of the fiscal year. In addition, the company incurred capital expenditures of $317,839.

Between October 1, 2000 and October 10, 2000, the Company received approximately $1,053,000 from the exercise of options and warrants to purchase 1,090,000 shares of the Company's common stock at prices ranging from $0.59 to $1.00. The Company issued five-year warrants to purchase 2,135,000 of its common stock at a price of $5.00 per share to warrant holders exercising their warrants.

At September 30, 2000 the Company's stockholders' equity totaled $10.1 million and net tangible assets was $8.1 million, compared to $11.2 million and $9.1 million, respectively as of June 30, 2000. When compared to June 30, 2000, the Company's working capital declined from $2,395,261 to $849,390.

The Company has received a lease commitment from an unrelated entity. This lease facility will provide the Company with up to $1,000,000 for equipment. The Company has already purchased approximately $400,000 of equipment that is expected to be covered under this facility and the amounts paid will be refunded to the Company. The Company anticipates it will utilize the balance by the end of calendar 2000.

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

DCB's cash flow will come from a comparatively small number of high dollar transactions. An outright sale or license of the software will yield the greatest upfront cash flow to the Company, plus cash in the future for maintenance and support. Transactions under the Application Service Provider
(ASP) alternative are expected to yield a long-term, continuous cash flow to the Company. However, because the market for DCB's systems is relatively new, it is difficult to predict when the revenue and cash will be realized.

The Company believes that with the funds received from the exercise of warrants in October and the equipment lease facility it has adequate cash resources available until such time as positive cash flow is generated from operations. However, if the Company does need additional cash in the future, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There can be no assurance, however, that the Company will be successful in obtaining additional funding if is determined to be necessary. If the Company is unsuccessful in obtaining additional funding for its operations, the Company will, if necessary, either sell certain assets or divisions, reduce its operations or otherwise reorganize its operations so that its operating expenses would be less than its revenues. Other than the above mentioned equipment lease facility, the Company does not have any available credit, bank financing or other external sources of liquidity.

The Company's long-term debt consists entirely of obligations under capital leases. As of September 30, 2000, the Company is in compliance with the covenants and provisions of these leases.

                                     PART II

                                Other Information

 Item 1.  Legal Proceedings.

      See Item 3 to the Company's annual report on Form 10-KSB for the year ended June 30, 2000 for information concerning the Company's legal proceedings. See Note 10 to the financial statements included as part of this report for information concerning recent litigation involving the Company.

 Item 2.  Changes in Securities.

      Note 6 to the financial statements included as part of this report discloses the shares of the Company's common stock which were issued or sold during the quarter ended September 30, 2000.

      The shares issued or sold during the quarter ended September 30, 2000 were not issued under the Securities Act of 1933 but were issued or sold in reliance upon the exemption provided by Section 4(2) of the Act. The persons who acquired these shares were either accredited or sophisticated investors. The shares of common stock were acquired for investment purposes only and without a view to distribution. The persons who acquired these shares were fully informed and advised about matters concerning the Company, including the Company's business, financial affairs and other matters. The persons acquired these shares for their own accounts. The certificates representing the shares of common stock bear legends stating that the shares may not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933, or pursuant to an applicable exemption from registration. The shares are "restricted" securities as defined in Rule 144 of the Securities and Exchange Commission.

Item  6.    Exhibits and Reports on Form 8-K:

         (a)  Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K:

              During the three months ending September 30, 2000, the Company did not file any reports on Form 8-K.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MEDCOM USA, INC.


                                       By:  /s/ Mark Bennett
                                           -------------------------
                                           Mark Bennett, President


                                            /s/ Alan Ruben
                                           ----------------------------
                                           Alan Ruben, Principal Financial
                                              and Accounting Officer


Date:   November 15, 2000