Form 10QSB
period 2000-12-31
MEDCOM USA INC
filed 2001-02-15
CIK 907127

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

Commission File Number:  0-25474

                            MEDCOM USA, INCORPORATED

             (Exact name of registrant as specified in its charter)

          Delaware                                         65-0287558
------------------------------               -------------------------------
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

                                       N/A
                          --------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No____

As of February 11, 2001 the Company has 34,981,523 shares of Common Stock issued and outstanding.

Part  1.        Financial Information

Item 1.         Index to Financial Statements


MEDCOM USA, INCORPORATED
CONSOLIDATED FINANCIAL STATEMENTS                                         Page

Consolidated Balance Sheets at
         December 31, 2000 and June 30, 2000                               3

Consolidated Statements of Operations for the Three and Six Months
         Ended December 31, 2000 and 1999                                  4

Consolidated Statements of Cash Flows for the
         Six Months Ended December 31, 2000 and 1999                       5

Consolidated Statement of Stockholders' Equity
         for the Six Months Ended December 31, 2000                        6

Notes to Consolidated Financial Statements                               7-18

Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  18-25

Part II                                                                   26

Signatures                                                                27

                    MEDCOM USA, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              DECEMBER 31,              JUNE 30,
                                                                                 2000                     2000
                                                                              -----------------         ----------
                                                                               (unaudited)
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                 $   648,504          $   2,043,603
    Accounts receivable, less allowance for doubtful accounts of $308,667
        at December 31, 2000 and $269,810 at June 30, 2000                        762,105                919,805
    Inventories                                                                   284,097                219,953
    Prepaid expenses and other current assets                                     308,035                262,576
    Royalty Advances                                                              613,511                676,353
    Notes receivable, current portion (Note 2)                                    112,574                 48,000
                                                                                  -------                 ------
        Total Current Assets                                                    2,728,826              4,170,290
PROPERTY AND EQUIPMENT,
    Property & Equipment net of accumulated depreciation of  $2,591,369
        at December 31, 2000 and $1,995,866 at June 30, 2000                    5,873,250              4,163,830
OTHER ASSETS
    Notes receivable, less allowance of $150,000 (Note 2)                         718,500                718,500
    DSM intellectual property, net of accumulated amortization of $465,791 at December 31, 2000 and $136,997
        at June 30, 2000 (Note 3)                                               2,822,140              3,150,934
    Goodwill, net of accumulated amortization of $691,083
        at December 31, 2000 and $469,278 at June 30, 2000                      1,837,074              2,024,973
    Contracts, net of accumulated amortization of $190,287
        at December 31, 2000 and $92,241 at June 30, 2000                         723,504                821,550
    Other                                                                         150,017                 99,196
                                                                                  -------                 ------
        Total Other Assets                                                      6,251,235              6,815,153
                                                                                ---------              ---------
        Total Assets                                                          $14,853,311          $  15,149,273
                                                                              ===========          =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                          $ 1,028,546          $     592,306
    Other current liabilities                                                     964,389                818,085
    Notes payable (Note 5)                                                         41,206                 25,000
    Current obligations under capitalized lease (Note 5)                          293,197                 59,616
    Current portion of deferred revenue (Note 4)                                                         256,612   256,272
    Dividends payable                                                              80,750                 23,750
                                                                                  -------             -----------
        Total Current Liabilities                                               2,664,700              1,775,029
 LONG TERM LIABILITIES
    Obligations under capitalized lease (Note 5)                                                         609,998   113,666
    Non-current portion of notes payable                                           76,212                    ---
    Non-current portion of deferred revenue (Note 4)                            2,014,342              2,110,382
                                                                                ---------              ---------
        Total Long Term  Liabilities                                                                   2,700,552    2,224,048
                                                                                                       ---------    ---------
        Total Liabilities                                                                              5,365,252   3,999,077
Commitments and Contingencies (Notes 5 and 9)

STOCKHOLDERS' EQUITY (Note 6)
Convertible  preferred  stock,  Series A $.001 par value, and Series D, $.01 par value,  52,900 shares  authorized 50,000 (A), 2,900 (D); 7,100 shares issued and outstanding (A) 4,250 and (D) 2,850 at December 31, 2000
    and June 30, 2000, liquidation preference of $2,935,000                            33                     33
Common stock  $.0001 par value 80,000,000  shares authorized:
    shares issued and outstanding - 34,866,523 and 31,820,966
    at December 31, 2000 and June 30, 2000, respectively                            3,487                  3,182
Additional Paid In Capital                                                     50,315,597             47,448,976
Accumulated Deficit                                                           (40,765,923)           (36,300,132)
Currency translation (loss)                                                       (65,135)                (1,863)
                                                                                  --------       ----------------
        Total Stockholders' Equity                                              9,488,059             11,150,196
                                                                                ---------             -----------
Total Liabilities and Stockholders' Equity                                  $  14,853,311          $  15,149,273
                                                                            =============          ==============


                 See notes to consolidated financial statements

                        MEDCOM USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three and Six Months Ended December 31, 2000 and 1999
                                   (Unaudited)

                                                                Three Months Ended                  Six Months Ended
                                                                 ------------------                 ----------------
                                                                      Dec. 31                            Dec 31,
                                                                      -------                            -------
                                                               2000              1999             2000              1999
                                                               ----              ----             ----              ----
Revenues (Note 7)
   Sales                                             $        140,916  $       504,807  $        191,694  $       616,914
   Rental                                                     148,491          153,530           350,559          365,712
   Service                                                    102,061          136,856           173,936          807,973
   Software development                                       180,375              ---           454,808              ---
                                                     ----------------  ---------------  ----------------  ---------------
      Total Revenue                                           571,843          795,193         1,170,997        1,790,599
Cost of sales and services, exclusive of
   depreciation and amortization shown
   separately below (Note 7)
   Sales                                                      107,386          178,089           132,242          283,982
   Rental                                                     111,290           75,857           217,958          156,008
   Service                                                     59,704          128,369           129,714          155,000
   Software development                                       124,163              ---           186,020              ---
                                                     ----------------  ---------------  ----------------  ---------------
      Total cost of sales and services                        402,543          382,315           665,934          594,990
                                                     ----------------  ---------------  ----------------  ---------------
Gross Profit                                                  169,300          412,878           505,063        1,195,609

Operating Expenses
   General and Administrative                               1,617,646        1,856,042         2,948,393        2,828,695
   Depreciation and Amortization                              712,175          184,250         1,228,545          634,689
   Selling and Marketing                                      435,689          266,865           621,394          402,025
   Research and development                                    11,700              ---           104,235              ---
                                                     ----------------  ---------------  ----------------  ---------------
      Total expenses                                        2,777,210        2,307,157         4,902,567        3,865,409
                                                     ----------------  ---------------  ----------------  ---------------
Operating loss                                            (2,607,910)      (1,894,279)       (4,397,504)      (2,669,800)

Other income (expense)
   Interest and other income                                    6,819           28,550            18,700           34,570
   Interest expense                                          (13,980)         (21,329)          (23,760)         (51,899)
                                                     ----------------  ---------------  ----------------  ---------------
      Total other income (expense)                            (7,161)            7,221           (5,060)         (17,329)
                                                     ----------------  ---------------  ----------------  ---------------
Loss from continuing operations before
   income taxes                                           (2,615,071)      (1,887,058)       (4,402,564)      (2,687,129)
Income tax provision                                              ---              ---             6,227            2,400
                                                     ----------------  ---------------  ----------------  ---------------
Net loss from continuing operations                       (2,615,071)      (1,887,058)       (4,408,791)      (2,689,529)
Net loss from discontinued operations (Note 8)                                (63,717)                          (131,348)
                                                     ----------------  ---------------  ----------------  ---------------
Net loss                                                  (2,615,071)      (1,950,775)       (4,408,791)      (2,820,877)

Preferred stock dividend                                     (28,500)         (26,390)          (57,000)         (52,457)
                                                     ----------------  ---------------  ----------------  ---------------
Net loss applicable to common shareholders                (2,643,571)      (1,977,165)       (4,465,791)      (2,873,334)
Other comprehensive gain
   Currency translation loss                                 (47,181)              ---          (63,272)              ---
Comprehensive loss applicable to common
                                                     ----------------  ---------------  ----------------  ---------------
   shareholders                                           (2,690,752)      (1,977,165)       (4,529,063)      (2,873,334)
                                                     ================  ===============  ================  ===============

Basic and diluted loss per common share from
   continuing operations                             $          (.08)  $         (.10)  $          (.14)  $         (.14)
Basic and diluted loss per common share from
   discontinued operations                                         --               --                --            (.01)
                                                     ----------------  ---------------  ----------------  ---------------
Basic and diluted net loss per common share          $          (.08)  $         (.10)  $          (.14)  $         (.15)
                                                     ================  ===============  ================  ===============

Weighted average common shares outstanding                 34,066,047       20,647,575        33,107,917       19,094,823
                                                     ================  ===============  ================  ===============

                 See notes to consolidated financial statements

                    MEDCOM USA, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                                              December 31,
                                                         2000             1999
                                                         ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                            $ (4,408,791)  $(2,820,877)
 Adjustments to reconcile net loss to net
   cash used in operating activities
     Depreciation and amortization                      1,228,545       634,689
     Loss from discontinued operations                         --       131,348
     Imputed value of warrants granted for
          services and interest                            69,793       456,721
     Stock issued for services                             24,375       742,016
     Recognition of deferred revenue                      (95,700)      (16,500)
     Provision for uncollectible accounts                  40,555            --
     Changes in assets and liabilities:
        Inventories                                       (64,146)       27,452
        Accounts receivable                               117,145      (434,546)
        Prepaid expenses and other current assets          65,620       (10,707)
        Notes receivable                                       --       (82,750)
        Accounts payable and accrued expenses             258,243       234,828
        Royalty advances                                   62,842        (4,818)
        Other assets                                      (50,820)       14,760
                                                 ----------------   ------------
NET CASH (USED IN) OPERATING ACTIVITIES                (2,752,339)   (1,128,384)

CASH FLOWS FROM INVESTING ACTIVITIES
         Capital expenditures                          (1,111,538)     (106,504)
         Notes receivable                                 (66,882)           --
         Payments received on notes receivable              2,308            --
                                                   ---------------   ----------
NET CASH (USED IN) INVESTING ACTIVITIES                (1,176,112)     (106,504)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of long-term debt               95,000        10,000
    Payments on debt                                       (2,582)     (263,000)
    Payments on obligations under capital leases          (27,819)      (37,740)
    Proceeds from exercise of warrants and options      1,632,025            --
    Net proceeds from issuance of common stock            900,000     2,159,701
    Funds paid on deposit to retire Series "C"
        preferred stock                                        --      (600,000)
                                                   ---------------   ---------
         Change in currency translation loss              (63,272)           --
     NET CASH PROVIDED BY FINANCING ACTIVITIES          2,533,352     1,268,961
                                                        ---------    ----------

     NET INCREASE (DECREASE) IN CASH                   (1,395,099)       34,073
     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD   2,043,603       439,772
                                                       ----------   -----------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD        $  648,504   $   473,845
                                                      ===========   ===========

     SUPPLEMENTAL DISCLOSURES
     OF CASH FLOWS INFORMATION (Note 11)
         Cash paid during the period for interest      $   18,473     $  40,523
         Cash paid during the period for taxes         $   12,561     $      --





                 See notes to consolidated financial statements

                    MEDCOM USA, INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000

0                                        Preferred Stock
                              -----------------------------------
                                 Series A            Series D        Common Stock
                                                                                     Additional                Currency
                               # of              # of               # of              Paid-in    Accumulated  Translation
                              Shares   Amount    Shares   Amount   Shares    Amount   Capital     Deficit     Gain/(Loss)   Total
                              ------   ------    ------   ------   ------    ------   --------   ---------   ------------   -----
Balance
June 30, 2000                  4,250     $4      2,850     $29   31,820,966  $3,182  $47,448,976 $(36,300,132) $(1,863) $11,150,196

Net loss - 6  months ended
     December 31, 2000                                                                             (4,408,791)           (4,408,791)

Settlement of legal matters                                          42,301       5       62,966                             62,971

Imputed value of stock
     warrant grants in exchange
     for consulting services
     and leased equipment                                                                245,149                            245,149

Issuance of common stock
     for services                                                    30,000       3       24,372                             24,375

Sale of common stock for cash at
     $1.00 per share, net of
     $100,000 of expenses                                        1,000,000      100      899,900                            900,000

Dividend on Series D
     Preferred stock                                                                                 (57,000)               (57,000)

Exercise of stock options
     and warrants                                                1,973,256      197    1,634,234                          1,634,431

Currency translation loss                                                                                        (63,272)   (63,272)

Balance
December 31, 2000             4,250      $4      2,850     $29  34,866,523   $3,487  $50,315,597 ($40,765,923)  ($65,135) $9,488,059
                             ======     =====    =====     ===  ==========   ======  ===========  ============  =========  ========

                 See notes to consolidated financial statements

Note 1 - Organization and Significant Accounting Policies

Organization

MedCom USA, Incorporated was incorporated in the state of Delaware on August 15, 1991 under the name of Sims Communications, Inc. The Company changed its name to MedCom USA, Incorporated in October 1999. The Company provides technology-based solutions primarily for the medical industry. Solutions include 1) MedCard point-of-sale (POS) transaction terminals and PC software to provide medical insurance eligibility verification, claims processing and credit card/ATM charges and payments and 2) Health Information Gateway, a web-based infrastructure, featuring advanced data mining capabilities, designed to meet the information needs of healthcare entities, both payers and insurance entities. The Company also operates in the intelligent vending area, using its previously acquired and developed technology. The operations in this area include the rental of videocassettes, the sale of prepaid phone cards and the utilization of script machines, of which the Company is only actively involved with the rental of videocassettes.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on form 10-KSB.

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

Revenue Recognition

Sales Income: Revenue from the sale of inventory, which includes videocassettes, prepaid phone cards through dispensing machines (PCD's), MedCard terminals, computer equipment and other items are recognized upon shipment. Revenue from the licensing of software is recognized upon acceptance by the customer if the license agreement includes such an acceptance provision, otherwise it is recognized upon shipment.

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

Software Development Income: Revenue related to time and material contracts is recognized as the service is provided. Revenue related to long-term software development contracts is recognized on the percentage of completion method if the contract does not include a customer acceptance provision or other contingencies. If the contract provides for customer acceptance or other similar contingencies, development revenues and expenses are deferred until the customer accepts the software, or other contingencies are resolved upon which time all the revenue and expenses related to the contract are recognized. During the periods ended December 31, 2000 and 1999, the Company did not have any contracts that required customer acceptance or similar contingencies.

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

Reclassifications

Certain accounts in the December 31, 1999 financial statements have been reclassified to conform to the December 31, 2000 presentation.

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

The Company has a note receivable with a balance of $766,500 at December 31, 2000 related to the licensing of the One Medical Service Network. This note is currently in default. The Company does not anticipate a material adverse impact from this default, as the deferred revenue related to the license will offset any portion of the note that is not collected (Note 4).

The Company has two other notes receivable with a total balance of $64,574 as of December 31, 2000. The notes bear interest at 8% and are due from January 2001 to February 2004.

Note 3  - Acquisitions

DCB Actuaries & Consultants

In April 2000, the Company acquired 100% of the stock of DCB Actuaries & Consultants, s.r.o. (DCB), a Czech Republic based company. DCB developed and currently operates a health insurance decision support system with advanced data structures. The purchase price of DCB was at $2,095,270 and was comprised of the following:

  Purchase price - preferred stock - Series D                     $    494,000
  Purchase price - cash                                              1,403,847
  Direct costs of acquisition - including 12,880
     shares of common stock                                            197,423
                                                                    ----------
         Total acquisition cost                                   $  2,095,270
                                                                     =========

The aggregate purchase price has been allocated based on the fair market values at the date of acquisition as follows:

         Current assets                                           $    421,715
         Fixed assets                                                1,910,313
         Other assets                                                    1,322
         Contracts                                                     813,791
         Goodwill                                                      813,791
         Liabilities                                                (1,865,662)
                                                                    ----------
                                                                  $  2,095,270
                                                                   ===========

Pro Forma Statement of Operations

The unaudited pro forma results of operations had the Company acquired DCB Actuaries & Consultants, s.r.o. as of July 1, 1999 are as follows for the six month period ended December 31, 1999:

           Revenue                                                 $ 2,254,585
           Net loss                                                $(3,198,134)
           Comprehensive net loss applicable
              to common shareholders                               $(3,307,591)
           Net loss per share                                            $(.17)

Intellectual Property from DSM

In April 2000, the Company acquired certain intellectual  property from DSM, LLC
(DSM), a Florida limited liability company. The purchase price for the intellectual property acquired from DSM was $3,287,930 and was comprised of the following:
    Purchase price - preferred stock - Series D               $    2,356,000
         Purchase price - cash                                       746,153
         Direct costs of acquisition - including 24,249
              shares of common stock                                 185,777
                                                                  ----------
       Total acquisition value                                $    3,287,930
                                                                 ===========

The aggregate purchase price has been attributed entirely to the intellectual property based on the fair market value at the date of acquisition.

Note 4 - License Agreement and Deferred Revenue

On July 20, 1999, the Company licensed the exclusive rights to market the One Medical Service Network to an unrelated corporation (Licensee). The Company received initial payments totaling $567,000, which was included in service revenue in the three months ended September 30, 2000. The Company also received a 7-year, 8% unsecured note receivable in the amount of $810,000 as part of the transaction. The note was to be paid by monthly payments equaling $8.00 per platform using the One Medical Service network, with a minimum of $1,000 and a maximum of $6,000 per month, plus $3,000 of prepaid phone card credits amounts over its term. The deferred revenue related to this note is being recognized as revenue as the amounts were earned. A total of $613,000 of revenue was recognized during the year ended June 30, 2000, including the initial $567,000, leaving a balance of deferred revenue of $764,000 as of June 30, 2000 and December 31, 2000. The Licensee has defaulted on the License Agreement as it is delinquent with respect to making payments on the note receivable. The Company is currently in negotiations with an unrelated third party to assume the License Agreement and operations of the One Medical Service Network. The Company does not anticipate a material adverse impact from the default by the current Licensee, as it anticipates that it will consummate a new agreement with the third party and the deferred revenue related to the license will offset any portion of the note that is not collected.

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

The total balance of the deferred revenue related to the DCB contract was $1,506,954 at December 31, 2000. Revenue recognized during the six months ended December 31, 2000 was $92,500 and is included in software development income in the accompanying consolidated statement of operations for the period ended December 31, 2000.

Note 5 - Note Payable and Capital Leases

  Note payable is comprised of the following at December 31, 2000:

   9.0% note payable - payable  monthly in installments
   of $1,999 over 60 months to landlord, through
   September 2005                                                  $92,418

   8.0%  convertible  note  payable  -  individual,
   interest  payable  quarterly, principal due at
   maturity date of February 1998.  Debt includes
   conversion to common stock feature with conversion
   rate of $1.25 per share.  Currently in default.                  25,000
                                                                   -------
                                                                   117,418
                                                                   =======

        Less: current portion                                      (41,206)
                                                                  --------
        Notes payable, long-term portion                           $76,212
                                                                 =========

Capital Leases

The Company leases equipment under capitalized leases, with a total balance outstanding of $903,196 as of December 31, 2000, of which $293,197 is current. The terms of the leases vary from 36 to 60 months and the leases are collateralized by the underlying equipment.

Note 6 - Stockholders' Equity

Equity Transactions

During the six months ended December 31, 2000, the following equity transactions occurred:

The Company issued 1,969,923 shares of its common stock upon the exercise of warrants and options at prices ranging from $0.59 to $1.00 per share, and received $1,631,098, net of $68,577 of expenses upon such exercise. As an inducement for these existing shareholders to convert their existing options and warrants into common stock, the Company issued warrants to purchase 3,454,885 shares of its common stock at $5.00 per share with an expiration in September and October 2005.

The Company issued 3,333 shares of its common stock to an employee upon the exercise of their option to purchase 3,333 shares at a price of $1.00 per share.

The Company issued 1,000,000 shares of its common stock at $1.00 per share in a private placement raising $900,000, net of $100,000 in offering costs. The Company also issued a 3-year warrant to purchase 1,000,000 shares of its common stock at $2.50 per share.

The Company issued 42,301 shares of its common stock, valued at $62,971, in settlement of legal matters.

The Company issued 30,000 shares of its common stock, valued at $24,375, for services received.

The Company issued warrants to purchase 1,108,717 shares of its common stock at prices ranging from $0.83 to $3.00 with a total value of $180,872 (based on imputed values ranging from $0.13 to $0.59 per share) for consulting services, of which $52,686 has been charged to expense on the accompanying consolidated statements of operations, and the remaining $128,186 have been recorded as a prepaid expense on the accompanying consolidated balance sheets and are being amortized over the term of the consulting agreements. These warrants expire at various dates from July 2001 to October 2005.

The Company issued a warrant to purchase 106,756 shares of its common stock at a price of $1.86 per share, with a total value of $64,277 (based on an imputed value of $0.60 per share) as a deposit for a capital lease agreement. The warrant expires in December 2003, and is included in property and equipment on the accompanying consolidated balance sheets, as the related equipment was installed in December 2000.

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

The Company has adopted the disclosure-only provisions of FAS 123. Accordingly, no compensation cost has been recognized for the issuances of stock options to employees. During the six months ended December 31, 2000, employees of the Company were issued options to purchase a total of 511,750 shares of the Company's common stock, at prices ranging from $0.60 to $2.50 per share, which equaled or exceeded market value at the time of grant, expiring from August 2003 to December 2005 (unrecognized imputed charge of $175,202, or $0.15 to $0.54 per share).

The Company uses the Black Scholes option pricing model to determine the imputed value of all options and warrants issued using the following assumptions:

                                                    Six Months Ended
                                                    December 31, 2000
         Expected life                                1 to 3 years
         Volatility                                      34 -50%
         Risk free interest rate                          6.5%
         Dividend rate                                     0%

Note 7 - Business Segments

The Company has three reportable segments: intelligent vending machines, healthcare management software development and medical transaction processing. The intelligent vending machine segment is comprised of the sales of prepaid phone cards, the processing of monetary transactions utilizing a script machine that are used primarily in major fast food chains and the rental of videocassettes through automated dispensing units in hotels and time share facilities, primarily located in the states of Florida and California. The Company is only actively involved with the rental of videocassettes.

The medical transaction processing segment includes revenue from the MedCard System, including the sale of terminals, processing fees and billing service revenue and the licensing, sales and services related to the Company's One Medical Services Network. The One Medical Services Network was licensed to an unrelated third party in July 1999, and as such, approximately 58% of the revenue ($765,000) was in the form of licensing and other revenue during the six months ended December 31, 1999. There was no revenue recorded during the six months ended December 31, 2000 related to the One Medical Services Network.

The healthcare management software development segment includes the licensing of the Health Information Gateway and related developmental services, as well as the licensing of other software and the sale of related hardware products and services. It operates under the name of the DCB division in the United States and DCB Actuaries and Consultants, s.r.o., in Europe.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company's reportable segments are strategic business units that offer different products and services.

Operating results and other financial data are presented for the three reportable segments of the Company for the six months ended December 31, 2000 and 1999. The healthcare management software development did not exist in the six months ended December 31, 1999; it arose because of the acquisition of DCB in April 2000. The 1999 segment information has been restated to exclude the results of operations from the discontinued operations related to the ACDC line of machines (Note 8).

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

                                                                           Healthcare
                                   Intelligent           Medical           Management
                                     Vending           Transaction          Software           Corporate
                                     Machines          Processing          Development         And Other     Consolidated
December 31, 2000:

Net revenues                       $ 375,189         $   240,533          $  555,276         $        --     $  1,170,997

Cost of sales and services         $ 221,264         $   187,535          $  257,136         $        --     $    665,934

Depreciation and amortization      $ 182,663         $   180,633          $  855,918         $     9,331     $  1,228,545

Selling, General &
  Administrative, Research &       $      --         $        --          $       --         $ 3,679,082      $ 3,679,082
  Development, and other

Income (loss)  from continuing
  operations before income taxes   $ (28,738)        $  (127,635)         $ (557,778)        $(3,688,413)    $ (4,402,564)


Identifiable assets                $ 871,504         $ 4,443,740          $ 8,523,091        $  1,014,976    $ 14,853,311

                                                                            Healthcare
                                  Intelligent           Medical            Management
                                    Vending           Transaction           Software          Corporate
                                    Machines           Processing         Development         And Other     Consolidated
December 31, 1999:

Net revenues                       $ 472,476         $  1,318,123          $     --           $     --      $ 1,790,599

Cost of sales and services         $ 169,933         $    425,057          $     --           $     --      $   594,990

Depreciation and amortization      $ 289,001         $    308,778          $     --           $  36,91      $   634,689


Selling, General &
  Administrative, Research &       $      --         $         --          $     --          $3,248,049     $ 3,248,049
  Development, and other

Income (loss) from continuing
  operations before income taxes
                                   $  13,542         $    584,288          $     --         $(3,284,959    $ (2,687,129)

Identifiable assets              $ 1,426,321         $  4,125,906          $     --         $1,530,704     $707,082,931


Identifiable assets as of December 31, 1999 excludes assets totaling $807,833 related to the discontinued ACDC operations (Note 8). There were no such assets as of December 31, 2000.

Note 8 - Discontinued Operations

During the quarter ended June 30, 2000, the Company decided to discontinue its ACDC operations, as they had not generated any revenue for the Company in two years. The lack of prospects for future revenue generation, coupled with the Company's focus on medical technology led the Company to reach this decision. The ACDC equipment and phones were disposed of in the period ended December 31, 2000, except for certain computer components and related hardware that were retained. These components are being used as replacement parts in the Company's other intelligent vending machines, primarily video vending machines. The total net book value of the ACDC equipment, including the value of collateral consisting of similar equipment related to a defaulted note receivable from the sale of ACDC equipment, was reduced to $60,290 and reclassified to fixed assets for the Intelligent Vending operations during the quarter ended June 30, 2000. This amount equaled the lower of the net book value and fair market value of the retained component parts. These are being depreciated over the remaining useful life of the equipment.

The only expenses related to the ACDC operations for the quarter ended December 31, 1999 was depreciation of $131,348. There were no expenses related to the ACDC operations during the six months ended December 31, 2000.

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

During the quarter ended December 31, 2000, the Company settled two claims, one with a former director and another with a former employee. These matters were settled for a combination of cash and Company stock, for a total combined amount of $125,500, which is included in general and administrative expenses in the accompanying consolidated statements of operations.

The Company is also involved in various claims and legal actions arising in the ordinary course of business. None of these items are expected to have a materially adverse impact on the Company's financial position or results of operations.

Note 10 - Related Party Transactions

During the six month period ended December 31, 2000, the Company purchased $118,422 and $65,512 of equipment and services, respectively, from DSM.net, a company owned by an officer of the Company. The Company believes that it purchased such goods and services at prices equal to or below what it could have purchased such amounts from an unrelated party. There were no such transactions during the period ended December 31, 1999.

Note 11 - Supplemental Cash Flow Disclosures

During the six month period ended December 31, 2000 the Company acquired approximately $1,147,000 of fixed assets through capital leases or were subsequently financed through a capital lease. Additionally, the Company issued warrants to purchase stock, valued at $64,277, as part of the acquisition cost of one of the assets.

The Company accrued dividends payable of $57,000 related to the Series D preferred stock during the six months ended December 31, 2000.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following discussion contains "forward-looking statements" as defined under the Federal Securities Laws. Actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors, including but not limited to: competitive products, services and pricing, product demand and market acceptance, reliance on key strategic alliances, fluctuations in operating results, availability of financial resources and other risks detailed form time to time in the Company's filings with the Securities and Exchange Commission.

Results of Operations-Three and Six Months Ending December 31, 2000

Management reviews the Company's financial performance primarily from an operating segment basis as presented in Note 7 of the accompanying financial statements, as opposed to reviewing performance solely based upon statement of operations categories. Management believes this type of analysis provides a better method to evaluate the operations of the Company by reviewing distinct and measurable sections.

Revenues from the medical transaction processing segment declined from $1,318,123 to $240,533 for the six month period ended, and from $618,209 to $131,801 for the three month period ended December 31, 2000, respectively, as compared to the prior year. The Company recognized about $600,000 and $165,000, respectively, in first two fiscal quarters of the prior year of licensing and related sales and service revenue from the Licensee of the One Medical Service, for which there were no corresponding revenues in the period ended December 31, 2000. In addition, the decrease in revenues for the three and six month periods ended December 31, 2000 reflects a large sale of medical terminals for $312,500 to a single independent sales organization in the period ended December 31, 1999 for which no similar sale was recorded in 2000.

The three and six-month periods ended December 31, 2000 includes healthcare management software development revenues of $281,163 and $555,276, respectively, which were generated by the Company's subsidiary, DCB, which was acquired in April of 2000 and U.S. based revenues related to the Health Information Gateway. Accordingly, there are no corresponding revenues in the first quarter of the prior year. Of these revenues, $246,755 and $501,648 were generated in Europe in the three and six month periods ended December 31, 2000, respectively, and $34,408 and $53,628 were generated in the United States in the three and six month periods ended December 31, 2000, respectively.

Revenues from the intelligent vending machine segment decreased from $176,983 during the quarter ended December 31, 1999 to $158,880 in the quarter ended December 31, 2000, and from $472,476 during the six month period ended December 31, 1999 to $375,189 in the six month period ended December 31, 2000. This decrease is a result of the Company focusing its efforts and resources on the healthcare/medical business operations and the reduced sale of related products and providing of related services.

Revenues from sales of products decreased by $363,891 and $425,220, respectively, for the three and six month periods ended December 31, 2000 as compared to the corresponding periods in the prior year. The decline resulted from a large sale of medical terminals to a single independent sales organization ($312,500) in the period ended December 31, 1999 for which no similar sale was recorded in 2000. Additional decreases were experienced on equipment sales associated with products related to the One Medical Service Network totaling over $155,000, which were sold to the Licensee of the Network in 1999, but no such sales were made in 2000. Offsetting these declines was the sale of computer equipment by the Company's DCB division in the three month period ended December 31,2000.

Revenues from rentals decreased by $5,039 and $15,153, respectively, for the three and six month periods ended December 31, 2000 as compared to the corresponding periods in the prior year as the company experienced lower rentals of videos as it focused its attention on the healthcare segment of its business.

Service revenues decreased by $34,795 and $634,037, respectively, for the three and six month periods ended December 31, 2000 as compared to the corresponding periods in the prior year primarily due to the decrease of $610,000 in revenues recognized on the licensing of and services related to the One Medical Service Network in the six month period ended December 31, 1999 without any corresponding revenues in the quarter ended December 31, 2000. The Company also recognized approximately $22,000 more sales of products from its Intelligent Vending Machine segment in the prior year than in the current year.

Software development revenues were $180,375 and $454,808, respectively, for the three and six month periods ended December 31, 2000. There were no corresponding revenues in the previous year, as the Company began its efforts in this segment with the purchase of DCB in April of 2000. Revenues may fluctuate in future periods as additional business is generated in this area.

Cost of sales of products decreased by $70,703 and $151,740, respectively, for the three and six month periods ended December 31, 2000 as compared to the corresponding periods in the prior year due to the decrease in product sales related to the One Medical Service Network, while there were no such sales in 2000, and the large sale of medical terminals in the period ended December 31, 1999 for which there was no corresponding amount in the current year. Offsetting these cost decreases were additional costs as the Company added staff to fulfill orders in medical transaction processing division, and costs related to the sale of computer equipment by the Company's DCB division in the three month period ended December 31,2000. The cost as a percentage of revenue also increased based upon the mix of sales by outside entities as compared to internal personnel. The One Medical Service Network product sales and the large single MedCard sale caused the decline in the cost of sales and services in the Medical Transaction processing segment.

Cost of rentals increased by $35,433 and $61,950, respectively, for the three and six month periods ended December 31, 2000 as compared to the corresponding periods in the prior year, as the lower revenues were not offset by a comparable decline in costs, but instead experienced increased costs related to maintaining the aging vending machines and general operating expenses. This also accounts for the increase in cost of sales and services for the Intelligent Vending Machine segment.

Cost of services decreased by $68,665 and $25,286, respectively, for the three and six month periods ended December 31, 2000 as compared to the corresponding periods in the prior year. The cost decrease in the quarter ended December 31, 2000 as compared to the prior year reflects the Company reorganizing the medical transaction processing division to focus on higher margin areas in the medical transaction processing services offset by adding to the production staff in this segment to prepare for anticipated increased future sales. The cost of services as a percent of service revenues increased from 19% in the six months ended December 31, 1999 to 75% for the period ended December 31, 2000 as there were no costs associated with the licensing of the One Medical Service Network. Cost of services as a percent of services revenue would have been 78% during the six months ended December 31, 1999 exclusive of the One Medical Services Network licensing revenue.

Cost of software development was $124,163 and $186,020, respectively, for the three and six month periods ended December 31, 2000, or 69% and 41% of revenues, respectively. There were no corresponding costs in the previous year, as the Company began its efforts in this segment with the purchase of DCB in April of 2000. The costs as a percentage of revenue were higher in the current quarter than in the prior quarter because of the additional costs associated with the first ASP/HIG contract, which was consummated during the three month period ended December 31,2000 and the fact that the contract was entered into at a significantly reduced price. These expenses as a percent of revenues may fluctuate in future periods as more revenue is generated in this area.

General and administrative expenses decreased by $238,396 to $1,617,646 for the three month period ended December 31, 2000 as compared to December 31, 1999. This reduction in expense resulted from the emphasis on marketing expenses for the healthcare related business over general and administrative functions. Additionally, there was a reduction in the use of equity based compensation to pay for services in 2000 from the 1999 levels. Offsetting the decrease in the comparative results for the three months ended December 31, 2000 was the settlement of legal claims with a former director and a former employee for a total of $125,500 and the addition of approximately $267,000 related to the Company's DCB operations in Europe and the United States. In comparing general and administrative expenses for the six month period ended December 31, 2000 to the same period in the prior year, there was an increase of $119,698, to $2,948,393. The steady level of general and administrative expenses reflects increases related to salary, facilities, attracting key employees and advisors, the settlement of the legal matter mentioned above, approximately $467,000 related to the Company's DCB operations in Europe and the United States, and the related infrastructure improvements to prepare the Company to focus on the medical transaction and healthcare software businesses. Offsetting these increases were cost reductions related to the Company's focus on marketing programs over administrative functions and the reduction in equity based compensation used in 1999.

The total equity based compensation was $904,826 and $1,198,737 for the three and six months ended December 31, 1999 as compared to $94,168 for the six months ended December 31, 2000.

Depreciation and amortization increased by $527,925 and $593,856, respectively, for the three and six month periods ended December 31, 2000 as compared to the corresponding periods in the prior year as a result of increased amortization of costs associated with the purchase of DCB and deprecation of its related assets, the depreciation of the assets related to the Internet Healthcare Solutions Center which opened in October 2000, amortization of the technology acquired from DSM, and the amortization of costs related to purchasing the MedCard technology in May of 2000. Offsetting this increase is a decrease in amortization related to goodwill from the One Medical Services Network, which was being amortized in proportion to the revenue recognized under the license agreement in the prior year, and the write-off in the prior year of patents which were no longer being used.

Selling and marketing expenses increased by $168,824 and $219,369, respectively, for the three and six month periods ended December 31, 2000 as compared to the corresponding periods in the prior year as the Company increasingly focused its attention on the selling and marketing of its products in the healthcare marketplace.

Research and development expenses were $11,700 and $104,235, respectively, for the three and six month periods ended December 31, 2000. These costs are related to product development completed on the Company's healthcare management software. There were no corresponding costs in the previous year, as the Company began its efforts in this segment with the purchase of DCB in April of 2000.

Interest expense declined by $7,349 and $28,139, respectively, for the three and six month periods ended December 31, 2000 as compared to the corresponding periods in the prior year as a result of reducing long term debt and the pay off of the Company's other liabilities. Interest and other income decreased by $21,731 and $15,870, respectively, for the three and six month periods ended December 31, 2000 as compared to the corresponding periods in the prior year as a result of higher cash balances available for investment purposes in the current year as compared to the previous year, offset by the sale of assets included in other income in the prior year.

The Company recorded preferred stock dividends of $28,500 per quarter, for a total of $57,000 for the six months ended December 31, 2000 related to the Series D preferred stock, versus a preferred stock dividend of $26,390 and $52,457 for the three and six months ended December 31, 1999, respectively, related to the Series C preferred stock, which was retired in January 2000. There was no Series D preferred stock outstanding during the six months ended December 31, 1999.

The Company opened its Internet Healthcare Solutions Center in October 2000. With the opening of this facility the Company commenced full-scale sales and marketing of its HIG. Prior to the opening it was not possible to complete the sales cycle as the Company lacked a facility from which to operate its HIG applications, to demonstrate its capabilities in the US market or to conduct facility tours to show its technology and safeguards. As the sales efforts have progressed, the Company has learned that the initial sale or license of the HIG is a very lengthy process, especially as the Company gains a reputation in the US marketplace. Therefore, minimal sales activity occurred to date during the current fiscal year and only minor growth is expected during the remainder of the current fiscal year. Sales and licensing of the HIG is expected to grow during the next fiscal year.

The Company incurred greater costs on its initial HIG contract than it expects on subsequent contracts since it was the first such operation in the United States. The Company expects to achieve certain efficiencies as future contacts are fulfilled. Additionally, the Company made substantial price concessions on its first license of the HIG in order to secure its first US customer. Both of these factors served to diminish the Company's cash flow during the current quarter.

The Company also devoted significant time and costs in the furtherance of the design and marketing of new joint product offerings for the healthcare market with Solucient (formerly HCIA Sachs and HBSI). The collaboration is intended to enhance the capabilities of the HIG by embedding various Solucient products into its basic architecture, which is expected to increase customer acceptance of the HIG. The time and expensed incurred during the quarter ended December 31, 2000 related primarily to initial meetings, exploring how the companies could work together, initial negotiations with respect to product configuration and bringing the offerings to market and the identification or various prospect or target accounts. The Company expects to incur developmental time relating to this association in future periods.

The Company has determined that in order for it to fully capitalize upon its opportunities it will need to incur significant expenses in terms of sales and marketing costs, including the hiring of experienced high-level personnel with sales and medical backgrounds. This is a change from its prior methodology, whereby the Company operated with a minimum of personnel resources, with the anticipation of slowly funding future growth from operations. However, because of the opportunity that currently exists the Company now believes that it should make a sizeable investment in the sales and marketing areas, as well as adding individuals with medical and technical expertise to its staff. Management believes that the Company is ahead of the competition with respect to its products and technology and such an investment should enable the Company to promote its products and services to a wider market and gain a greater market share to capitalize upon this product differentiation.

Management believes the Company would be successful without such an investment, although to a lesser degree, because a reduced sales effort could be partially over shadowed by the competition through the use of greater financial resources. Because of the relatively long sales cycle management believes that it is important to promote the HIG to as great an extent as possible until such time as it becomes widely recognized as an industry leader with proven technology. Without the increased expenditure, it would be more difficult to promote the Company's products and gain overall market acceptance regardless of the functionality of competing products. The Company would then most likely operate in selected niches.

The  Company has also  refocused  its sales  efforts in the  MedCard  area while simultaneously reformatting the pricing structure. The Company is adding internal sales resources to sell the MedCard System. It is also focusing its external efforts on developing and building associations to promote the MedCard System with organizations within the medical field, including insurance companies, medical groups and other groups with healthcare ties. However, the Company continues to work with selected external organizations that are not specifically healthcare focused to the extent that the Company believes that the association will provide positive results for the Company. These include selected financial institutions and their related sales organizations.

Liquidity and Sources of Capital

During the quarter ended December 31, 2000, the Company's operating cash requirement was $2,752,339, attributable to a net loss of $4,408,791, mitigated by non-cash charges for depreciation and amortization ($1,228,545) and stock and warrant based services ($94,168), and increases in the provision for bad debts ($40,555). This shortfall was primarily funded by exercise of stock options and warrants for $1,632,025, the sale of common stock for $900,000, along with the cash balances on hand at the beginning of the fiscal year. In addition, the company incurred capital expenditures of $1,111,538.

At December 31, 2000 the Company's stockholders' equity totaled $9.5 million and net tangible assets was $7.7 million, compared to $11.2 million and $9.1 million, respectively as of June 30, 2000. When compared to June 30, 2000, the Company's working capital declined from $2,395,261 to $64,126.

Much of the decline in working capital was used to fund fixed asset additions and ongoing operations. Accounts payable includes approximately $400,000 related to the acquisition of equipment that was subsequently financed through a one year lease.

The Company's long-term debt consists entirely of obligations under capital leases and a note payable to the landlord of the facility housing the Internet Healthcare Solutions Center, as part of the cost of the improvements paid for the Company. As of December 31, 2000, the Company is in compliance with the covenants and provisions of these leases and note.

The Company will generate revenue from its Health Information Gateway (HIG) through two sources. The first is a direct license whereby the end user would pay an initial license fee and then operate the HIG on their own system using their own personnel and equipment. The second alternative involves operating the HIG through the Company's Internet Healthcare Solutions Center in Florida in a Application Service Provider (ASP) environment. The customer would then pay a monthly fee for the use of the system.

Cash flow from the HIG will come from a comparatively small number of high dollar transactions. An outright sale or license of the software will yield the greatest upfront cash flow to the Company, plus cash in the future for maintenance and support. Transactions under the ASP alternative are expected to yield a long-term, continuous cash flow to the Company. However, because of the relative newness of the market, it is difficult to predict when the revenue and cash will be realized. MedCard will focus on generating cash flow from a large number of small dollar transactions resulting from the sale of terminals and the related residual income stream.

The Company had previously received a commitment from an unrelated third party to provide a lease credit facility of $1 million. However, this transaction was not consummated as the third party backed out of its commitment. This put additional pressure on the Company's cash resources as the Company had either acquired or would acquire the underlying equipment in the near future.

As a result of the business strategy discussed above with the rollout of the HIG and the proposed revised MedCard sales focus the Company is seeking to raise approximately $3 million to meet its short-term working capital needs, towards a total projected need of approximately $10 million over the next twelve to eighteen months. These funds are planned to be used to launch an immediate aggressive sales and marketing campaign for both the HIG and the MedCard System, with much of the funds going to acquiring the necessary internal resources and the outsourcing of certain related functions. Through February 12, 2001, the Company has raised approximately $687,000, net of $71,000 of expenses through the issuance of common stock under private placements offerings. Additionally, the Company has reached a preliminary agreement with an investment banking firm in which they would act as an exclusive firm to assist the Company in transactions for the purpose of raising capital. Management believes that the above capital infusions should enable the Company to meet its long-term goals. If the Company obtains less than the $10 million noted above, it would scale back its sales and marketing efforts, which would result in a lower rate of growth.

The Company believes that the funds in the amounts described above would provide adequate cash resources available until such time as positive cash flow is generated from operations. There can be no assurance, however, that the Company will be successful in obtaining this additional funding. If the Company is unsuccessful in obtaining additional funding for its operations, the Company will, if necessary, either sell certain assets or divisions, reduce its operations or otherwise reorganize its operations.

The Company is also evaluating its current expenses as a way of conserving capital. Approximately 20% of the general and administrative or operations personnel in the United States have been eliminated within the last several months. Management is taking other steps to minimize expenses in non-sales and marketing areas as long as the reductions do not impact the long-term success of the Company.

                                     PART II

                                Other Information

         Item 1.     Legal Proceedings.

         See Item 3 to the Company's annual report on Form 10-KSB for the year ended June 30, 2000 for information concerning the Company's legal proceedings. See Note 9 to the financial statements included as part of this report for information concerning recent litigation involving the Company.

         Item 2.     Changes in Securities.

         Note 6 to the financial statements included as part of this report discloses the shares of the Company's common stock which were issued or sold during the period ended December 31, 2000.

         The shares issued or sold during the six months ended December 31, 2000 were not issued under the Securities Act of 1933 but were issued or sold in reliance upon the exemption provided by Section 4(2) of the Act. The persons who acquired these shares were either accredited or sophisticated investors. The shares of common stock were acquired for investment purposes only and without a view to distribution. The persons who acquired these shares were fully informed and advised about matters concerning the Company, including the Company's business, financial affairs and other matters. The persons acquired these shares for their own accounts. The certificates representing the shares of common stock bear legends stating that the shares may not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933, or pursuant to an applicable exemption from registration. The shares are "restricted" securities as defined in Rule 144 of the Securities and Exchange Commission.

Item  6.      Exhibits and Reports on Form 8-K:


              (a)   Reports on Form 8-K:

                    During the six months ending December 31, 2000, the Company did not file any reports on Form 8-K.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MEDCOM USA, INC.

By:  /s/ Michael Malet
    ----------------------------
Michael Malet, Vice President and Chief Operating Officer




By:    /s/ Alan Ruben
       -------------------------
Alan Ruben, Principal Financial and Accounting Officer





Date: February 14, 2001