Form 10QSB
period 2001-03-31
MEDCOM USA INC
filed 2001-05-15
CIK 907127

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

Commission File Number:  0-25474

                            MEDCOM USA, INCORPORATED

             (Exact name of registrant as specified in its charter)

                  Delaware                             65-0287558
            -------------------                     ------------------
        (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)               Identification No.)

                   18001 Cowan, Suites C & D, Irvine CA            92614
              (address of principal executive offices)           (Zip Code)

                                       (949) 261-6665
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
                          ---------------------- ----
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No____

As of May 14, 2001 the Company had 10,636,308 shares of Common Stock issued and outstanding.

Part  1.   Financial Information

Item 1.    Index to Financial Statements


MEDCOM USA, INCORPORATED
CONSOLIDATED FINANCIAL STATEMENTS                                       Page

Consolidated Balance Sheets at
      March 31, 2001 and June 30, 2000                                    3

Consolidated Statements of Operations for the Three and Nine Months
      Ended March 31, 2001 and 2000                                       4

Consolidated Statements of Cash Flows for the
      Nine Months Ended March 31, 2001 and 2000                           5

Consolidated Statement of Stockholders' Equity
      for the Nine Months Ended March 31, 2001                            6

Notes to Consolidated Financial Statements                             7-18

Management's Discussion and Analysis of
      Financial Condition and Results of Operations                   18-25

Part II                                                                  26

Signatures                                                               27

                    MEDCOM USA, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      MARCH  31,       JUNE 30,
                                                        2001             2000
                                                      ---------       ---------
                                                     (unaudited)      (audited)
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                         $  103,353     $ 2,043,603
   Accounts receivable, less allowance for
   doubtful accounts of $211,871 at March 31,
   2001 and $269,810 at June 30, 2000                   583,788         919,805
   Inventories                                          306,677         219,953
   Prepaid expenses and other current assets            687,042         262,576
   Royalty Advances                                     643,658         676,353
   Notes receivable, current portion (Note 2)            86,916          48,000
                                                         ------          ------
      Total Current Assets                            2,411,434       4,170,290
PROPERTY AND EQUIPMENT,
   Property & Equipment net of accumulated
   depreciation of $2,879,934 at March 31, 2001
   and $1,995,866 at June 30, 2000                    5,402,755       4,163,830
OTHER ASSETS
   Notes receivable, less allowance of $150,000
   (Note 2)                                             741,804         718,500
   DSM intellectual property, net of accumulated
   amortization of $630,188 at March 31, 2001
   and $136,997 at June 30, 2000 (Note 3)             2,657,743       3,150,934
   Goodwill, net of accumulated amortization of
     $785,032 at March 31, 2001 and $469,278 at
     June 30, 2000                                    1,743,126       2,024,973
   Contracts, net of accumulated amortization
     of $239,310 at March 31, 2001 and $92,241
     at June 30, 2000                                   674,482        821,550
   Other                                                107,214         99,196
                                                       --------         ------
      Total Other Assets                              5,924,369      6,815,153
                                                     ----------      ---------
      Total Assets                                  $13,738,558   $ 15,149,273
                                                     ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                 $ 1,260,681   $    592,306
   Other current liabilities                            758,475        818,085
   Notes payable (Note 5)                                41,698         25,000
   Current obligations under capitalized
     lease (Note 5)                                     591,003         59,616
   Current portion of deferred revenue (Note 4)         246,073        256,272
   Dividends payable                                    109,250         23,750
                                                       --------      ---------
      Total Current Liabilities                       3,007,180      1,775,029
                                                      ---------      ---------
 LONG TERM LIABILITIES
   Obligations under capitalized lease (Note 5)         563,495        113,666
   Non-current portion of notes payable                  71,775            ---
   Non-current portion of deferred revenue (Note 4)   1,912,819      2,110,382
                                                      ---------      ---------
      Total Long Term  Liabilities                    2,548,089      2,224,048
                                                      ---------      ---------
      Total Liabilities                               5,555,269      3,999,077
                                                      ---------      ---------
Commitments and Contingencies (Notes 5 and 9)

STOCKHOLDERS' EQUITY (Note 6)
Convertible preferred stock, Series A $.001 par
 value, and Series D, $.01 par value, 52,900
 shares authorized 50,000 (A), 2,900 (D); 7,100
 shares issued and outstanding (A) 4,250 and
 (D) 2,850 at March 31, 2001 and June 30, 2000,
 liquidation preference of $2,935,000                        33             33
Common stock $.0001 par value 80,000,000 shares
 authorized:
 shares issued and outstanding - 8,019,368 and
 6,364,193 at March 31, 2001 and June 30, 2000,
 respectively (Note 13)                                     802            637
Additional Paid In Capital (Note 13)                 51,781,018     47,451,521
Accumulated Deficit                                 (43,632,272)   (36,300,132)
Currency translation adjustment                          33,708         (1,863)
                                                         ------         -------
      Total Stockholders' Equity                      8,183,289     11,150,196
                                                      ---------     -----------
Total Liabilities and Stockholders' Equity         $ 13,738,558   $ 15,149,273


                 See notes to consolidated financial statements

                        MEDCOM USA, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS For the Three
                  and Nine Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                 Three Months Ended        Nine Months Ended
                                 ------------------        -----------------
                                     March 31                   March 31,
                                 ------------------        -----------------
                                 2001         2000         2001         2000
                                 ----         ----         ----         ----
Revenues (Note 7)
   Sales                       $61,495      $133,900    $ 253,189     $750,815
   Rental                      163,267       138,154      513,826      503,866
   Service                      72,474       149,144      246,410      957,116
   Software development        271,261            --      726,069           --
                               -------       -------      -------      -------
         Total Revenue         568,497       421,198    1,739,494    2,211,797
                               -------       -------    ---------    ---------
Cost of sales and services,
   exclusive of depreciation
   and amortization shown
   separately below (Note 7)
   Sales                        34,400       129,512     166,642      545,079
   Rental                      124,448        63,232     342,406      219,240
   Service                      67,941        67,511     197,655      288,510
   Software development        484,726            --     670,746           --
                               -------       -------     -------      -------
Total cost of sales and
  services                     711,515       260,255   1,377,449    1,052,829
                               -------       -------   ---------    ---------
Gross Profit                  (143,018)      160,943     362,045    1,158,968
                              ---------      -------   ---------    ---------
Operating Expenses
 General and Administrative  1,318,302     2,387,720   4,266,695    5,018,831
 Depreciation and
   Amortization                655,997       198,638   1,884,542      833,327
 Selling and Marketing         409,573       132,403   1,030,967      534,428
 Research and Development           --            --     104,235           --
 Impairment of assets
  (Note 12)                    270,318            --     270,318           --
                             ---------     ---------   ---------    ---------
         Total expenses      2,654,190     2,718,761   7,556,757    6,386,586
                             ---------     ---------   ---------    ---------
Operating loss              (2,797,208)   (2,557,818) (7,194,712)  (5,227,618)
                             ---------     ---------   ---------    ---------
Other income (expense)
   Interest and other income     5,293        31,090      23,993       65,660
   Interest expense            (45,670)      (20,036)    (69,430)     (71,935)
                               --------      --------    --------     --------
Total other income (expense)   (40,377)       11,054     (45,437)      (6,275)
                               --------      --------    --------     --------
Loss from continuing
 operations before
 income taxes               (2,837,585)   (2,546,764) (7,240,149)  (5,233,893)
Income tax provision               264        10,934       6,491       13,334
                            -----------   ----------- -----------  -----------
Net loss from continuing
  operations                (2,837,849)   (2,557,698) (7,246,640)  (5,247,227)
Net loss from discontinued
  operations (Note 8)               --      (168,157)         --     (299,506)
                            -----------   ----------- -----------  -----------
Net loss                    (2,837,849)   (2,725,855) (7,246,640)  (5,546,733)
Preferred stock dividend       (28,500)       (3,967)    (85,500)     (56,424)
                            -----------   ----------- -----------  -----------
Net loss applicable to
  common shareholders       (2,866,349)   (2,729,822) (7,332,140)  (5,603,157)
Other comprehensive gain
   Currency translation gain    98,843            --      35,571           --
Comprehensive loss          -----------   ----------- -----------  -----------
 applicable to common
 shareholders             $ (2,767,506)  $(2,729,822)$(7,296,569) $(5,603,157)
                            ===========   =========== ===========  ===========
Basic and diluted loss
 per common share from
 continuing operations
 (Note 13)                   $    (.39)   $     (.46)  $  (1.07)   $    (1.18)
Basic and diluted loss
 per common share from
 discontinued operations            --          (.03)        --          (.07)
                             ----------   -----------  -----------  ----------
Basic and diluted net
 loss per common share       $    (.39)   $     (.49)  $  (1.07)   $    (1.25)
                             ==========   ===========  ===========  ==========
Weighted average common
 shares outstanding
 (Note13)                    7,331,253     5,619,267  6,870,279     4,468,439
                             ==========   =========== ============  ==========

                 See notes to consolidated financial statements

                    MEDCOM USA, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                               March 31,
                                                        2001              2000

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                         $(7,246,640)   $(5,546,733)
   Adjustments to reconcile net loss to
   net cash used in operating activities
        Depreciation and amortization                 1,884,542        833,327
        Loss from discontinued operations                    --        299,506
        Imputed value of warrants granted for
          services and interest                          66,887        729,578
        Stock issued for services                       124,336      1,704,294
        Impairment of assets                            270,318             --
        Increase in allowance for uncollectable
          receivables                                    42,595        180,000
        Recognition of deferred revenue                (207,762)       (34,500)
        Changes in assets and liabilities:
              Inventories                               (86,725)        45,999
              Accounts receivable                       293,422       (272,165)
              Prepaid expenses and other current assets 106,899        (66,377)
              Accounts payable and accrued expenses     671,738       (507,185)
              Royalty advances                           32,695       (157,198)
              Other assets                               (8,018)        19,545
                                                   -------------   -----------
NET CASH (USED IN) OPERATING ACTIVITIES              (4,055,713)    (2,771,909)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
        Capital expenditures                         (1,119,899)      (182,601)
        Notes receivable                                (66,882)       (28,000)
        Collection of notes receivable                    4,662             --
                                                 ------------------------------
NET CASH (USED IN) INVESTING ACTIVITIES              (1,182,119)      (210,601)
                                                     -----------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Payments on debt                                 (6,527)      (261,214)
        Payments on obligations under capital leases   (211,286)       (32,614)
        Proceeds from exercise of warrants
          and options                                 1,634,431      2,094,546
        Payments related to redemption and dividends
          on preferred stock                                 --       (232,446)
        Net proceeds from issuance of common stock    1,845,393      5,716,875
        Change in currency loss                          35,571             --
                                                   ----------------------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES          3,297,582      7,285,147
                                                      ---------      ---------

   NET (DECREASE) INCREASE IN CASH (Notes 7 and 11)  (1,940,250)     4,302,637
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD   2,043,603        439,772
                                                      ---------    -----------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD        $  103,353  $   4,742,409
                                                     ==========  =============

   SUPPLEMENTAL DISCLOSURES
   OF CASH FLOWS INFORMATION (Note 11)
      Cash paid during the period for interest       $   22,185  $      69,246
      Cash paid during the period for taxes          $   14,586  $      13,334




                 See notes to consolidated financial statements

                    MEDCOM USA, INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 2001


                                    Preferred Stock
                                Series A       Series D   Common Stock (Note 13)    Additional
                                                                                     Paid-in                   Currency
                             # of             # of                # of               Capital    Accumulated   Translation
                            Shares    Amount Shares    Amount    Shares     Amount  (Note 13)     Deficit     Gain/(Loss)  Total
                            ------    ------ ------    ------    ------     ------  ----------  -----------   ----------- -------
Balance
June 30, 2000                4,250      $4    2,850      $29    6,364,193    $637  $47,451,521 $(36,300,132)   $(1,863) $11,150,196

Net loss - nine months
 ended March 31, 2001                                                                            (7,246,640)             (7,246,640)

Settlement of legal matters                                       13,460        1       81,720                               81,721

Imputed value of stock
 warrant grants in exchange
 for consulting services
 and leased equipment                                                                  259,350                              259,350

Issuance of common stock
   for services                                                 414,000        41      508,726                              508,767

Sale of common stock for cash at prices
 ranging from $.15 per share to $1.00
 per share net of $179,000 of expenses                          833,064        83    1,845,310                            1,845,393

Dividend on Series D
   preferred stock                                                                                  (85,500)                (85,500)

Exercise of stock options
   and warrants                                                 394,651        40    1,634,391                            1,634,431

Currency translation gain                                                                                       35,571       35,571
                            ------    ------ ------    ------   -------     -----    ---------      -------     ------    ---------
Balance
March 31, 2001               4,250       $4   2,850      $29  8,019,368      $802  $51,781,018 ($43,632,272)   $33,708   $8,183,289
                            ======    ====== ======    ====== =========     =====  =========== ============    =======   ==========



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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on form 10-KSB.

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

Inventories

Inventories consist primarily of movie videocassettes, terminals and computer spare parts that are held for sale, other associated miscellaneous parts, CD ROM and magnetic cassette software that is held for sale and work in process on software development for specific customer related projects and are recorded at the lower of cost or market determined by the first-in, first-out method and weighted average methods.

Property and Equipment

Property and equipment are stated at cost. Equipment under capital leases is valued at the lower of fair market value or net present value of the minimum lease payments at inception of the lease. Depreciation and amortization are recognized utilizing the straight-line method over the estimated useful lives for owned assets, ranging from 3 to 15 years, and the related lease term for leasehold improvements. Expenditures for maintenance and repairs are charged to expense as incurred.

(Loss) Per Common Share

(Loss) per common share is based on the weighted average number of common shares outstanding during each of the respective periods. Common shares issuable upon exercise of the convertible preferred stock, common stock options and common stock equivalents are excluded from the weighted average number of shares since their effect would be anti-dilutive. (See Note 13.)

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

Software Development Income: Revenue related to time and material contracts is recognized as the service is provided. Revenue related to long-term software development contracts is recognized on the percentage of completion method if the contract does not include a customer acceptance provision or other contingencies. If the contract provides for customer acceptance or other similar contingencies, development revenues and expenses are deferred until the customer accepts the software, or other contingencies are resolved upon which time all the revenue and expenses related to the contract are recognized. During the periods ended March 31, 2001 and 2000, the Company did not have any contracts that required customer acceptance or similar contingencies.

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

Income Taxes


The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. The income tax provision pertained to state franchise and income taxes for the Company and its various domestic subsidiaries.

Research and Development

Research and development costs consist primarily of costs related to the conceptual formation, design, tooling and development of prototypes and are expensed as incurred.

Reclassifications

Certain accounts in the March 31, 2000 financial statements have been reclassified to conform to the March 31, 2001 presentation.

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

The Company has a note receivable with a balance of $766,500 at March 31, 2001 related to the licensing of the One Medical Service Network. This note is currently in default. The Company does not anticipate a material adverse impact from this default, as the deferred revenue related to the license will offset any portion of the note that is not collected (Note 4).

The Company has two other notes receivable with a total balance of $62,220 as of March 31, 2001. The notes bear interest at 8% and are due in January 2001 and the other is payable monthly through February 2004.

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

Pro Forma Statement of Operations

The unaudited pro forma results of operations had the Company acquired DCB Actuaries & Consultants, s.r.o. as of July 1, 1999 are as follows for the nine month period ended March 31, 2000:

        Revenue                                          $ 3,007,484
        Net loss                                         $(6,184,687)
        Comprehensive      net     loss
        applicable                                       $(6,326,611)
           to common shareholders
        Net loss per share                               $     (1.42)


Intellectual Property from DSM

In April 2000, the Company acquired certain intellectual property from DSM, LLC
(DSM), a Florida limited liability company. The purchase price for the intellectual property acquired from DSM was $3,287,930 and was comprised of the following:

      Purchase price - preferred stock - Series D           $ 2,356,000
      Purchase price - cash 746,153
      Direct costs of acquisition - including 24,249
       shares of common stock                                   185,777
                                                            -----------
      Total acquisition value                               $ 3,287,930
                                                            ===========

The aggregate purchase price has been attributed entirely to the intellectual property based on the fair market value at the date of acquisition.

Note 4 - License Agreement and Deferred Revenue

On July 20, 1999, the Company licensed the exclusive rights to market the One Medical Service Network to an unrelated corporation (Licensee). The Company received initial payments totaling $567,000, which was included in service revenue in the three months ended September 30, 2000. The Company also received a 7-year, 8% unsecured note receivable in the amount of $810,000 as part of the transaction. The note was to be paid by monthly payments equaling $8.00 per platform using the One Medical Service network, with a minimum of $1,000 and a maximum of $6,000 per month, plus $3,000 of prepaid phone card credits amounts over its term. The deferred revenue related to this note is being recognized as revenue as the amounts were earned. A total of $613,000 of revenue was recognized during the year ended June 30, 2000, including the initial $567,000, leaving a balance of deferred revenue of $764,000 as of June 30, 2000 and March 31, 2001. The Licensee has defaulted on the License Agreement as it is delinquent with respect to making payments on the note receivable. The Company is currently in negotiations with an unrelated third party to assume the License Agreement and operations of the One Medical Service Network. The Company does not anticipate a material adverse impact from the default by the current Licensee, as it anticipates that it will consummate a new agreement with the third party and the deferred revenue related to the license will offset any portion of the note that is not collected.

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

The total balance of the deferred revenue related to the DCB contract was $1,394,892 at March 31, 2001. Revenue recognized during the nine months ended March 31, 2001 was approximately $145,000 and is included in software development income in the accompanying consolidated statement of operations for the period ended March 31, 2001.

Note 5 - Note Payable and Capital Leases


 Note payable is comprised of the following at March 31, 2001:

 9.0% note payable - payable  monthly in installments of
 $1,999 over 60 months to landlord,  through  September            $88,473
 2005

 8.0% convertible note payable - individual, interest
 payable quarterly, principal due at maturity date of
 February 1998. Debt includes conversion to common stock
 feature with conversion rate of $1.25 per share.
 Currently in default.                                              25,000
                                                                ----------
                                                                   113,473
      Less: current portion                                        (41,698)
                                                                -----------
 Notes payable, long-term portion                                  $71,775
                                                                ==========

Capital Leases

The Company leases equipment under capitalized leases, with a total balance outstanding of $1,154,498 as of March 31, 2001, of which $591,003 is current. The terms of the leases vary from 12 to 60 months and the leases are collateralized by the underlying equipment.

Note 6 - Stockholders' Equity

Equity Transactions

During the nine months ended March 31, 2001, the following equity transactions occurred:

The Company issued 393,984 shares of its common stock upon the exercise of warrants and options at prices ranging from $2.95 to $5.00 per share, and received $1,631,098, net of $68,577 of expenses upon such exercise. As an inducement for these existing shareholders to convert their existing options and warrants into common stock, the Company issued warrants to purchase 690,977 shares of its common stock at $25.00 per share with an expiration in September and October 2005. The Company issued to the same shareholders five year warrants to purchase an additional 69,098 shares of common stock at $25.00 per share as a result of not having an effective registration in place by an agreed upon date.

The Company issued 667 shares of its common stock to an employee upon the exercise of their option to purchase 667 shares at a price of $5.00 per share.

The Company issued 833,064 shares of its common stock at prices ranging from $.75 to $5.00 per share in private placements raising $1,845,393, net of

$179,000 in offering costs. The Company also issued 3-year warrants to purchase 553,243 shares of its common stock at prices ranging from $1.50 to $12.50 per share.

The Company issued 13,460 shares of its common stock, valued at $81,721, in settlement of legal matters.

The Company issued 414,000 shares of its common stock, valued at $508,767, for services received.

The Company issued warrants to purchase 328,743 shares of its common stock at prices ranging from $1.45 to $15.00 with a total value of $195,073 (based on imputed values ranging from $0.10 to $02.95 per share) for consulting services, of which $112,104 has been charged to expense on the accompanying consolidated statements of operations, and the remaining $82,949 have been recorded as a prepaid expense on the accompanying consolidated balance sheets and are being amortized over the term of the consulting agreements. These warrants expire at various dates from July 2001 to December 2005.

The Company issued a warrant to purchase 21,351 shares of its common stock at a price of $9.30 per share, with a total value of $64,277 (based on an imputed value of $3.00 per share) as a deposit for a capital lease agreement. The warrant expires in December 2003, and is included in property and equipment on the accompanying consolidated balance sheets, as the related equipment was installed in December 2000.

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

The Company has adopted the disclosure-only provisions of FAS 123. Accordingly, no compensation cost has been recognized for the issuances of stock options to employees. During the nine months ended March 31, 2001, employees of the Company were issued options to purchase a total of 104,650 shares of the Company's common stock, at prices ranging from $3.00 to $12.50 per share, which equaled or exceeded market value at the time of grant, expiring from August 2003 to December 2005 (unrecognized imputed charge of $175,671, or $0.10 to $2.70 per share).

During the nine months ended March 31, 2001, 173,727 warrants and options to purchase the Company's common stock at prices ranging from $3.00 to $35.00 per share expired or were forfeited.

The Company uses the Black Scholes option pricing model to determine the imputed value of all options and warrants issued using the following assumptions:

                                 Nine Months Ended
                                  March 31, 2001
      Expected life                1 to 3 years
      Volatility                      34 -50%
      Risk free interest rate      6.0% to 6.5%
      Dividend rate                     0%

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

The medical transaction processing segment includes revenue from the MedCard System, including the sale of terminals, processing fees and billing service revenue and the licensing, sales and services related to the Company's One Medical Services Network. The One Medical Services Network was licensed to an unrelated third party in July 1999, and as such, approximately 49% of the revenue ($803,000) was in the form of licensing and other revenue during the nine months ended March, 2000. There was no revenue recorded during the nine months ended March 31, 2001 related to the One Medical Services Network.

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

Operating results and other financial data are presented for the three reportable segments of the Company for the nine months ended March 31, 2001 and 2000. The healthcare management software development did not exist in the nine months ended March 31, 2000; it arose because of the acquisition of DCB in April 2000. The 2000 segment information has been restated to exclude the results of operations from the discontinued operations related to the ACDC line of machines (Note 8).

Net revenue includes sales and services to external customers within that segment and related licensing revenue. There are no significant transfers between segments. Cost of sales and services includes costs associated with net revenue within the segments. Depreciation and amortization includes expenses related to depreciation and amortization directly allocated to the segment. Segment income (loss) does not include general and administrative expenses, selling and marketing, loss on impairment, research and development, other operating expenses, other income (expense) items or income taxes. Identifiable assets are those assets used in segment operations, which consist primarily of receivables, inventory, prepaid expenses, machinery, equipment, licensing rights, technology, goodwill and cash maintained at DCB in the Czech Republic. Corporate assets are principally cash maintained in the United States, certain prepaid expenses and deposits and assets used at the corporate office.



                                            Healthcare
                  Intelligent    Medical    Management
                    Vending    Transaction   Software     Corporate
                    Machines    Processing  Development   And Other Consolidated
                  -----------  ----------- ------------  ---------- ------------
March 31, 2001:

Net revenues      $  563,811    $ 373,489    $ 802,194     $    --    $1,739,494

Cost of sales and $  342,747    $ 295,456    $ 739,246     $    --    $1,377,449
 services

Depreciation and  $  273,953    $ 265,597   $1,317,002    $ 27,990    $1,884,542
 amortization

Selling, General &
 Administrative,  $      --     $      --   $       --  $5,717,652    $5,717,652
 Research &
 Development,
 and other

Income (loss) from
continuing        $ (52,889)    $(187,564) $(1,254,054)$(5,745,642) $(7,240,149)
operations
before income
taxes

Identifiable
 assets           $ 635,736    $4,228,297   $8,032,129 $   842,396   $13,738,558




                                            Healthcare
                  Intelligent    Medical    Management
                    Vending    Transaction   Software     Corporate
                    Machines    Processing  Development   And Other Consolidated
                  -----------  ----------- ------------  ---------- ------------
March  31, 2000:

Net revenues        $577,024   $1,634,773    $      -     $      -   $2,211,797

Cost of sales and   $262,482    $ 790,347    $      -     $      -   $1,052,829
 services

Depreciation and    $450,221    $ 327,741    $      -     $ 55,365   $  833,327
 amortization

Selling, General &
 Administrative,    $     --    $      --    $      -   $5,559,534   $5,559,534
 Research &
 Development, and other

Income (loss) from
 continuing
 operations         $(135,679)  $ 516,685    $      -  $(5,614,899) $(5,233,893)
 before income
 taxes

Identifiable assets $1,172,116  $4,025,037   $      -   $5,291,444  $10,488,597


Identifiable assets as of March 31, 2000 excludes assets totaling $579,622 related to the discontinued ACDC operations (Note 8). There were no such assets as of March 31, 2001.

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

The only expenses related to the ACDC operations for the nine months ended March 31, 2000 were depreciation and the write down of the note receivable totaling $299,506. There were no expenses related to the ACDC operations during the nine months ended March 31, 2001.

No other expenses are anticipated in connection with the disposal of the assets.

Note 9 - Commitments and Contingencies

Litigation

In July 1999 the Company was named as a defendant in a cross complaint by other parties against a former owner of One Medical Services, LLC, prior to the acquisition by MedCom. The Company vigorously disputed the claim as it believed it should not be a party in this action. In March 2001, the Court granted the Company's motion for summary judgment dismissing it from the claim.

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

Note 10 - Related Party Transactions

During the nine month period ended March 31, 2001, the Company purchased $175,737 and $92,972 of equipment and services, respectively, from DSM.net, a company owned by an officer of the Company. The Company believes that it purchased such goods and services at prices equal to or below what it could have purchased such amounts from an unrelated party. There were no such transactions during the period ended March 31, 2000.

Note 11 - Supplemental Cash Flow Disclosures

During the nine month period ended March 31, 2001 the Company acquired approximately $1,288,000 of fixed assets through capital leases or long term debt. Additionally, the Company issued warrants to purchase stock, valued at $64,277, as part of the acquisition cost of one of the assets.

The Company accrued dividends payable of $85,500 related to the Series D preferred stock during the nine months ended March 31, 2001.

Note 12 - Impairment of Assets

During the quarter ended March 31, 2001, the Company decided to discontinue its justmed.com web site and the related services, including the Med Store, which had minimal operations and the Auction site, which had not yet begun operations. The Med Store only operates as part of the justmed.com web site and the Auction site was going to be a separate aspect of the web site. As a result, it was determined that the recorded value of the Med Store and Auction site exceeded their net realizable value. The Company still owns these assets and may either sell them in the future or re-instigate their use. However, the Company will not generate revenue from these assets in the foreseeable future in light of the discontinuance of the justmed.com web site. Accordingly, the Company has recognized an expense of $270,318 related to the impairment of these assets.

Note 13 - Subsequent Event / Reverse Stock Split

On May 9, 2001, the Company effected a one for five reverse stock split, as approved by a majority vote of the Company's stockholders. All common stock and per share data included in these financial statements have been restated to give effect to the reverse stock split.

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

Results of Operations-Three and Nine Months Ending March 31, 2001

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

Revenues from the medical transaction processing segment declined from $249,723 to $132,956 for the three month period ended and from $1,634,773 to $373,489 for the nine month period ended March 31, 2001, respectively, as compared to the prior year. The Company recognized licensing and related sales and service revenue for the One Medical Service of approximately $38,000 and $803,000, respectively, during the three and nine months ended March 31, 2000. There were no corresponding revenues in the periods ended March 31, 2001. There was a single sale totaling approximately $70,000 to a single independent sales organization during the quarter ended March 31, 2000 and an additional sale of medical terminals for $312,500 to a single independent sales organization in the nine months ended March 31, 2000. There were no similar sales during the current fiscal year.

Cost of medical transaction processing revenues was 79% of the revenues for the nine months ended March 31, 2001 compared to 48% for the comparable period of the prior year. However, excluding the revenue and cost related to the One Medical Service as discussed above, costs of medical transaction processing was 78% of revenues in the prior year. Costs as a percentage of revenue for the current quarter was 81%, which was comparable to the percentage incurred during the same period of the prior year, exclusive of the of One Medical Service transactions in the prior year. The percentage of costs as compared to revenues is relatively high as the Company has yet to realize the anticipated residual income stream that would have the effect of lowering the cost percentage. Plus the Company had obtained personnel to handle the anticipated growth in revenues, which also increased the cost percentage.

The three and nine-month periods ended March 31, 2001 includes healthcare management software development revenues of $246,918 and $802,194, respectively, which were generated by the Company's subsidiary, DCB, which was acquired in April of 2000 and U.S. based revenues related to the Health Information Gateway.

Accordingly, there are no corresponding revenues in the prior year. Of these revenues, $184,263 and $685,911 were generated in Europe in the three and nine month periods ended March 31, 2001, respectively, and $62,655 and $116,283 were generated in the United States in the three and nine month periods ended March 31, 2001, respectively. The European sales have declined for a number of reasons, including the focusing of attention on the US marketplace and the substantial reduction in the amount of work received from the Company's major customer in Europe as it underwent a change in structure. Management anticipates that European revenues should increase as this customer re-establishes itself under its new structure.

Cost of services related to healthcare management software was 195% and 92% for the three and nine months ended March 31, 2001, respectively. The percentage is so high because the Company outsourced much of the project costs related to its initial contract for the Health Information Gateway, including training and project management. Plus, since this was the first such contract, the Company incurred significantly higher costs than are expected to be incurred on similar future projects for items including the development of a training program and all of the applicable materials. Additionally, the Company made substantial price concessions on its first license of the HIG in order to secure its first US customer. Expenses as a percent of revenues will fluctuate in future periods as more revenue is generated in this area.

Revenues from the intelligent vending machine segment increased from $171,475 during the quarter ended March 31, 2000 to $188,622 in the quarter ended March 31, 2001, and decreased from $577,024 during the nine month period ended March 31, 2000 to $563,811 in the nine month period ended Marchc 31, 2001. This aspect of the business is remaining relatively constant, in spite of the Company's focus on the other segments of the business.

Cost of rental income increased from 45% to 61% for the nine months ended March 31, 2001 and 2000, respectively and the cost of rental income increased form 54% to 64% for the three month periods ended March 31, 2001 and 2000, respectively. This is indicative of increasing costs to maintain and operate this segment of the business, although the Company believes with recent cut backs in staffing and other changes, it should be able to maintain this margin in the foreseeable future.

General and administrative expenses decreased by $1,069,418 to $1,318,302 for the three month period ended March 31, 2001 as compared to March 31, 2000. This reduction in expense resulted from the emphasis on marketing expenses for the healthcare related business over general and administrative functions, including the reduction of overall general and administrative type personnel and expenses. Additionally, there was a reduction in the use of equity based compensation to pay for services in 2001 from the 2000 levels, which decreased by approximately $1,250,000 during the current quarter as compared to the same period of the prior year. Offsetting this amount was the addition of approximately $336,000 related to the Company's DCB operations in Europe and the United States. In comparing general and administrative expenses for the nine month period ended March 31, 2001 to the same period in the prior year, there was a decrease of $752,136, to $4,266,695. This decline was the result of the following factors: a decline in equity based compensation of $2.3 million, offset by the increases in various items, including approximately $837,000 related to the Company's DCB operations in Europe and the United States, $230,000 settlement of litigation and increased legal fees, increased insurance costs of $120,000 and compensation for additional personnel and outside consultants.

The total equity based compensation was $1,285,666 and $2,484,403 for the three and nine months ended March 31, 2000 as compared to $191,223 for the nine months ended March 31, 2001.

Depreciation and amortization increased by $457,359 and $1,051,215, respectively, for the three and nine month periods ended March 31, 2001 as compared to the corresponding periods in the prior year as a result of increased amortization of costs associated with the purchase of DCB and deprecation of its related assets, the depreciation of the assets related to the Internet Healthcare Solutions Center which opened in October 2000, amortization of the technology acquired from DSM, and the amortization of costs related to purchasing the MedCard technology in May of 2000. Offsetting this increase is a decrease in amortization related to goodwill from the One Medical Services Network, which was being amortized in proportion to the revenue recognized under the license agreement in the prior year, and the write-off in the prior year of patents which were no longer being used.

Selling and marketing expenses increased by $277,170 and $496,539, respectively, for the three and nine month periods ended March 31, 2001 as compared to the corresponding periods in the prior year as the Company increasingly focused its attention on the selling and marketing of its products in the healthcare marketplace. Additionally, the current year three and nine month periods include $190,041 and $398,127 incurred related to an outside consultant for the sales and marketing of the Health Information Gateway in the United States.

The Company incurred a loss on impairment of assets during the quarter ended March 31, 2001 as a result of management's decision to discontinue its justmed.com web site, which impaired the value of the Company's MedStore and Auction Site. There were no similar items in the prior year.

Research and development expenses were $104,235 for the nine months ended March 31, 2001. These costs are related to product development completed on the Company's healthcare management software. The Company did not incur any research and development costs during the current quarter as it focused its attention on current projects. There were no corresponding costs in the previous year, as the Company began its efforts in this segment with the purchase of DCB in April of 2000.

Interest expense increased by $25,634 for the three month period ended March 31, 2001 as compared to the corresponding period in the prior year as a result of the new capital lease obligations and the incurrence of interest charges on other debt. Interest expense for the nine month period ended March 31, 2001 decreased by $2,505 as compared to the prior year because the increase in the current quarter's expense was offset by the retirement of debt during the middle of the prior fiscal year, which resulted in higher interest charges being incurred in the early part of the year.

Interest and other income decreased by $25,797 and $41,667, respectively, for the three and nine month periods ended March 31, 2001 as compared to the corresponding periods in the prior year as a result of higher cash balances available for investment purposes in the prior year as compared to the current year and the sale of assets included in other income in the prior year.

The Company recorded preferred stock dividends of $28,500 per quarter, for a total of $85,500 during the nine months ended March 31, 2001 related to the Series D preferred stock, versus a preferred stock dividend of $3,967 and $56,424 for the three and nine months ended March 31, 2000, respectively, related to the Series C preferred stock, which was retired in January 2000. There was no Series D preferred stock outstanding during the nine months ended March 31, 2000.

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

As discussed above, the Company incurred greater costs on its initial HIG contract than it expects on subsequent contracts since it was the first such operation in the United States. The Company expects to achieve certain efficiencies as future contacts are fulfilled.

The Company has determined that in order for it to fully capitalize upon its opportunities it will need to incur significant expenses in terms of sales and marketing costs, including the hiring of experienced high-level personnel with sales and medical backgrounds. However, the Company has not yet implemented this plan because of its limited available resources. Management believes that the Company is ahead of the competition with respect to its products and technology and such an investment in personnel should enable the Company to promote its products and services to a wider market and gain a greater market share to capitalize upon this product differentiation. This can only be accomplished if the Company obtains additional financing.

Because of the Company's current financial circumstances, it has restricted its sales efforts for the HIG to relatively few potential customers. At such time as the Company's financial position strengthens, it can then promote the HIG to a much greater degree. Because of the relatively long sales cycle management believes that it is important to promote the HIG to as great an extent as possible until such time as it becomes widely recognized as an industry leader with proven technology. Without the increased expenditure, it would be more difficult to promote the Company's products and gain overall market acceptance regardless of the functionality of competing products. The Company may operate in selected niches until such time as it can focus its efforts on a greater market segment.

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

Liquidity and Sources of Capital

During the nine months ended March 31, 2001, the Company's operating cash requirement was $4,055,713, attributable to a net loss of $7,246,640, mitigated by non-cash charges for depreciation and amortization ($1,884,542) and stock and warrant based services ($191,223), loss on impairment of assets ($270,318) and increases in the provision for bad debts ($42,595). This shortfall was primarily funded by exercise of stock options and warrants for $1,634,431, the sale of common stock for $1,845,393, along with the cash balances on hand at the beginning of the fiscal year. In addition, the company used cash for capital expenditures of $1,119,899.

At March 31, 2001 the Company's stockholders' equity totaled $8.2 million and net tangible assets was $6.5 million, compared to $11.2 million and $9.1 million, respectively as of June 30, 2000. When compared to June 30, 2000, the Company's working capital declined from $2,395,261 to a negative ($595,746).

Much of the decline in working capital was used to fund fixed asset additions and ongoing operations. Accounts payable includes approximately $300,000 of expenses that were paid by the issuance of common stock subsequent to March 31, 2001.

The Company's long-term debt consists entirely of obligations under capital leases and a note payable to the landlord of the facility housing the Internet Healthcare Solutions Center, as part of the cost of the improvements paid for the Company. As of March 31, 2001, the Company is in default with certain covenants and provisions of these leases, related to the timely payment of amounts due under the leases. The Company has been in communication with the major lessors and intends to arrange payment plans that are acceptable to both parties, without interrupting the Company's ability to perform.

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

As a result of the business strategy discussed above with the rollout of the HIG and the proposed revised MedCard sales focus the Company has been seeking to raise approximately $3 to $4 million to meet its short-term working capital needs, towards a total projected need of approximately $10 million over the next twelve to eighteen months. These funds are planned to be used to launch an immediate aggressive sales and marketing campaign for both the HIG and the MedCard System, with much of the funds going to acquiring the necessary internal resources and the outsourcing of certain related functions. During the quarter ended March 31, 2001, the Company raised approximately $945,394, net of $79,000 of expenses through the issuance of common stock under private placements offerings. Subsequent to then, the Company received an additional $711,077, net of expenses of $37,920 through the issuance of 897,266 shares of common stock under private placement offerings. Additionally, subsequent to March 31, 2001, the Company issued 1,644,712 shares of its common stock for services and for payment of existing liabilities to outside consultants and 74,962 shares of its common stock as payment of accrued dividends for the Series D preferred stock as required pursuant to the terms of the Series D Preferred shares.

As of May 15, 2001 substantially all of the amounts raised in the private offerings discussed above had been used in the Company's operations. As of May 15, 2001 the Company's operations were using between $400,000 and $500,000 per month. The Company will need additional funding until such time, if ever, as positive cash flow is generated from operations. There can be no assurance, however, that the Company will be successful in obtaining this additional funding. If the Company is unsuccessful in obtaining additional funding for its operations, the Company will, if necessary, either sell certain assets or divisions, reduce its operations or otherwise reorganize its operations.

In April 2001, the Company received a Nasdaq Staff Determination indicating that the Company fails to comply with the minimum bid price requirement for continued listing on the Nasdaq SmallCap Market and that its securities are subject to delisting. The notice was triggered solely by the fact that Company's common stock had traded below one dollar for thirty consecutive trading days. The Company has requested a hearing, which is scheduled for May 25, 2001. While there can be no assurance that the Panel will rule in the Company's favor, MedCom's management believes that there are persuasive arguments for continued listing. On May 9, 2001, the Company also effected a one to five reverse stock split in order to comply with the minimum bid price requirement. The Company's common stock will continue to be traded on the Nasdaq SmallCap Market System pending a final decision by the Nasdaq Qualifications Panel. Should the Company's common stock be delisted, it could make it more difficult for the Company to raise the desired level of funds.

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

      Item 2.  Changes in Securities.

      Note 6 to the financial statements included as part of this report discloses the shares of the Company's common stock which were issued or sold during the period ended March 31, 2001.

      The shares issued or sold during the nine months ended March 31, 2001 were not issued under the Securities Act of 1933 but were issued or sold in reliance upon the exemption provided by Section 4(2) of the Act. The persons who acquired these shares were either accredited or sophisticated investors. The shares of common stock were acquired for investment purposes only and without a view to distribution. The persons who acquired these shares were fully informed and advised about matters concerning the Company, including the Company's business, financial affairs and other matters. The persons acquired these shares for their own accounts. The certificates representing the shares of common stock bear legends stating that the shares may not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933, or pursuant to an applicable exemption from registration. The shares are "restricted" securities as defined in Rule 144 of the Securities and Exchange Commission.

      Item 3.  Defaults Upon Senior Securities

(a) The Company is in default on a capital lease with a balance of $757,731, as of March 31, 2001, of which $55,032 was in accounts payable as of that date. The default is the result of the Company not making timely payments as required in the lease agreement. The Company is currently in discussions with the Lessor to develop a payment plan acceptable to both parties.

      Item  6.    Exhibits and Reports on Form 8-K:


         (a)  Reports on Form 8-K:

      During the nine months ended March 31, 2001, the Company did not file any reports on Form 8-K.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MEDCOM USA, INC.

By:  /s/ Mark Bennett
    -------------------------
         Mark Bennett , President and Chief Executive Officer




By:  /s/ Alan Ruben
     ------------------------
         Alan Ruben, Principal Financial and Accounting Officer





Date:   May 15, 2001