Form 10KSB
period 2001-06-30
MEDCOM USA INC
filed 2002-06-03
CIK 907127

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(X)  ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE  SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                                       OR
( )  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the transition period from N/A to N/A
                        Commission File Number:  0-25474

                            MEDCOM USA, INCORPORATED
           (Name of small business issuer as specified in its charter)

           DELAWARE                                         65-0287558
    State of Incorporation                       IRS Employer Identification No.

            7975 NORTH HAYDEN ROAD, SUITE C-260, SCOTTSDALE, AZ 85258
                    (Address of principal executive offices)

Registrant's telephone number, including Area Code: (480) 675-8865 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.0001 PAR VALUE

Check  whether  the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                     YES                           NO  X
                         ---                          ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for the most recent fiscal year were  $547,597

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on June 29, 2001, was approximately $3,789,755.

The number of shares outstanding of the registrant's classes of common stock, as of August 31, 2001, was 18,991,440.

PART  I

--------------------------------------------------------------------------------

ITEM  1.     Description of Business

ITEM  2.     Description of Property

ITEM  3.     Legal Proceedings

ITEM  4.     Submission of Matters to a Vote of Security Holders


PART  II

--------------------------------------------------------------------------------

ITEM  5.     Market for Common Equity and Related Stockholder Matters

ITEM  6.     Management's Discussion and Analysis or Plan of Operation

ITEM  7.     Financial Statements

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.


PART  III

--------------------------------------------------------------------------------

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

ITEM  10.    Executive Compensation

ITEM  11.    Security Ownership of Certain Beneficial Owners and
             Management

ITEM  12.    Certain Relationships and Related Transactions

ITEM  13.    Exhibits and Reports

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS.

     Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and the Company's plans and expectations. Actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-KSB or incorporated herein by reference, including those set forth in Management's Discussion and Analysis or Plan of Operation.

OVERVIEW

     MedCom USA, Inc.(the "Company") a Delaware corporation was formed in August 1991 under the name Sims Communications, Inc. The Company changed its name to MedCom USA, Inc. in October 1999. The Company's primary business was providing telecommunications services, and also renting cellular telephones through a stand-alone dispensing station known as an Automated Communications Distribution Center.

     In 1996 the Company introduced four programs to broaden the Company's product and service mix: (a) cellular telephone activation, (b) sale of prepaid calling cards, (c) sale of long distance telephone service and (d) rental of cellular telephones using overnight courier service. With the exception of the sale of prepaid calling cards, these four programs were discontinued in December 1997.

     During the fiscal year of 1998, the Company diversified its operations and moved into the area of medical information processing. During the fiscal years of 1999 and continuing through 2000, the Company directed its efforts in medical information processing. As of June 30, 2001, the Company currently operates the MedCard System (MedCard) which is deployed through a point-of-sale terminal or personal computer offering electronic transaction processing, as well as insurance eligibility verification. The Company aggressively plans to focus on its primary operations and core business in electronic Medical Transaction Processing. During fiscal year 2001, the Company discontinued operations, specifically in the areas of Healthcare Management Software Development, and the Intelligent Vending Machines sectors (included herein Discontinued Operations).

     The Company's primary operations for its core business is as follows:

MEDICAL TRANSACTION PROCESSING
------------------------------

MEDCARD SYSTEM

     In November 1998 the Company acquired from Dream Technologies, LLC (Dream), a worldwide license for the software programs and related technology known as the MedCard System. In consideration for this license, Dream received $450,000 in cash, 100,000 shares of the Company's restricted stock and a three-year warrant to purchase 350,000 shares of the Company's common stock at $1.28 per share. The warrant had an imputed value of $333,904, using the Black Scholes option-pricing model.

     The MedCard System is an electronic processing system that consolidates insurance eligibility verification, processes medical claims, monitors referrals, and provides approvals of credit/debit card payments through a small terminal or personal computer. Using the MedCard system, medical providers are relieved of the problems associated with eligibility confirmation and billings, and as a result healthcare providers' reimbursements are accelerated and account receivables are reduced. The average time it takes the healthcare providers to collect payments from insurance carriers and plans decreases from months to weeks.

     The MedCard System also allows a patient's primary care physician to request approval from the patient's insurance carrier or managed care plan for a referral to a secondary physician or specialist. The secondary physician or specialist can use the MedCard system to verify that referrals are approved by the patient's insurance carrier. The MedCard system's referral capabilities reduce administrative documentation and administrative costs which results in increased productivity and greater patient information for the specialist, as well as a written record of the referral authorization.

     The MedCard System can record and track encounters between patients and health care providers for performance evaluation and maintenance of records. After examining a patient a physician enters the patient's name, procedure code and diagnostic code at a nearby terminal. This information is then uploaded to MedCom's computer network, processed and transmitted back to the provider formatted in both summary and/or detailed reports.

     The MedCard System is marketed through the Company's sales personnel, and independent sales representatives and institutions such as EFS National Bank, Physicians Management Group, and Healthtech Systems. Company sales personnel generally receive a commission for the initial sale of the terminals, and collect a portion of residual income for the processing of insurance claims and verifying insurance eligibility. Independent sales representatives purchase the terminals directly from the Company and receive residual income.

     Revenues from the MedCard system are generated through the sale and/or sale lease back of terminals, and processing insurance eligibility/verification, insurance claims, and financial transaction processing. The Company receives a fixed amount per terminal if sales are not made by the Company's sales personnel. The Company also receives fees for each transaction processed through the MedCard System. Revenue sources include fees for financial transactions processed through the terminal, fees for collection of receivables if the Company provides billing services, fees associated with reimbursements made by insurance carriers for submitting claims that are processed electronically, fees for using the system's referral program and, fees for processing uploaded data.

     The Company also markets a complete billing service using the MedCard System for hospitals and large practice groups. The Company receives a percentage of the billing amount collected under these arrangements. As of June 30, 2001, the Company was providing this service to one hospital and one medical practice group. Currently, the Company seeks prospective profitable business opportunities with other hospitals and medical practice groups.


     The MedCard System currently operates through a point-of-sale terminal or a personal computer. The point-of-sale terminals are purchased from Hypercom Corporation (Hypercom).

The MedCard System also operates in a PC version and an on-line version is under development. The Company is in the process of assessing the feasibility of offering a service package that would include an on-line enabled computer that has the capability of processing unlimited claims and eligibility verification for monthly fees. This application will be made available after the on-line version is completed.

     As of June 30, 2001 the MedCard system was able to retrieve on-line eligibility and authorization information from approximately 125 medical insurance companies and electronically process and submit billings for its healthcare providers to over 1,650 companies. These insurance providers include CIGNA, Prudential, Oxford Health Plan, United Health Plans, Blue Cross, Medicaid, Aetna, Blue Cross/Blue Shield, and Prudential.

COMPETITION

     Competing health insurance claims processing and/or benefit verification systems include WebMD, NDCHealth, Med Diversified. There are similar companies that compete with the Company with respect to its financial transaction processing services performed by the MedCard terminal. These companies compete with the Company directly or to some degree. Many of these competitors are better capitalized than the Company, and maintain a significant market share in their respective industries.

REGULATORY COMPLIANCE

     With the passage of the Health Insurance Portability and Accountability Act (HIPAA) of 1996, the United States Congress has mandated the establishment of standards for the privacy of individually identifiable health information. Specifically, the regulation entitled, Standards for Privacy of Individually Identifiable Health Information ("the Privacy Rule") promulgated by the Department of Health and Human Services (HHS), provides for a comprehensive federal protection for the privacy of health information. The Privacy Rule became effective on April 14, 2001. The Rule applies only to health plans, health care clearinghouses, and certain health care providers, which must comply with the new requirements by October 2003. The Company's core operating business is not subject to the Privacy Rule, which defines the Company as a "business associate". A business associate is an entity that provides certain functions, activities, or services for or to a covered entity. These entities typically obtain contractual assurances that the business associate will use the information only for the purposes for which they were contracted and not for independent use by the business.

SERVICE AND PRODUCTS

     The Company offers its healthcare providers, and health plan groups, a simple solution to expedite its Healthcare and financial transactions electronically through a processing terminal, and the Company maintains its website www.MedCard.com. The features of the terminals are as follows:
        ---------------

- Benefit Verification - a procedure to verify patients' insurance eligibility
- Electronic Referrals - allows for the submission and viewing of patients' referral information
- Claims Processing - 100% paperless claims processing linked to all insurance payers
- Patient Easy Pay - arranges for signature on-file at the time of service, for patient self-pay receivable management

-    Check Guarantee - Protects against check fraud and non-sufficient funding
-    Credit Cards - handles patient self-pay
-    Debit/ATM Cards - accepts patient self-pay with card linked to bank account

LICENSING AGREEMENT

     In May 2000 the license agreement with Dream Technologies, LLC, was amended whereby the Company acquired direct ownership of the MedCard System including all software programs, intellectual property, trade names and existing contracts. The amendment effectively terminated the original license agreement, except for the royalty provisions of the original license agreement.

     Subsequently, on January 14, 2002, the Company changed the terms of the royalties included in the original agreement with Dream Technologies, and as a result past royalties were waived in good faith, for the exception of $30,000, which was agreed would be payable in equal monthly installments. In connection with the past royalties, Dream Technologies, LLC was issued a certificate representing one-million unregistered shares of common stock with a par value of $.001.

     The Company is required to pay royalties to Dream equal to twenty percent of the first $1,000,000 of net monthly revenue and ten percent of net monthly revenue in excess of $1,000,000. The term net revenues is defined as gross revenues received from the use of the MedCard software programs less (a) terminal lease costs (b) commissions payable to agents that place terminals with end users (c) network costs that include: i) claim fees payable to data vendors,
ii) charges for verification of insurance coverage iii) similar telecommunications charges related to obtaining claims processing and/or benefits verification information; and (d) cost of the terminal and shipping/handling.

GROWTH STRATEGY

     The Company's strategy is to become one of the dominant electronic transaction processing vendors in the Healthcare markets. MedCom USA will focus on providing Health Plan Administrators, Healthcare Clearinghouses, and Healthcare Providers, financial as well as verification electronic transaction processing solutions. The Company's strategy to date has included large select markets for its products and services, however the Company will work with strategic partners who will ensure the national distribution of its products and services.

     The Company as of June 30, 2001 has ceased operations or sold business sectors that were unprofitable. Management believes these sectors directed its focus away from its strategy, and discontinued operations so it may concentrate its efforts and resources on being a meaningful player in electronic transaction processing.

ADDITIONAL INFORMATION

     The Company has been delinquent in its filings to the Securities and Exchange Commission attributed to changes in management and discontinued operations, subsequently trading is now performed on the over-the-counter bulletin board (OTCBB) Pink Sheets'.

     The Company files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission's Internet site at www.sec.gov.
                 ------------

ITEM 2.  DESCRIPTION OF PROPERTY.

     As of fiscal year end June 30, 2001, the Company maintained its executive offices in Irvine, California. Subsequently, during July 2001 the Company's executive offices were relocated and are currently located in Scottsdale, Arizona. The Company leases 1,317 square feet of office space for approximately $28,000 annually. The Company entered into a three-year lease in May 2002 for the Scottsdale facility. The Company also maintains a monthly lease in Irvine, California, for executive office space for approximately $550 monthly. The Company also leases 5,906 square feet of office space in Islandia, New York, for approximately $104,389 annually; the lease expires March 31, 2008. In conjunction the Company maintains a sub-lease as of December 1, 2001, for approximately $24,000 annually.

     As of fiscal year end June 30, 2001, the Company had 35 employees. Subsequent to fiscal year end the Company has 46 employees of which approximately 25 are full-time equivalent employees as of May 31, 2002.

ITEM 3.  LEGAL PROCEEDINGS.

     Prior to July 29, 1999, Richard Niemerow, a former employee and an owner of One Medical Services, LLC prior to acquisition by the Company, filed a legal action against an unrelated party attempting to collect funds he alleged was owed to him. On July 29, 1999, Fitsum Worrede, Samuel Petros and Westside Home Medical Equipment, Inc. filed a cross complaint against Richard Niemerow and the Company in Los Angeles Superior Court seeking recovery of $300,000 plus interest from August 1998 and attorney fees. The Company was served with a summons for this matter on March 2, 2000. The Company was not a party to the original claim filed by Mr. Niemerow. The Company believes it should not be a party to this litigation and is actively working to be dismissed from the claim. If the Company is not successful with the dismissal, Mr. Niemerow has agreed to indemnify the Company for all costs it incurs in any future proceedings.

     On March 21, 2000, George Pursglove, a former director of the Company, filed a complaint against the Company in the Seventeenth Judicial Circuit Court, Broward County Florida. The complaint seeks the issuance of options to purchase the Company's common stock in the following increments: 50,000 shares at $1.50 per share; 50,000 shares at $2.20 per share; and 25,000 shares at $0.01 per share. Mr. Pursglove is also seeking the issuance of 25,000 "restricted" shares of common stock. Except for the first option to purchase 50,000 shares at $1.50 per share, which is reflected as outstanding options in the Company's financial statements, the Company is vigorously disputing the claim as it believes it is without merit.

     Subsequent to June 30, 2001, several former employees filed complaints against the Company alleging unpaid payroll and breach of employment agreements. The total known claims being sought by the former employees at June 30, 2001 was approximately $175,000. The Company has accrued $104,000 associated with these claims at June 30,2001. The Company believes that it has offsets to negotiate amounts lower than what the actual claims seek.

     Several landlords are seeking damages from the Company due to defaulting on several lease agreements. Certain landlords have obtained legal judgments against the Company. The total amount of such claims is $634,000 at June 30, 2001. The Company and its legal counsel believe that ultimate settlement will result in a much lower payout. The Company has accrued $208,000 associated with these claims at June 30, 2001, however there is no assurance the Company will have available cash to pay these claims. This amount was estimated on the basis of advice from legal counsel whom has settled several similar suits.

     The Company had obligated shares of the Company's common stock and warrants exercisable into common stock under numerous consulting and fund raising agreements. Some such agreements obligated shares in cases of the occurrence of substantial dilution or price drop in the trading value of the Company's common stock. Management believes that it has fulfilled all such obligations as of June 30, 2001. The Company has not received additional claims related to these matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company on May 7, 2001 submitted to a vote of its security holders to reverse split the outstanding shares of the Company's common stock such that each five-shares of the Company's issued and outstanding common stock will be automatically converted into one-share of common stock effective May 9, 2001. A quorum was present representing 26,027,367 shares in person or by proxy after a motion duly made and seconded, a total of 24,532,236 shares were voted in favor as noted in Special Meeting of Shareholder minutes.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     MedCom common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-Dealer Quotation System ("Electronic Bulletin Board") under the symbol "EMED." At the current time quotes are provided from the Pink Sheets' electronic quotation service.

     The following table sets forth for the periods indicated the high and low bid quotations for MedCom's common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

FISCAL 2001                       HIGH BID   LOW BID
-----------                       ---------  --------

Quarter Ended June 30, 2001       $    0.85  $   0.72

Quarter Ended March 31, 2001           0.31      0.18

Quarter Ended December 31, 2000        0.65      0.50

Quarter Ended September 30, 2000       2.15      1.68

FISCAL 2000                       HIGH BID   LOW BID
-----------                       ---------  --------

Quarter Ended June 30, 2000       $    6.69  $   1.31

Quarter Ended March 31, 2000           9.00      0.75

Quarter Ended December 31, 1999        1.13      0.50

Quarter Ended September 30, 1999       1.50      0.63

     At June 30, 2001, there were 12,888,773 shares of common stock of MedCom outstanding and there were approximately 387 shareholders of record of the Company's common stock.

     MedCom has never paid dividends on any of its common stock shares. MedCom does not anticipate paying dividends at any time in the foreseeable future and any profits will be reinvested in MedCom's business. MedCom's Transfer Agent and Registrar for the common stock is Corporate Stock Transfer located in Denver, Colorado.

SALES OF UNREGISTERED SECURITIES

     During the fiscal year ended June 30, 2001, the Company granted 1,804,650 options to key employees. These options vest at 30% immediately and the remaining 70% over one year. These options were granted at an exercise price of $0.47 to $3.00, the fair market value of the underlying shares on the date of grant. The options expire five years from date of grant.

     Common stock shares of approximately 1,442,182 were issued or sold during year ended June 30, 2001 and were issued or sold in reliance upon the exemption provided by Section 4(2) of the Act. The persons who acquired these shares gave consideration of undetermined amounts for various services performed and were either accredited or sophisticated investors. The shares of common stock were
acquired for investment purposes only and without a view to distribution.   The
persons who acquired these shares were fully informed and advised about matters concerning the Company, including the Company's business, financial affairs and other matters. The persons acquired these shares for their own accounts. The certificates representing the shares of common stock bear legends stating that the shares may not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933, or pursuant to an applicable exemption from registration. The shares are "restricted" securities as defined in Rule 144 of the Securities and Exchange Commission.

STOCK SPLITS

     Share data in this report have been adjusted to reflect the following stock splits relating to the Company's common stock: June 1995: 2-for-1 forward split, February 1996: 1-for-10 reverse split, February 1998: 1-for-4 reverse split, May 2001: 1-for-5 reverse split.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     Management's discussion and analysis contains statements that are forward-looking and involve risks and uncertainties. Several factors could cause actual results to differ materially from those described in such forward-looking statements. This includes the Company's ability to manage growth, involvement in litigation, competition in the health electronic transaction processing, ongoing contractual relationships, dependence upon key personnel, changes in customer demand for product and services, and the adoption of new, or changes in, accounting policies, practices and estimates and the application of such policies, practices, and estimates, and federal and state governmental regulation, specifically in the areas of electronic transaction processing in the health care industries.

     The following financial data should be read in conjunction with the consolidated financial statements of MedCom USA and related notes and other financial information appearing elsewhere in this report.

Statement of Operations Data:
----------------------------
                                       Years Ended June 30,
                                    ---------------------------
                                        2001           2000
                                    -------------  ------------

Revenues                            $    547,597   $ 1,881,417
Cost of Services                        (113,399)     (973,871)
Operating and other
   Expenses                          (14,115,732)   (8,021,436)
Loss from Discontinued Operations    (11,884,346)   (1,117,138)
                                    -------------  ------------
Net Loss                            $(25,565,880)  $(8,231,028)
                                    =============  ============

Balance Sheet Data:
-------------------
                                              June 30,
                                    ---------------------------
                                        2001           2000
                                    -------------  ------------
Current Assets                      $    316,407   $ 2,927,673
Total Assets                        $  3,024,399   $13,094,615
Current Liabilities                 $  3,733,012   $ 1,114,753
Non-Current Liabilities             $     42,514   $   829,666
Total Liabilities                   $  3,775,526   $ 1,944,419
Working Capital (Deficit)           $ (3,416,605)  $ 1,812,920
Shareholders' Equity (Deficit)      $   (751,127)  $11,150,196

     The  Company  has  declared  no common stock dividends since its inception.

FISCAL  2001  OPERATIONS
------------------------

General. The Company's operations changed in June 2001; these changes are attributed directly to the Company's focus on its primary operations and core business in electronic medical transaction processing. As of June 30, 2001, the Company currently utilizes the MedCard System that is deployed through a terminal or personal computer offering electronic transaction processing to the health care industries.

Management Changes. In July 2001, Mark Bennett resigned as the President and member of the Board of Directors. In July 2001, Michael Malet resigned as Executive Vice President and member of the Board of Directors. In May 2001, Alan Ruben resigned as Chief Accounting and Financial Officer. In June 2001, David Robinson resigned as Vice President of Healthcare Information Gateway and member of the Board of Directors. In June 2001, Vladimir Havlena resigned as Managing Director - DCB Actuaries and Consultants, s.r.o. In June 2001, David Breslow resigned as a member of the Board of Directors. In June 2001, Julio Curra resigned as a member of the Board of Directors. In June 2001, Robert Stevens resigned as Director of Development and Information Technology. In May 2001, Julie Signorille resigned as Director of Operations for the Company's MedCard sector. In July 2001, William P. Williams became the sole Director and sole Executive Officer of the Company.

Discontinued Operations. For fiscal year ended 2001 the Company ceased operations in the following areas:

ONE MEDICAL SERVICES

     In May 1998 the Company acquired One Medical Services, LLC in consideration for 142,350 shares of common stock and 187,500 warrants exercisable at $2.00 per share at any time prior to May 30, 2003. The warrants had an imputed value of $213,870 using the Black Scholes option-pricing model. The One Medical Service network provides a financial processing and communications network for the Home Medical Equipment (HME) industry. In addition to processing information and verifying insurance medical cards, this network connects HME buyers with a network of HME vendors. This proprietary network had been designated for the medical and managed healthcare market.

     In July 1999 the Company licensed its rights to the One Medical Service Network to an unrelated third party (Licensee) for $1,377,000 management decided this business sector was not profitable. The Licensee agreed to purchase approximately $200,000 of certain inventory as needed, and paid the related
accounts payable.   The Licensee purchased approximately $186,000 of inventory.
The Licensee hired employees involved with this operation. The Company retained as employees those persons who devoted less than full-time to the One Medical Services Network. Those people primarily provided technical support, installations, repairs, and maintenance of the underlying software and billing support. The Company charges the Licensee for these services on a time and materials basis. As a result of the license agreement, income related to the One Medical Network was in the form of license fee, sale of inventory and providing the various support services. Subsequently, the Licensee has ceased operations, and the Company has expensed any outstanding unpaid principal and interest for fiscal year ended June 30, 2001.

JUSTMED.COM

     The JustMed.com website became fully operating on July 1, 1999. The website advertised healthcare products and services that were available to the general public and provided medical information. Persons in need of healthcare products and services were able to access the website and order products (see "MedStore" below) or transfer to the more detailed websites maintained by the companies that provide the products and services. The Company anticipated generating revenues from this website by charging providers of healthcare products and services fees for advertising on the website. The Company also anticipated receiving fees when a user transfers from the Company's website to the websites maintained by a provider of healthcare products or services. For fiscal year ended June 30, 2001, the Company is not currently marketing the web site, and has not generated any revenue from the website. The Company has made this site inactive. Management has determined the JustMed.com website, and the
                                                  -----------
MedStore is not complimentary to the Company's present primary core operations and does not anticipate pursuing future operations.

MEDSTORE

     The MedStore was a feature of the website that allowed consumers and physicians to purchase, from their own computers, a variety of healthcare products and services supplied by unrelated manufacturers and healthcare service providers. Items available for purchase included canes, crutches, walkers, bath chairs, blood pressure units, cold therapies, exercise equipment and hot and cold packs. The MedStore became operational on July 1, 1999. The Company is not currently marketing the MedStore, and has not generated any significant revenue from the MedStore.

     Accredited Homecare Pharmacy and Accredited Medical Services were responsible for filling orders for products or services purchased from the MedStore. The services can be terminated at the discretion of either party As of June 2001, the Company has ceased operations of this service so that it can focus fully on its MedCard sector.

HEALTHCARE MANAGEMENT SOFTWARE DEVELOPMENT
------------------------------------------

DCB ACTUARIES & CONSULTANTS

     In April 2000, the Company acquired 100% of the stock of DCB Actuaries &
Consultants,  s.r.o. (DCB), a Czech Republic based company.   DCB developed and
currently operates a health insurance decision support system with advanced data structures known as the Health Information Gateway. DCB developed and operated a Health Information Gateway, which is a web-based infrastructure; featuring advanced data retrieval capabilities designed to meet the information needs of the worldwide health care industry on a real-time basis.

     The Company also acquired certain intellectual property from DSM, LLC
(DSM), a Florida limited liability company. The intellectual property acquired was used by DCB in its Health Information Gateway and other products. The intellectual property enables the software to operate and communicate with other programs and hardware. It provided the backbone to the Health Information Gateway. It was originally licensed from DSM, LLC to DCB.

     In August 2001, the Company ceased operations of DCB Actuaries & Consultants Health Information Gateway. Management has determined slow economic growth, and long sales cycles in this area are not in the Company's primary business operations. However, the Company has signed a licensing agreement, which will permit the Company to get a royalty fee for the use of the Health Information Gateway software system. The Company is not anticipating significant or material revenues from this licensing agreement in the near future.

INTELLIGENT  VENDING  MACHINES
------------------------------

     The Company operated three types of intelligent vending machines; video vending machines, ATM script machines, and phone card dispensing machines. The Company previously operated Automated Communication Distribution Centers, but the Company decided to discontinue this aspect of the business in May 2000. The three intelligent vending machines are described below:

MOVIE VISION

     In January 1998 the Company issued 550,000 shares of its common stock to the shareholders of Moviebar Company USA and Vectorvision, Incorporated in consideration for the acquisition of businesses known collectively as "Movie Vision." Movie Vision rents videocassettes, primarily containing motion pictures, through automated dispensing units in hotels. Movie Vision had videocassette dispensing machines in approximately 110 hotels and time-share facilities in the United States. The machines were located in approximately twenty states with the largest concentration in Florida and California. The Company has sold this sector to a former employee for consideration of cash and cash equivalents in the amount of $50,000, and $50,000 in payables, in August 2001.

SCRIPT TERMINALS

     In December 1996 the Company acquired all the issued and outstanding shares of Link International, Inc. ("Link"). Link had a proprietary script terminal that dispensed a receipt to the customer so that it may be used to pay for merchandise and/or services.

     In June 1999 the Company sold 520 of Link's script terminals to a former
employee.    The Company did not receive any cash payment in connection with this sale, however the purchaser of the assets agreed to assume $70,000 in accounts payable and approximately $600,000 in capitalized lease obligations associated with the acquisition of the script terminals. The purchaser also agreed to assume the lease obligation for the related office space. The script terminals were sold because this line of business was not profitable, and management has determined there was a remote possibility of becoming profitable.

     During the fiscal period ended June 30, 2001, the Company has not received revenues in this venture. The Company is not actively pursuing any opportunities with respect to the script terminals and does not expect to generate future revenue and has ceased operations.

PHONE CARD DISPENSING

     The Company operated phone card dispensing machines that were manufactured by Link. The machines were full sized stand-alone vending machines, and sold prepaid phone cards, usually in $10 and $20 denominations. Phone card time for the prepaid calling cards can be purchased from various vendors. The Company in the past received all of the phone card time from the Licensee of the One Medical Service Network.

     The units were typically placed at colleges and universities, car washes, and other retail establishments that have a high level of customer traffic. There were currently six dispensing machines in operation, all in southern California. The Company had another 65 machines in storage. The Company is not pursuing any opportunities with respect to Phone Card Dispensing and has ceased operations in this sector.

YEAR  ENDED  JUNE 30, 2001
--------------------------

RESULTS  OF  OPERATIONS

     FISCAL YEAR END JUNE 30, 2001, COMPARED TO FISCAL YEAR END JUNE 30, 2000.

     Revenues for Fiscal 2001 decreased to $547,597 from $1,881,417 during Fiscal 2000. The decrease in revenue is directly the result of changes in the Company's strategic direction in core operations. This included discontinuing declining or unprofitable business sectors and officer and management changes. The Company continues to aggressively pursue and devote its resources and focus its direction in electronic transaction processing.

     Selling expenses for Fiscal 2001 decreased to $551,432 from $873,519 during Fiscal 2000. The decrease was primarily the result of decreased marketing efforts in the areas of discontinued business sectors. Research and development costs also declined, which is attributed to decreases in expenditures to support or promote unprofitable or declining business.

     General and administrative expenses for Fiscal 2001 decreased to $5,248,215 from $6,219,859 during Fiscal 2000. The decrease was largely due to the Company's streamlining efforts and discontinued segments; a reduction in management salaries and directors fees, and a reduction in inventory and equipment purchases for discontinued segments. Management expects these expenditures to be in conformance with budgeted amounts along with applying effective cost curtailment practices.

     Professional and consulting expenses for Fiscal 2001 were $6,796,506 these expenses primarily are the result of the recognition of stock given for various services to the Company. The expense recognized is determined from the bid and ask price of the common stock at the date of the transaction.

     Interest expense for Fiscal 2001 decreased to $111,430 from $128,980 for Fiscal 2000. The decrease in interest expense was the direct result of a settlement of debt and discontinued business sectors.

     The loss from discontinued operations reflects the abandonment of numerous business units during the year ended June 30, 2001. The business units discontinued generated $890,000 in revenue during the year ended June 30, 2001. The Company incurred losses of approximately $5,084,000 relative to net assets associated with the discontinued business segments abandoned or sold.

     Net loss for Fiscal 2001 was ($25,565,880) or ($3.35) per basic share, compared to a net loss of ($8,231,028) for Fiscal 2000.

     As of June 30, 2001, MedCom had a federal net operating loss carry forward of $51,997,000 expiring 2011 to 2020. MedCom had a state net operating loss carry forward of $47,914,377 expiring from 2003 to 2005. MWMark WeberDoug: You are supposed to leave in the discussion on the comparison of 2000 to 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its working capital requirements from cash used by operating activities and selling shares of its common stock in private placements. Cash used by operating activities for Fiscal 2001 was ($5,470,833) compared to ($3,676,987) for Fiscal 2000. The Company experienced losses from discontinued operations and abandonment of assets attributable to discontinued business segments.

     Cash flows used for investing activities were ($1,049,930) for Fiscal 2001, compared to ($3,081,909) for Fiscal 2000. Streamlining operations and cost curtailment practices promoted a reduction in equipment purchases for the Company and associated discontinued business segments.

     Cash flows provided for financing activities was $4,477,160 in Fiscal 2001, compared to cash flows provided for financing activities of $7,969,867 for Fiscal 2000. Financing activities primarily consisted of proceeds from the exercise of the Company's options and warrants and the sales of common stock.

     The Company has relied upon a significant shareholder to fund its operating cash flow deficiencies since June 30, 2001. These funds are through a convertible debenture whereby the shareholder has the right to convert the outstanding obligation to stock at the closing price of the date the cash was received by the Company. This may substantially increase the Company's outstanding shares of common stock. Management believes that current trends in its electronic transaction processing to the health care industries business will provide cash flow to be self-sustaining from operations sometime in the near fiscal periods. The Company will require capital to finance the purchases
of the electronic terminals.   The amount of such requirement will be dependent
upon the rate of growth experienced. The Company has been successful in obtaining lease financing for some of this equipment. The nature of the business is such that large accounts receivable balances will not be carried.

     The Company is delinquent on capital and operating lease obligations as well as obligations to employees, officers, vendors and other creditors at June 30, 2001. The Company has attempted to negotiate settlements or make counter claims against most of these creditors. There can be no assurances that the Company will be successful in negotiating settlements and preventing creditors from filing claims and litigating for claims.

OTHER CONSIDERATIONS

     There are numerous factors that affect the business and the results of its operations. Sources of these factors include general economic and business conditions, federal and state regulation of business activities, the level of demand for product services, the level and intensity of competition in the healthcare electronic transaction processing industry, and the ability to develop new services based on new or evolving technology and the market's acceptance of those new services, the Company's ability to timely and effectively manage periodic product transitions, the services, customer and geographic sales mix of any particular period, and our ability to continue to improve our infrastructure including personnel and systems to keep pace with the Company's anticipated rapid growth.

ITEM 7.  FINANCIAL STATEMENTS

MEDCOM USA, INC.

TABLE OF CONTENTS                                                           PAGE
--------------------------

  INDEPENDENT AUDITORS' REPORT:                                              F-2
            Epstein, Weber & Conover, PLC

  INDEPENDENT AUDITORS' REPORT:                                              F-3
            Ehrhardt, Keefe Steiner & Hottman, PC

  CONSOLIDATED FINANCIAL STATEMENTS:

       Consolidated Balance Sheet at June 30, 2001                           F-4

       Consolidated Statements of Operations for the years ended
        June 30, 2001 and 2000                                               F-5

       Consolidated Statements of Stockholders' Equity for the years ended
        June 30, 2001 and 2000                                               F-6

       Consolidated Statements of Cash Flows for the years ended
        June 30, 2001 and 2000                                               F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   F-8

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Stockholders and Board of Directors of MedCom USA, Inc.:

We have audited the accompanying consolidated balance sheet of MedCom USA, Inc. as of June 30, 2001 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MedCom USA, Inc. as of June 30, 2001, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

We also reviewed the adjustments described in Note 8 that were applied to restate the financial statements as of June 30, 2000 for discontinued operations. In our opinion, such adjustments are appropriate and have been properly applied.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred material operating losses, has experienced severe cash flow deficiencies and has limited working capital reserves. The Company has divested of several business segments and expects to face many operating challenges in the near future. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are discussed in Note
1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



/s/  Epstein, Weber & Conover, PLC
        Scottsdale , Arizona
        February 28, 2002

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


Board  of  Directors  and  Stockholders
MedCom  USA,  Incorporated  and  Subsidiaries
Irvine,  California

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of MedCom USA, Incorporated and Subsidiaries for the year ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and cash flows of MedCom USA, Incorporated and Subsidiaries for the year ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.




/s/ Ehrhardt Keefe Steiner & Hottman PC

September 6, 2000
Denver, Colorado

MEDCOM USA, INC.
CONSOLIDATED BALANCE SHEET
JUNE 30, 2001
--------------------------

ASSETS
CURRENT ASSETS
   Accounts receivable, net of allowance of $563,869                     $     98,769
   Inventories                                                                136,085
   Prepaid expenses and other current assets                                   81,553
                                                                         -------------
      Total current assets                                                    316,407

PROPERTY AND EQUIPMENT, net                                                 2,076,209

GOODWILL, net of accumulated amortization of $170,775                         588,223

OTHER ASSETS                                                                   43,560
                                                                         -------------

    TOTAL ASSETS                                                         $  3,024,399
                                                                         =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accounts payable                                                      $  1,128,225
   Accrued expenses and other liabilities                                   1,332,141
   Bank overdraft                                                              60,574
   Dividend payable                                                            23,750
   Notes payable - current portion                                            109,437
   Capital lease obligations - current portion                              1,078,885
                                                                         -------------
      Total current liabilities                                             3,733,012

CAPITAL LEASE OBLIGATIONS - long-term portion                                  42,514
                                                                         -------------
      Total liabilities                                                     3,775,526
                                                                         -------------
STOCKHOLDERS' EQUITY:
    Convertible preferred stock, Series A $.001par value, 52,900 shares
      designated, 4,250 issued and outstanding                                      4
    Convertible preferred stock, Series D $.01par value, 50,000 shares
      designated, 2,850 issued and outstanding                                     29
   Common stock, $.0001 par value, 80,000,000 shares authorized,
      12,888,000 issued and outstanding                                         1,289
   Paid in capital                                                         61,227,563
   Accumulated deficit                                                    (61,980,012)
                                                                         -------------
      Total stockholders' equity                                             (751,127)
                                                                         -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  3,024,399
                                                                         =============

The accompanying notes are an integral part of these consolidated financial statements.

MEDCOM USA, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED JUNE 30, 2001 AND JUNE 30, 2000
--------------------------------------------------

                                                                             2001           2000
REVENUES:
   Terminal sales                                                        $    259,372   $   773,198
    Service                                                                   288,225     1,108,219
                                                                         -------------  ------------
                                                                              547,597     1,881,417
                                                                         -------------  ------------

OPERATING EXPENSES:
     Cost of terminals and services                                           113,399       973,871
     General and administrative expenses                                    5,248,215     6,219,859
     Sales and marketing expenses                                             551,432       873,519
     Royalties                                                                139,715             -
     Professional and consulting fees                                       6,796,506             -
     Depreciation and amortization                                            398,424       532,637
                                                                         -------------  ------------
         Total operating expenses                                          13,247,691     8,599,886
                                                                         -------------  ------------
OPERATING LOSS                                                            (12,700,094)   (6,718,469)
                                                                         -------------  ------------

OTHER (INCOME) AND EXPENSES
     Legal settlement and contingency expenses                                854,646             -
     Foreign currency translation                                              33,708             -
     Interest expense                                                         111,430       128,980
     Interest income                                                          (18,344)     (114,096)
     Loss on patents                                                                -       255,229
     Loss on script machines                                                        -        80,018
                                                                         -------------  ------------
        Total other expense                                                   981,440       350,131
                                                                         -------------  ------------
LOSS BEFORE DISCONTINUED OPERATIONS AND INCOME TAXES                      (13,681,534)   (7,068,600)

INCOME TAX (BENEFIT) PROVISION                                                      -       (45,290)
                                                                         -------------  ------------
LOSS FROM CONTINUING OPERATIONS                                           (13,681,534)   (7,113,890)

LOSS FROM DISCONTINUED OPERATIONS
  Loss from operations of discontinued segments, no income tax effect      (6,799,153)     (665,989)
  Loss from abandonment  of discontinued segments, no income tax effect    (5,085,193)     (451,149)
                                                                         -------------  ------------
       Total                                                              (11,884,346)   (1,117,138)
                                                                         -------------  ------------
NET LOSS                                                                 $(25,565,880)  $(8,231,028)
                                                                         =============  ============

NET LOSS PER SHARE:
 Basic:
 Continuing operations                                                   $      (1.80)  $     (0.29)
 Discontinued operations                                                        (1.55)        (0.05)
                                                                         -------------  ------------
    Total Basic                                                          $      (3.35)  $     (0.34)
                                                                         =============  ============

Diluted:
 Continuing operations                                                   $      (1.80)  $     (0.29)
 Discontinued operations                                                        (1.55)        (0.05)
                                                                         -------------  ------------
    Total Diluted                                                        $      (3.35)  $     (0.34)
                                                                         =============  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                                                     7,666,132    24,431,551
                                                                         =============  ============
  Diluted                                                                   7,666,132    24,431,551
                                                                         =============  ============

     The accompanying notes are an integral part of these consolidated financial statements.

MEDCOM USA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE
FOR THE YEARS ENDED JUNE 30, 2001 AND 2000
------------------------------------------------------

                                                           \ ----------- PREFERED STOCK -----------\

                                         COMMON STOCK     PREFERRED A & B      PREFERRED C      PREFERRED D        PAID-IN
                                       SHARES    AMOUNT   SHARES    AMOUNT   SHARES    AMOUNT   SHARES  AMOUNT     CAPITAL
                                      ---------  -------  -------  --------  -------  --------  ------  -------  ------------
BALANCE JULY 1, 1999                  3,345,501  $   336   9,250   $     9    1,745   $     2        -  $     -  $32,095,188

 Conversion of Series C Preferred       698,000       70                     (1,745)       (2)                      (137,343)

Common stock issued for
    service rendered                    139,292       14                                                             574,745

Common stock issued for cash          1,252,529      125                                                           6,161,748

Exercise of warrants and options        373,908       37                                                           2,183,025

Conversion of notes payable             117,509       12                                                             495,872

Common stock issued to settle
  obligations                            51,367        5                                                             185,608

Common  and preferrd stock issued
    in connection with acquistions       27,426        3                                         2,850       29    3,729,059

Fair value of stock warrants granted
  for services rendered                                                                                              856,501

Common stock issued for equipment       346,500       35                                                           1,287,696

Preferred stock dividends                12,000        1                                                              19,270

Conversion of Series A Preferred            160        -  (5,000)       (5)                                              152

  Translation adjustment

   Net loss
                                      ---------  -------  -------  --------  -------  --------  ------  -------  ------------

BALANCE
    JUNE 30, 2000                     6,364,193  $   637   4,250   $     4        -   $     -    2,850  $    29  $47,451,521
                                      =========  =======  =======  ========  =======  ========  ======  =======  ============


                                       ACCUMULATED   TRANSLATION
                                         DEFICIT      ADJUSTMENT      TOTAL
                                      -------------  ------------  ------------
BALANCE JULY 1, 1999                  $(27,988,929)                $ 4,106,606

 Conversion of Series C Preferred                                     (137,275)

Common stock issued for
    service rendered                                                   574,759

Common stock issued for cash                                         6,161,873

Exercise of warrants and options                                     2,183,062

Conversion of notes payable                                            495,884

Common stock issued to settle
  obligations                                                          185,613

Common  and preferrd stock issued
    in connection with acquistions                                   3,729,091

Fair value of stock warrants granted
  for services rendered                                                856,501

Common stock issued for equipment                                    1,287,731

Preferred stock dividends                  (80,174)                    (60,903)

Conversion of Series A Preferred                                           147

  Translation adjustment                                  (1,863)       (1,863)

   Net loss                             (8,231,029)                 (8,231,029)
                                      -------------  ------------  ------------
BALANCE
    JUNE 30, 2000                     $(36,300,132)  $    (1,863)  $11,150,196
                                      =============  ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

MEDCOM USA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE
FOR THE YEARS ENDED JUNE 30, 2001 AND 2000 (CONTINUED)
------------------------------------------------------


                                                               \----------- PREFERED STOCK -----------\
                                           COMMON STOCK     PREFERRED A & B    PREFERRED C     PREFERRED D       PAID-IN
                                         SHARES    AMOUNT   SHARES   AMOUNT  SHARES  AMOUNT   SHARES  AMOUNT     CAPITAL
                                       ----------  -------  ------  -------  ------  -------  ------  -------  -----------
BALANCE JULY 1, 2000                    6,364,193  $   637   4,250  $     4       -  $     -   2,850  $    29  $47,451,521

Common stock issued to settle claims        8,460        1                                                          38,749

Common stock issued to consultants
    for services rendered               2,662,268      266                                                       7,924,448

Common stock issued for cash            2,767,235      277                                                       3,035,775

Exercise of warrants for cash           1,009,985      101                                                       1,690,851

Exercise of employee options for cash      14,667        1                                                          51,232

Fair value of stock warrants granted
  for services rendered                                                                                            920,993

Preferred stock dividends                  61,965        6                                                         113,994

Translation adjustment

   Net loss
                                       ----------  -------  ------  -------  ------  -------  ------  -------  -----------

BALANCE
    JUNE 30, 2001                      12,888,773  $ 1,289   4,250  $     4       -  $     -   2,850  $    29  $61,227,563
                                       ==========  =======  ======  =======  ======  =======  ======  =======  ===========


                                        ACCUMULATED   TRANSLATION
                                          DEFICIT      ADJUSTMENT       TOTAL
                                       -------------  ------------  -------------
BALANCE JULY 1, 2000                   $(36,300,132)  $    (1,863)  $ 11,150,196

Common stock issued to settle claims                                      38,750

Common stock issued to consultants
    for services rendered                                              7,924,714

Common stock issued for cash                                           3,036,052

Exercise of warrants for cash                                          1,690,952

Exercise of employee options for cash                                     51,233

Fair value of stock warrants granted
  for services rendered                                                  920,993

Preferred stock dividends                  (114,000)                           0

Translation adjustment                                      1,863          1,863

   Net loss                             (25,565,880)                 (25,565,880)
                                       -------------  ------------  -------------
BALANCE
    JUNE 30, 2001                      $(61,980,012)  $         -   $   (751,127)
                                       =============  ============  =============

The accompanying notes are an integral part of these consolidated financial statements.


                                F-6 (Continued)

MEDCOM USA, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE
YEARS ENDED JUNE 30, 2001 AND 2000
--------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss)                                                                   $(25,565,880)  $(8,231,029)
  Adjustments to reconcile net income to net cash
     (used in) operating activities:
  Loss from discontinued operations                                               6,799,153     1,117,138
  Loss on abandonment of net assets of discontinued operations                    5,085,193       429,929
  Depreciation and amortization                                                     398,424       532,637
  Issuance of common stock as compensation for services                           7,924,714     1,691,967
  Value of common stock warrants granted as compensation for services               856,818       718,733
  Write-off of notes receivable                                                     789,720       311,980
  Other                                                                                   -         5,623
  Changes in assets and liabilities (net of discontinued business segments):
    Trade accounts receivable                                                       749,761      (241,259)
    Inventories                                                                      37,006       164,791
    Royalty advances                                                                676,353      (160,446)
    Prepaid and other current assets                                                137,426        (9,606)
    Other assets                                                                     55,636       (68,104)
    Accounts payable                                                                607,326      (165,246)
    Accrued liabilities                                                             603,087       225,905
                                                                               -------------  ------------
     Cash used by continuing operations                                            (845,263)   (3,676,987)
     Cash used by discontinued operations                                        (4,625,570)            -
                                                                               -------------  ------------
        Net cash  (used in) operating activities                                 (5,470,833)   (3,676,987)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of  equipment                                                        (1,026,710)     (339,787)
  Advances under notes receivable                                                   (62,220)            -
  Net assets of discontinued operations                                                   -    (2,781,122)
  Repayments under notes receivable                                                  39,000        39,000
                                                                               -------------  ------------
        Net cash (used in)  investing activities                                 (1,049,930)   (3,081,909)
                                                                               -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Bank overdraft                                                                      60,574             -
 Principal repayments on notes payable                                              (10,563)     (199,052)
 Principal repayments on capital leases                                            (351,088)      (45,257)
 Proceeds from the exercise of options and warrants                               1,742,185     2,286,467
  Proceeds from sale of common stock                                              3,036,052     6,162,020
 Retirement of Series C stock                                                             -      (137,275)
 Dividends                                                                                        (95,173)
 Currency translation loss                                                                -        (1,863)
                                                                               -------------  ------------
        Net cash provided by financing activities                                 4,477,160     7,969,867
                                                                               -------------  ------------

DECREASE IN CASH                                                                 (2,043,603)    1,210,971
CASH, BEGINNING OF YEAR                                                           2,043,603       439,772
                                                                               -------------  ------------
CASH, END OF YEAR                                                              $          -   $ 1,650,743
                                                                               =============  ============

       The accompanying notes are an integral part of these consolidated financial statements.

MEDCOM USA, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS, (CONTINUED)
FOR THE YEAR ENDED JUNE 30, 2001 AND 2000
-------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION:              2001        2000
                                              ----------  ----------
  Interest paid                               $   77,023  $  128,980
                                              ==========  ==========

  Income taxes paid                           $   14,586  $   45,290
                                              ==========  ==========



SUPPLEMENTAL SCHEDULE OF  NONCASH INVESTING AND FINANCING  ACTIVITIES:

  Leaseholds acquired under a note payable    $   95,000  $        -
                                              ==========  ==========

  Equipment acquired under capital leases     $1,299,205  $   49,402
                                              ==========  ==========

  Purchase of equipment with warrants         $   64,277  $  205,000
                                              ==========  ==========

  Conversion of debt and accrued interest to
     common stock                             $           $  495,884
                                              ==========  ==========

  Conversion of accounts payable and accrued
     expenses to common stock                 $           $  185,613
                                              ==========  ==========

  Capital stock issued in connection with
     business acquisitions                    $           $3,729,091
                                              ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.


                                F-7 (Continued)

MEDCOM USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2001
------------------------------------------

1.   ORGANIZATION AND BASIS OF PRESENTATION

     MedCom USA, Inc. (the "Company"), formally Sims Communications, Inc., provides point-of-sale transaction terminals and personal computer based software to provide medical insurance eligibility verification, claims processing, and credit card/ATM charges and payments. The Company's customers are health care providers, primarily medical doctors' offices throughout the United States. During the year ended June 30, 2001, the company divested or abandoned all other business segments. The Company had also provided software based applications for health care billing management and "intelligent" vending services, primarily video rentals in hotels and motels. Those operations have been discontinued as of June 30, 2001.

     The accompanying financial statements represent the consolidated financial position and results of operations of the Company and includes the accounts and results of operations of the Company and its wholly owned subsidiaries; Sims Franchise Group Inc., Sims Communications International, Inc., JustMed.com, Inc., One Medical Service, Inc., and Link International Technologies, Inc. and its wholly owned subsidiary New View Technologies, Inc. for the years ended June 30, 2001 and 2000. The results of operations and accounts of DCB Actuaries and Consultants, s.r.o. ("DCB") are included for the year ended June 30, 2001, and for the period April 15, 2000, date of acquisition, through June 30, 2000. DCB is a wholly owned subsidiary with operations in the Czech Republic. The Company determined that it would abandon DCB in the year ended June 30, 2001.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred material operating losses, has experienced severe cash flow deficiencies and has limited working capital reserves. The Company has a working capital deficit of $2,910,459 at June 30, 2001 and has defaulted on numerous operating and capital lease agreements and has material past due obligations.

     The Company has divested of several business segments and expects to face many operating challenges in the near future. The Company is attempting to negotiate settlements and payment plans with creditors. A new management team has been instituted cost cutting measures. A major shareholder of the Company has provided limited capital to assist in meeting day-to-day operating expenses. Management is attempting to attain a sustaining operating cash flow from the Company's MedCard operations while negotiating with creditors. The Company will then attempt to raise additional capital to grow the MedCard operations and settle with creditors.

     Cash reserves at June 30, 2001 were essentially depleted. Although the Company is generating cash flow from sales activities, such cash flow is sufficient only to cover a portion of current operating expenses, and does not permit the Company to retire prior debts or expand its operations. The Company believes that it needs additional cash, either from outside financing or expanded sales activities, in order to retire debts accumulated over the last two years and significantly expand the Company's operations.

     If the Company is unable to produce sales as planned and/or raise additional investment capital to fully implement its business plan, it may jeopardize the ability of the Company to continue as a going concern.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash includes all short-term highly liquid investments that are readily
     ----
     convertible to known amounts of cash and have original maturities of three months or less. Net bank overdrafts are recorded as current liabilities in the accompanying balance sheet

     Principles of Consolidation: The consolidated financial statements include
     ----------------------------
     the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

     Inventories consist primarily of movie video cassettes, POS terminals and
     -----------
     spare parts that are held for sale. Inventories are recorded at the lower of cost or market on a first-in, first-out basis.

     Property and equipment is stated at cost less accumulated depreciation.
     ----------------------
     Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 5 years. Depreciation expense for the years ended June 30, 2001 and 2000 was $705,965 and $723,564, respectively.

     Revenue recognition - The Company's revenue is generated by the sale of POS
     -------------------
     terminals and transaction fees generated through those terminals. Revenue from the sale of POS terminals is recognized when delivered to the customer. Transactions fees are recognized upon completion of the transaction processing.

     Income taxes - The Company provides for income taxes based on the
     ------------
     provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements.

     Financial Instruments - Financial instruments consist primarily of accounts
     ---------------------
     receivable, and obligations under accounts payable, accrued expenses, capital lease obligations and notes payable. The carrying amounts of accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the short maturity of those instruments. The carrying value of the Company's capital lease arrangements approximates fair value because the instruments were valued at the retail cost of the equipment at the time the Company entered into the arrangements. The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

     Net  loss  per  share  is  calculated  using the weighted average number of
     ---------------------
     shares of common stock outstanding during the year. The Company has adopted the provisions of SFAS No. 128 Earnings Per Share.

     Use  of  Estimates - The  preparation of financial statements in conformity
     ------------------
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Stock-Based Compensation - Statements of Financial Accounting Standards No.
     ------------------------
     123, Accounting for Stock-Based Compensation, ("SFAS 123") established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS 123, the Company has elected to continue accounting for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The proforma effect of the fair value method is discussed in
     Note 15.

     Intangible assets at June 30, 2001 consist of goodwill associated with the
     -----------------
     Company's acquisition of MedCard for the difference between the purchase price of the acquired business and the fair value of the identifiable net assets. Goodwill is amortized on a straight-line basis over 5 years.

     Research and Development costs are expensed as incurred.
     ------------------------

     Impairment of long-lived assets is assessed by the Company for impairment whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets' net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

     Reclassifications - Certain reclassifications have been made to the
     -----------------
     financial statements for the year ended June 30, 2000, to conform with the presentation for the year ended June 30, 2001. The results of operations and cash flow statement for the year ended June 30, 2000, have been restated to reflect the presentation of discontinued operations.

3.   ACCOUNTS RECEIVABLE

     The Company's accounts receivable at June 30, 2001 consisted of:

          Medcard                                      $   429,269
          Movie Vision                                     200,809
          Other                                             32,560
                                                       ------------
              Total                                        662,638


              Less: Allowance for doubtful                (563,869)
          accounts
                                                       ------------
                                                       $    98,769
                                                       ============

     The Company estimates uncollectible account balances and provides an allowance for such estimates. The allowance for doubtful accounts at June 30, 2001, consists primarily of an estimate for two potentially uncollectible accounts in the MedCard division.

4.   IMPAIRMENT OF LONG-LIVED ASSETS

     In connection with the Company's determination that it divest of or abandon numerous business segments, the Company analyzed the carrying cost of its long-lived assets in those segments. The Company analyzed any write-down considering factors such as the potential sale of such business segments, collateral value for obligations and out right abandonment. During the year ended June 30, 2001, the Company recognized impairment write-downs or write-offs as follows:

                                                Carrying
                                                Value at
                                    Impairment  June 30,
     Description         Segment       Loss      2001
     -----------------  ----------  ----------  --------

     Goodwill           Medical     $  443,829  $  - 0 -
     Contracts          Medical          8,334     - 0 -
                         Healthcare
     Technology         Software     2,493,346     - 0 -
                         Healthcare
     Equipment          Software       287,123     - 0 -
     Equipment          Vending         77,773    16,847
                         Healthcare
     Leaseholds         Software       192,748     - 0 -
     DCB equipment and   Healthcare
      goodwill          Software     1,189,387     - 0 -

                                    --------------------
         Total                      $4,692,540  $ 16,847
                                    ====================


     The impairment losses above have been included in discontinued operations for the year ended June 30, 2001.

5.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at June 30, 2001:

           Leasehold improvements                        $    7,168
           Vending equipment                                109,345
           Software                                         943,963

           Vehicles                                          20,609
           Furnishings and fixtures                          42,262
           Office and computer equipment                  1,945,027
                                                         -----------

           Total                                          3,068,374
           Less accumulated depreciation                   (992,165)
                                                         -----------

             Property and equipment, net                 $2,076,209
                                                         ===========

     The vending equipment with a net book value of $16,847 is held for disposition at June 30, 2001. Computer equipment with a gross value and net book value of approximately $1,295,000 and $1,150,000 is under capital lease agreements. The Company has defaulted on the leases and the equipment is intended to be returned to the lessors. Computer equipment with a net book value of approximately $500,000 at June 30, 2001 is being held for sale.

6.   NOTES PAYABLE

     Notes payable at June 30, 2001 are comprised of the following:

          Convertible note payable to individual. The note
          bears interest at 8% per annum and is payable
          quarterly.  The note is convertible to common
          stock at $6.25 per share. The note had an original
          maturity date of February 1998 and is currently in
          default.                                             $    25,000

          Note payable to landlord. Collateralized by
          leasehold improvements.  Original principal
          balance of $95,000.  The note bears interest at 9%
          per annum and requires monthly principal and
          interest payments of $1,999.  The Company
          defaulted on the note subsequent to June 30, 2001.
                                                                    84,437

                                                               -----------
             Totals                                            $   109,437
                                                               ===========

6.   CAPITAL LEASE OBLIGATIONS

     The Company leases certain office and computer equipment under capital leases. The following presents future minimum lease payments under the capital leases by year and the present value of minimum lease payments as of June 30, 2001:

     Years ended June 30:
                     2002                          $ 1,311,015
                     2003                               30,145
                     2004                               16,642
                     2005                                6,084
                     2006                                3,549
                                                   ------------

     Total minimum lease payments                    1,367,435
     Less amount representing interest                (246,036)
                                                   ------------

     Present value of minimum lease payments       $ 1,121,399
                                                   ============

     The Company has defaulted on two capital lease agreements with an originally determined present value of minimum lease payments of $995,175 at June 30, 2001. This balance is classified as a current liability in the accompanying balance sheet. Total minimum lease payments of $1,194,528 are due under these capital leases.

     Total cost of equipment under capital lease and related accumulated depreciation was $1,458,220 and $192,918 respectively.

8.   DISCONTINUED OPERATIONS

     In the year ended June 30, 2001, the Company determined that it would divest of or abandon the following operations and business segments:

                                                                                 Revenues for
                                                                                  the  year
                                                                                    ended
   Segment         Method of        Remaining Assets     Remaining Liabilities     June 30,
Identification      Disposal         at June 30,2001        at June 30,2001          2001
--------------  ----------------  ---------------------  ----------------------  -------------
DCB             Abandonment       NONE                   NONE                    $     157,955

Healthcare
Information                                              Capital lease
  Software      Abandonment/Sale  Equipment  $1,651,863  Obligations  $ 995,175  $     685,991

Vending         Sale              Accounts               Accounts                $     731,831
                                  Receivable $   91,000  Payable      $  53,000
                                  Inventory      17,000
                                  Equipment      17,000

     Ultimate disposal of these business segments was expected to occur during the first six months of the fiscal year ended June 30, 2002.

     In August 2001, the Company sold the Vending segment to a former employee for $50,000 cash and the assumption of certain trade accounts payable. The Company maintained title to certain accounts receivable.

     Any other net assets of the above named segments were written -off because there was no expected realization from the carrying value of those net assets. The loss from these write-offs is included in the loss from abandonment of discontinued segments in the accompanying statement of operations for the year ended June 30, 2001. The Company is attempting to negotiate the capital lease obligations of the Healthcare Information Software segment by returning the equipment to the lessors. The Company is also attempting to sell the remaining equipment.

     The Company determined it would discontinue these operations in June 2001. Therefore, the operating losses determined from the date the determination was made to discontinue these operations through June 30, 2001, is not significant.

9.   INCOME TAXES

     The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. Income taxes for the years ended June 30, consisted of the following:

                                               2001          2000
                                           ------------  ------------

         Current tax (benefit) provision   $(7,998,908)  $(2,880,860)
         Deferred tax (benefit) provision    7,998,908     2,880,860
                                           ------------  ------------
           Total income tax provision      $     - 0 -   $     - 0 -
                                           ============  ============

     Net deferred tax assets of $21,566,650 less a valuation allowance of $21,483,396, relate primarily to net operating loss carryforwards and differences in book and tax bases of property and equipment, intangible assets and certain accruals. The net deferred income tax asset at June 30, 2001 is comprised of:

      Allowance for losses on accounts receivable                  $    225,548
      Differences in liabilities                                        350,078
      Impairment of intangible assets                                 2,076,647
      Net operating loss carryforwards                               18,914,377
                                                                   -------------
                 Deferred income tax asset                         $ 21,566,650
           Less:  valuation allowance                               (21,483,396)
                                                                   -------------
           Total deferred income tax asset                               83,254

      Deferred income tax liability related to
          book/tax differences in bases of property and equipment       (83,254)
                                                                   -------------

                     Net deferred income tax asset                 $      - 0 -
                                                                   =============

     Federal net operating loss carryforwards of $51, 997,000 expire from 2011 to 2020. State net operating loss carryforwards of $47,914,377 expire from 2003 to 2005. Due to the conditions discussed in Note 1, future utilization of the net operating losses is uncertain.

     The differences between the statutory and effective tax rates is as follows for the years ended June 30,:

                                                   2001              2000
                                                   ----              ----

       Federal statutory rates          $(8,692,399)  (34)%  $(2,826,442)  (34)%
       State income taxes                (1,661,782)   (6)%       45,290      1%
       Valuation allowance for
          operating loss carryforwards   10,364,396            2,828,442     34%
       Other                                (10,215)     -%
                                        ----------------------------------------
           Effective rate               $   ( - 0 -)  (-0-)  $    45,290      1%
                                        ========================================

9.   OPERATING LEASES

     The Company a leases its office space under long-term operating leases expiring through 2008. Rent expense under these leases was $334,913 and $237,719 for the years ended June 30, 2001 and 2000, respectively. Subsequent to June 30, 2001, the Company defaulted on several of these operating leases and is attempting to negotiate settlements with landlords.

     Future minimum annual lease payments and sublease rentals under operating lease agreements for years ended June 30:

          2002                       $   243,652
          2003                           163,645
          2004                           163,584
          2005                           169,080
          2006                           126,152
          Thereafter                     334,436
                                      ----------

                                      $1,200,549
                                      ==========

10.  STOCKHOLDERS' EQUITY

     During the year ended June 30, 2001, the Company declared a one-for-five reverse stock split. All shareholders of record as of May 9, 2001 effective returned five shares of the Company's common in exchange for one share. All per share amounts and number of shares for the two years ended June 30, 2001, have been restated to reflect the stock spilt retroactively to July 1, 1999.

     During the year ended June 30, 2001, the Company issued 2,767,235 shares of its common stock for cash in several private transactions. The aggregate cash proceeds received by the Company was $3,036,052 net of cash fund raising fees of $152,453. The transactions were priced from $0.01 to $2.00 per share.

     The Company has issued shares of its common stock as consideration to consultants for services rendered. The value of those shares was determined based on the trading value of the stock at the dates on which the agreements were made for the services. During the year ended June 30, 2001, the Company issued 2,662,268 shares to consultants valued at

     $7,924,448. The value of these shares was expensed during the year ended June 30, 2001. During the year ended June 30, 2001, the Company issued 1,024,652 shares of its common stock in connection with the exercise of stock options and warrants. The Company received cash of $1,742,083 in connection with these transactions.

     During the year ended June 30, 2001, the Company issued 8,460 shares of its common stock as conversion of a settlement balance of $38,750.

     During the year ended June 30, 2001, the Company granted options to consultants as consideration for services rendered. The Company also granted warrants to settle past due lease payments. During the year ended June 30, 2001, the Company granted warrants and options exercisable into 2,172,996 shares of common stock. The fair value of these options and warrants was determined to be $920,983. That amount is expensed in the accompanying statement of operations for the year ended June 30, 2001. The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions outlined in Note 15.

     During the year ended June 30, 2001, the Company paid accrued dividends of $114,000 on the Series D preferred stock by the issuance of 61,965 shares of he Company's common stock.

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

     In April 2000, the Company established the Series D Preferred stock and authorized the issuance of up to 2,900 shares. The Company issued 494 shares related to a business acquisition of and 2,356 shares for the acquisition of related intellectual property. Each share of Series D preferred stock is entitled to a dividend at the rate of $0.04 per share and has a stated value of $1,000 per share. Dividends on all Series D preferred stock begin to accrue and accumulate from the date of issuance. Additionally, each share of Series D preferred stock is convertible into
     40.49 shares of common stock for a total of 576,923 shares at the option of the stockholders. Upon liquidation or dissolution of the Company, each outstanding share of Series D preferred stock is entitled to a distribution of the stated amount per share prior to any distribution to the shareholders of the Company's common stock. The Company can convert the Series D preferred stock into shares of common stock using the same conversion ratio at any time after April 15, 2001 so long as the bid price of the Company's common stock exceeds $4.94 per share and the shares of common stock issuable upon the conversion of the Series D preferred stock are either covered by an effective registration statement or are eligible for sale pursuant to rule 144 of the Securities and Exchange Commission. Each share of Series D preferred stock is entitled to vote in all matters submitted to the Company's shareholders on an "as converted" basis. Total accrued, but unpaid dividends related to the Series D preferred stock was $23,750 at June 30, 2001.

11.  COMMITMENTS AND CONTINGENCIES

     Employment Agreements

     The Company has entered into numerous employment agreements with officers and key employees. Generally, the employment agreements are for three-year periods and include, as potential additional compensation, incentive bonuses computed based upon Company's operations and other benefits, including such items as an automobile allowance, health and life insurance, vacation and sick pay benefits. The aggregate annual base salaries under these agreements totaled $504,000. The Company has terminated these agreements but has yet to settle with all former employees. The Company was named in a judgment received by one former officer in the amount of $142,000. The Company believes that it has certain offsets and will negotiate a lower payout for this judgment. The Company has accrued $71,000 relative to this matter at June 30, 2001.

     During the year ended June 30, 2000, the Company entered into three three-year employment contracts with an officer of the Company, the managing director of DCB in the Czech Republic and another individual related to the operation of DCB in the United States. The total annual salary under these agreements is $276,000. The Company abandoned DCB effective June 30, 2001and has not continued to pay compensation under these employment agreements.

     In June 2000, the Company entered into four two-year employment agreements with various personnel in the MedCard division. These agreements were negotiated subsequent to June30, 2001. Total annual compensation under these agreements is $104,000. These individuals may be entitled to receive incentive bonuses and other benefits including health insurance, disability coverage, vacation and sick pay. These individuals received options to purchase a total of 25,000 shares of the Company's common stock at $3.00 per share with vesting on an annual basis over two years.

     Royalty Agreement

     In connection with the original licensing and subsequent acquisition of MedCard, the Company entered into a royalty agreement with the original Licensor. The royalty provisions of the license agreement remained in effect after the purchase. This agreement was amended subsequent to June 30, 2001. The Company will pay the Licensor 20% of qualified monthly revenues, less direct costs, generated by the licensed software. The original agreement required the Company to advance $550,000 of royalty fees payable to the Licensor and then retain as a credit 40% of the future monthly royalty payments until the advance is offset in full. During the year ended June 30, 2001, in anticipation of the new agreement, the Company wrote-off the remaining prepaid royalty and prepaid expense balance of $643,659.

     Consulting Agreements

     The Company has entered into various consulting agreements with outside consultants. These agreements entitle the consultant to issuances of common stock and options as well as cash compensation in exchange for consulting services relating to such things as raising additional debt and equity capital, software development, sales development, investor and public relations and general strategic business consulting. Most of these agreements were prepaid through the issuance of common stock or warrants. However, certain of these agreements included additional compensation on the basis of performance. The Company has cancelled all of these agreements and wrote-off all of the associated prepaid expense balances at June 30, 2001. The Company does not believe that it has any further obligation under these agreements.

     Litigation

     Subsequent to June 30, 2001, several former employees filed complaints against the Company alleging unpaid payroll and breach of employment agreements. The total known claims being sought by the former employees at June 30, 2001 was approximately $175,000. The Company has accrued $104,000 associated with these claims at June 30,2001. The Company believes that it has offsets to negotiate amounts lower than what the actual claims seek.

     In March 2000, the Company was served with a summons naming it as a cross defendant in an action between a former owner of One Medical Services, LLC and a third party. The former One Medical Services, LLC owner had originally sued the third party for collection of amounts he alleges he was due. The third party then filed a counter claim for $300,000 plus costs against this individual, also naming the Company as a co-defendant. The Company believes that it should not be a party to this matter as it had no involvement with the issue. The former One Medical Services, LLC owner has indemnified the Company against any losses it may incur as a result of this entire matter, other than the Company's initial legal costs incurred in its attempt to be removed from the claim. The Company believes that it may ultimately be held liable for some amount and has accrued $400,000 associated with this claim at June 30, 2001. The Company is presently attempting to negotiate a settlement with this individual.

     Several landlords are seeking damages from the Company due to the Company due to the Company defaulting on several lease agreements. Certain landlords have obtained legal judgments against the Company. The total amount of such claims is $634,000 at June 30, 2001. The Company and its legal counsel believe that ultimate settlement will result in a much lower payout. The Company has accrued $208,000 associated with these claims at June 30, 2001. This amount was estimated on the basis of advice from legal counsel whom has settled

                                      F-18
     several similar suits. However, the ultimate result of any settlement could vary significantly from this estimate.

     The Company had obligated shares of the Company's common stock and warrants exercisable into common stock under numerous consulting and fund raising agreements. Some such agreements obligated shares in cases of the occurrence of substantial dilution or price drop in the trading value of the Company's common stock. Management believes that it has fulfilled all such obligations as of June 30, 2001. The Company has not received additional claims related to these matters. However, management believes that there is a possibility that additional claims may arise.

     The Company may be subject other unasserted claims associated with the abandonment of its operations. The Company is also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, except as discussed above, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

12.  NET LOSS PER SHARE

     Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. Preferred stock dividends are subtracted from the net income to determine the amount available to common shareholders. Preferred stock convertible to 115,396 common shares and options and warrants exercisable into 7,835,766 shares of common stock were not considered in the calculation for diluted earnings per share for the year ended June 30, 2001 because the effect of their inclusion would be anti-dilutive. Preferred stock convertible to 115,396 common shares and options and warrants exercisable into 3,000,981 shares of common stock were not considered in the calculation for diluted earnings per share for the year ended June 30, 2000 because the effect of their inclusion would be anti-dilutive. The following presents the computation of basic and diluted loss per share from continuing operations:

                                                     2001                              2000
                                                     ----                              ----
                                                                Per                                Per
                                       (Loss)       Shares     share      (Loss)       Shares     share
                                    -------------  ---------  -------  ------------  ----------  -------
Net (Loss)                          $(25,565,880)                      $(8,311,203)
Preferred stock dividends               (114,000)                          (80,174)
Discontinued operations               11,884,346                         1,117,138
                                    -------------                      ------------
  Loss from continuing operations    (13,795,534)                       (7,274,239)
BASIC EARNINGS PER SHARE

Loss available to common
stockholders                        $(13,795,534)  7,666,132  $(1.80)  $(7,274,239)  24,431,551  $(0.29)

Effect of dilutive securities            N/A                                N/A

DILUTED EARNINGS PER SHARE          $(13,795,534)  7,666,132  $(1.80)  $(7,274,239)  24,431,551  $(0.29)

13.  RELATED PARTY TRANSACTIONS

     During the year ended June 30, 2001, the Company purchased $429,008 of computer equipment and implementation services from DSM.net, a company owned by an officer of the Company.

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

     Subsequent to June 30, 2001 the Company issued 6,102,667 additional shares of its common stock. Additionally, the Company became obligated to issue another 1,987,000 shares of its common stock to certain investors in a private placement. The additional shares are due under a guarantee by the Company that the value of the shares be maintained over a 90 day period from the date of the investment.

14.  CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable. The trade accounts receivable are due primarily from small business customers in numerous geographical locations throughout the United States. The Company estimates and provides an allowance for uncollectible accounts receivable.

15.  STOCK BASED COMPENSATION

     The Company issues stock options from time to time to executives, key employees and members of the Board of Directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for the stock options granted to employees. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 2001 and 2000, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                        2001           2000
                                                    -------------  -------------

    Net Loss - continuing operations                $(13,681,534)  $ (7,113,890)
    Net Loss - discontinued operations              $(11,884,346)  $ (1,117,138)
                                                    -------------  -------------
    Total net loss - as reported                    $(25,565,880)  $ (8,231,028)
                                                    =============  =============

    Net Loss - pro forma                            $(25,647,565)  $(12,359,495)

    Loss per share - continuing operations          $      (1.80)  $      (0.29)
    Loss per share - discontinued operations        $      (1.55)  $      (0.05)
                                                    -------------  -------------
    Total loss per share - as reported              $      (3.35)  $      (0.34)
                                                    =============  =============

    Loss per share - pro forma                      $      (3.35)  $      (0.51)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for years ended September 30, 2000:

                                                   2001       2000
                                                 -------  ---------
            Dividend yield                          None       None
            Volatility                           147.88%    41%-96%
            Risk free interest rate                4.99%    6%-6.5%
            Expected asset life                  3 years  2.5 years

     The Company grants options under several stock option plans. The Company's Incentive Stock Option Plans, Non-Qualified Stock Option Plans and Stock Bonus Plans are collectively referred to as the "Plans". The following sets forth certain information as of June 30, 2001 concerning the stock options and stock bonuses granted by the Company pursuant to the Plans. Each option represents the right to purchase one share of the Company's Common Stock.

--------------------------------------------------------------------------------
                                     TOTAL SHARES RESERVED  REMAINING OPTIONS
                                         UNDER THE PLAN      UNDER THE PLAN

1998 Incentive Stock Option Plan              1,500,000            328,167

2000 Incentive Stock Option Plan              1,000,000            765,150

2000 Non-Qualified Stock
  Option Plan                                 2,000,000          1,389,975

1999 Stock Bonus Plan                           900,000            409,250

2000 Stock Bonus Plan                           500,000            500,000

--------------------------------------------------------------------------------

================================================================================

     During the year ended June 30, 2001, the Company granted 1,804,650 options to certain key employees. These options vest at 30% immediately and the remaining 70% over one year. These options were granted at an exercise price of $0.47 to $3.00 the fair market value of the underlying shares on the date of grant. The options expire five years from date of grant. The summary of activity for the Company's stock options and warrants is presented below:

                                                            Weighted                 Weighted
                                                             Average                  Average
                                                            Exercise                 Exercise
                                                  2001        Price        2000        Price
                                              ------------  ---------  ------------  ---------

Options/warrants outstanding at
  Beginning of year                             3,000,981   $    2.08    1,997,685   $    7.65
Granted                                         5,995,905   $    5.32    1,563,478   $   13.05
Exercised                                        (924,651)              (1,992,873)
Terminated/Expired                               (236,469)                (161,608)

Options outstanding at end of year              7,835,766   $    6.99    3,000,981   $   10.40


Options exercisable at end of year              6,512,639   $    9.66    2,571,759   $    9.15
Options available for grant at end
   of year                                      3,392,542                4,358,792

                                              $   0.01 to              $   2.65 to
Price per share of options outstanding        $     42.80              $     50.00

Weighted average remaining contractual lives   3.86 years                     3.27

Weighted Average fair value of options
granted during the year                       $      0.33              $      0.77

     Range of exercise prices of options outstanding at June 30, 2001:

                                        Weighted                      Weighted
                          Number         Average        Number         Average
      Exercise Price    Outstanding  Exercise Price   Exercisable  Exercise Price
     -----------------  -----------  ---------------  -----------  ---------------
     $  0.01 - $  1.00   2,609,000  $          0.41    2,045,742  $          0.21
     $  1.01 - $  3.00   2,056,717  $          1.96    1,910,903  $          2.88
     $  3.01 - $  5.00   1,082,359  $          4.88      926,614  $          4.91
     $5.01 and greater   2,087,689  $         21.27    1,905,422  $         31.35

     Due to the termination of numerous employees in connection with the disposals of business segments and other cost cutting measures, approximately 1,127,000 options expired subsequent to June 30, 2001.

16.  EMPLOYEE BENEFIT PLAN

     The Company maintains a 401(k) profit sharing plan for its employees. Each United States based full-time employee is eligible to participate in that plan on the first day of the calendar quarter after completing ninety days of employment with the Company. A participating employee can contribute up to fifteen percent (15%) of their annual compensation, up to a maximum of the federally mandated limit ($10,500 at June 30, 2000). The Company matches 50% of the contributions on the first six percent (6%) of the employee's contribution up to a maximum of three percent (3%). Employees are fully vested on their own contributions and vest in the Company's contributions twenty percent (20%) per year over five years. The Company made expensed contributions to the plan $38,199 for the year ended June 30, 2001. The Plan was frozen subsequent to June 30, 2001.

17.  BUSINESS SEGMENTS

     The Company previously had three reportable segments: intelligent vending machines, healthcare management software development and medical transaction processing. The intelligent vending machine segment is comprised of the sales of prepaid phone cards, the processing of monetary transactions utilizing a script machine that are used primarily in major fast food chains and the rental of videocassettes through automated dispensing units in hotels and time share facilities, primarily located in the states of Florida and California.

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

     During the year ended June 30, 2001, the Company determined it would divest or abandon all business segments other than the medical transaction processing segment. Therefore, going forward, the Company will have only one reportable segment.

     Net revenue includes sales and services to external customers within that segment and related licensing revenue. There are no significant transfers between segments. Cost of sales and services includes costs associated with net revenue within the segments. Depreciation and amortization includes expenses related to depreciation and amortization directly allocated to the segment. Segment income (loss) does not include general and administrative expenses, selling and marketing, other operating expenses, other income (expense) items or income taxes. Identifiable assets are those assets used in segment operations, which consist primarily of receivables, inventory, prepaid expenses, machinery, equipment and goodwill. DCB's operations are based in the Czech Republic. Substantially all assets at June 30, 2001, are maintained in the United States.

                                                Healthcare
                  Intelligent      Medical      Management
                    Vending      Transaction     Software       Corporate
                   Machines      Processing     Development     and Other     Consolidated
                 -------------  -------------  -------------  -------------  --------------
JUNE 30, 2001:

Net Revenues     $    713,264   $    547,597   $    843,881   $ (1,557,145)  $     547,597

Cost of Sales
  and services   $    404,842   $    479,962   $    474,873   $ (1,246,278)  $     113,399

Depreciation
  and
  amortization   $    285,749   $    327,190   $  1,650,743   $ (1,865,258)  $     398,424

Selling,
General and
Administrative             --             --             --   $ 13,717,308   $  13,717,308

Income (loss)
  from
  Operations
  Before
  Income Taxes   $     22,673   $   (259,555)  $ (1,281,735)  $(12,162,917)  $ (13,681,534)

Identifiable
  Assets         $    125,000   $  1,028,876   $  1,651,863   $    218,660   $   3,024,399

Expenditures
for Long-Lived
Assets           $      1,781   $    226,426   $  2,097,708   $         --   $   2,325,915


JUNE 30, 2000:

Net Revenues     $    778,693   $  1,881,417   $    593,379   $ (1,372,072)  $   1,881,417

Cost of Sales
  and services   $    428,192   $    973,871   $    157,485   $   (585,677)  $     973,871

Depreciation
  and
  amortization   $    405,179   $    487,252   $    326,032   $   (685,826)  $     532,637

Selling,
General and
Administrative   $         --   $         --   $         --   $  7,443,509   $   7,443,509

Income (loss)
  From
  Operations
  Before
  Income Taxes   $    (54,678)  $    420,294   $    109,862   $ (7,544,078)  $  (7,068,600)

Identifiable
  Assets         $  1,116,109   $  4,499,056   $  7,715,548   $  1,818,560   $  15,149,273


     The discontinued operations are presented above in the applicable business segments. The operating results of the discontinued business segments are aggregated in the Loss from Operations of Discontinued Segments in the accompanying statement of operations. Amounts in the table above included in Corporate and Other include reclassifications for discontinued operations.

     The Company's healthcare management software development segment operates in both Europe and the United States. Of the revenue earned during the year ended June 30, 2001, $685,991 was generated in Europe. All of the revenues from the Company's other segments were generated in the United States.

     For the year ended June 30, 2001, there were no material concentrations of revenue to specific customers. At June 30, 2001, one customer represented 68% of the balance of gross accounts receivable in the medical transaction processing segment. That balance of $288,000 has been fully reserved. One customer in the medical transaction processing segment accounted for $302,500 of revenue in the year ended June 30, 2000, in this segment. Another customer, EIS, Inc., accounted for $886,756 of revenue in that segment, all of which was related to the licensing of the One Medical Services system and corresponding sales and services. One customer accounted for $249,739 of revenue in the healthcare management software development segment. This licensing arrangement was voided at June 30, 2001.

     Expenditures for long-lived assets includes equipment acquired under capital leases.

18.  SUBSEQUENT EVENTS

     In addition to matters discussed in other footnotes, the following events occurred subsequent to June 30, 2001:

     An entity that is controlled by the Company's new chairman and chief executive officer has funded $317,600 as of April 4, 2002, to the Company in the form of loans through a convertible debenture whereby the shareholder has the right to convert the outstanding obligation to stock at the closing price of the date the cash was received by the Company.

     The Company amended its new royalty arrangement for the MedCom System.

     The Company sold or abandoned all operations other than the Medical Transaction Processing segment. The Company now maintains its Medcard operations in New York and a small administrative office in southern California.



                                  * * * * * *

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company reports that on September 17, 2001, it dismissed its principal certified public accountants for the past 7 years, Ehrhardt Keefe Steiner & Hottman, P.C.

     The accountant's report on the Company's financial statements for fiscal year 2000 reports did not contain an adverse opinion or disclaimer of opinion. Nor was the fiscal year ending 2000 report on the Company's financial statements qualified or modified as to uncertainty, audit scope, or accounting principles.

     The Company reports that, over the two past fiscal years and the subsequent interim period, it had no disagreements with its former accountant on any matter of accounting principles or practices financial statement disclosure; or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its report. No such scenario existed among the Registrant and its former accountant.

     The Company has retained as its certifying public accountants the firm of Epstein, Weber & Conover, P.L.C. The engagement was effectively dated September 17, 2001.

     All decisions to engage and/or terminate the relationships between Medcom USA and its certifying public accountants are made by the Chief Executive Officer and President who constitutes the sole member of the Board of Directors. Medcom USA has no audit committee.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Company's Officers and Directors are as follows:

Name                  Age            Position
----                  ---            --------
William P. Williams    48  Sole Director and Sole Executive Officer
Mark Bennett           41  President and a Director (resigned July 2001)
Michael Malet          52  Executive Vice President and a Director (resigned July 2001)
Alan Ruben             43  Chief Accounting and Financial Officer (resigned May 2001)
David Robinson         37  Vice President and Chief Technology Officer (resigned July 2001)
Vladimir Havlena       44  Managing Director - DCB Actuaries and Consultants, s.r.o. (resigned
                           June 2001)
David Breslow          56  Director (resigned June 2001)
Julio Curra            42  Director (resigned June 2001)

DIRECTOR AND EXECUTIVE OFFICER

     Mr. William P. Williams as of August 9, 2001 accepted the position of Chief Executive Officer and sole Director of the Company. Information representing Mr. Williams, is set forth below:

William P. Williams      48        Chairman, President, Chief Executive Officer

     The Officer and sole Director of the Company will hold office until additional members or officers are duly elected and qualified. The background and principal occupations of the sole officer and director of the Company is as follows:

     William P. Williams, Jr has been the Chairman, Chief Executive Officer, of MedCom USA since July 2001. He is also currently Chief Executive Officer and Chairman of the Board for American Nortel Communications, Inc., a publicly traded company located in Scottsdale, Arizona, which is in the business of long-distance telephone service domestically, as well as internationally. From 1983 to 1995, he was President and Chairman of the Board of Shelton Financial, Inc., an accounts receivable factoring firm headquartered in San Antonio, Texas. Mr. Williams has a Bachelor of Arts, and a Master of Business Administration in Finance from Baylor University.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT 9.A. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS:

     The Company is aware that all filings of Form 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's shares have not been timely and the Company has instituted procedures to ensure compliance in the future.

ITEM  10.  EXECUTIVE  COMPENSATION.

     The following table sets forth in summary form the compensation received by
(i) the Chief Executive Officer of the Company and (ii) by each other executive officers of the Company who received in excess of $100,000 during the fiscal years ended June 30, 2001 and 2000.

                                                          Other Annual    Compensation   Options
       Name and            Fiscal   Salary      Bonus     Compensation    Stock Awards   Granted
   Principal Position       Year      (1)        (2)          (3)             (4)
-------------------------  ------  ---------  ---------  --------------  --------------  -------
Mark Bennett,                2001  $208,765   $ 25,000              --              --   310,000
                           ---------------------------------------------------------------------
  President and Chief        2000  $129,462   $112,350   $      15,990   $     136,648   800,000
  Executive Officer

Michael Malet,               2001  $167,552         --              --              --   310,000
                           ---------------------------------------------------------------------
  Vice President and         2000  $104,942   $102,766   $       9,200   $     136,648   770,000
  Chief Operating Officer

Alan Ruben                   2001  $177,351   $ 25,000              --              --   125,000
                           ---------------------------------------------------------------------
  Chief Accounting           2000  $ 77,539   $ 33,266              --   $      98,535   500,000
  and Financial Officer

Robert Stevens               2001  $115,004         --              --              --    32,000
                           ---------------------------------------------------------------------
  Director of Development    2000  $107,385   $  3,044              --   $       4,969   100,000
  and Information
  Technology


     (1)  The dollar value of base salary (cash and non-cash) received.

     (2)  The dollar value of bonus (cash and non-cash) received.

     (3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property. Amounts in the table represent automobile allowances.

     (4) Amounts reflect the value of the shares of the Company's common stock issued as compensation for services. No restricted awards were issued to any of the above individuals.

                Number of Shares
                  Granted under       Type       Price Per   Expiration
     Name            Option          of Plan       Share       Date
--------------  ----------------  -------------  ----------  ----------
Mark Bennett             310,000      Incentive  $.47(a)(b)    05/29/06

Michael Malet            310,000      Incentive  $.47(a)(b)    05/29/06

Alan Ruben               125,000      Incentive  $.47(a)(b)    05/29/06

Robert Stevens            30,000      Incentive  $.47(a)(b)    05/29/06
                           2,000  Non-Qualified  $   3.000     03/01/05

(a). Options must be exercised before the date of expiration.
(b). Options may be exercised no later than 30 days subsequent to which option holders employment by the Company is terminated under the Plan.

     Options issued to Mark Bennett, Michael Malet, Alan Ruben, and Robert Stevens granted under the Incentive Stock Option Plan were 30% immediately vested upon granting and the remaining 70% vesting over a one-year period of time. Robert Stevens was issued Non-Qualified Stock Options that will fully vest one-year from the date of granting.

EMPLOYEE  PENSION,  PROFIT  SHARING  OR  OTHER  RETIREMENT  PLANS

     The Company reactivated its 401(k) Plan (originally established by New View Technologies) in June 2000. All United States based full-time employees are eligible to participate on the first day of a calendar quarter after the employee completes ninety days of employment with the Company. Participants can contribute the lesser of fifteen percent of their compensation or the federally mandated maximum amount (currently $10,500). The Company matches the employees' contributions fifty percent of the first six percent, or a maximum of three percent of salary. Employees are fully vested in amounts they contribute and vest twenty percent per year over five years on Company contributions

     Except as noted above and as provided in the Company's employment agreements with its executive officers and other personnel, the Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although the Company may adopt one or more of such plans in the future. Management is in the process of evaluating such benefit plans to offer Company employees. The above plan is temporarily inactive as of September 30, 2001, pending management's evaluation.

COMPENSATION  OF  DIRECTORS

     The Company agreed to pay each member of the Board of Directors in prior fiscal periods $25,000 per year, payable in semi-annual installments at the beginning of each six month period. Prior to this time, the Company had no standard arrangement pursuant to which directors of the Company were compensated for any services provided as a director or for committee participation or special assignments.

STOCK  OPTION  AND  BONUS  PLANS
--------------------------------

     The Company has Incentive Stock Option Plans, Non-Qualified Stock Option Plans and Stock Bonus Plans. A summary description of each Plan follows. In some cases these three Plans are collectively referred to as the "Plans". Management as of June 30, 2001 has not determined whether to continue or modify the existing Option and Bonus Plans.

     INCENTIVE  STOCK  OPTION  PLANS

     The Incentive Stock Option Plans authorize the issuance of options to purchase up to 2,500,000 shares of the Company's Common Stock, less the number of shares already optioned under this Plan. Only officers and employees of the Company may be granted options pursuant to the Incentive Stock Option Plans.

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

     NON-QUALIFIED  STOCK  OPTION  PLANS.

     The Non-Qualified Stock Option Plans authorize the issuance of options to purchase up to 5,000,000 shares of the Company's Common Stock, less the number of shares already optioned under this Plan. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by the Board of Directors but cannot be less than the market price of the Company's Common Stock on the date the option is granted.

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

     OTHER  INFORMATION  REGARDING  THE  PLANS.

     The Plans were administered by the Company's Board of Directors. The Board of Directors has the authority to interpret the provisions of the Plans and supervise the administration of the Plans. In addition, the Board of Directors is empowered to select those persons to whom shares or options are to be granted, to determine the number of shares subject to each grant of a stock bonus or an option and to determine when, and upon what conditions, shares or options granted under the Plans will vest or otherwise be subject to forfeiture and cancellation.

     At the discretion of the Board of Directors, any option granted pursuant to the Plans may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. The Board of Directors may also accelerate the date upon which any option (or any part of any options) is first exercisable. Any shares issued pursuant to the Stock Bonus Plan and any options granted pursuant to the Incentive Stock Option Plan or the Non-Qualified Stock Option Plan will be forfeited if the "vesting" schedule established by the Board of Directors at the time of the grant is not met. For this purpose, vesting means the period during which the employee must remain an employee of the Company or the period of time a non-employee must provide services to the Company, unless specifically covered by an act addressed in an employee's employment agreement. At the time an employee ceases working for the Company (or at the time a non-employee ceases to perform services for the Company), any shares or options not fully vested will be forfeited and cancelled. In the discretion of the Board of Directors payment for the shares of Common Stock underlying options may be paid through the delivery of shares of the Company's Common Stock having an aggregate fair market value equal to the
option price.   A combination of cash and shares of Common Stock may also be permitted at the discretion of the Board of Directors.

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

SUMMARY

The following sets forth certain information as of June 30, 2001, concerning the stock options and stock bonuses granted by the Company pursuant to its Plans. Each option represents the right to purchase one share of the Company's Common Stock.

                                      Total Shares  Shares Reserved    Shares       Remaining
                                        Reserved    for Outstanding   Issued As   Options/Shares
Name of Plan                           Under Plan        Options     Stock Bonus    Under Plan
------------------------------------------------------------------------------------------------
2001 Incentive Stock Option Plan               -0-               --           --             -0-
2000 Incentive Stock Option Plan         1,000,000               --          N/A       1,000,000
1999 Incentive Stock Option Plan               -0-              -0-          -0-             -0-
------------------------------------------------------------------------------------------------

2001 Non-Qualified Stock Option Plan           -0-               --           --             -0-
2000 Non-Qualified Stock Option Plan     2,000,000               --          N/A       2,000,000
1999 Non-Qualified Stock Option Plan           -0-              -0-          -0-             -0-
------------------------------------------------------------------------------------------------

2001 Stock Bonus Plan                          -0-               --           --             -0-
2000 Stock Bonus Plan                      500,000              N/A          -0-         500,000
1999 Stock Bonus Plan                      900,000              N/A      409,750         490,250
------------------------------------------------------------------------------------------------

STOCK  BONUSES
--------------

     The Company, in accordance with the terms of its Stock Bonus Plans, has issued shares of Common Stock to certain Company officers, employees, directors and consultants. The following persons (including former officers and directors) received shares of the Company's common stock as stock bonuses:

                        Shares Issued as Stock Bonus
                        ----------------------------
     Name                  2001   2000     1999
     ----                  ----  -------  -------

Mark Bennett                -0-   37,500      -0-
Michael Malet               -0-   37,500      -0-
Alan Ruben                  -0-   51,679      -0-
Robert Stevens              -0-    1,000      -0-
Other employees and
  consultants as a group    -0-  282,071  710,500
                           ----  -------  -------
                            -0-  409,750  710,500
                           ====  =======  =======


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of June 30, 2001 information with respect to the only persons owning beneficially 5% or more of the outstanding common stock and the number of and percentage of the outstanding shares owned is represented below:

       Name and Address            Shares Owned(1)          Common Stock
       ----------------            ---------------          ------------

William P. Williams                788,721                  6%
7975 North Hayden Road #C-260
Scottsdale, Arizona 85258

(1) Excludes any shares issuable upon the exercise of any warrants or options or upon the conversion of other convertible securities.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the year ended June 30, 2001, the Company purchased $429,008 of equipment and services, from DSM.net, a company owned by David Robinson, a previous officer of the Company. Also, the Company purchased equipment and received technical services from DSM.net, an entity owned by David Robinson. The total of such equipment and services purchased by the Company was $218,936 and $23,106, respectively during the year ended June 30, 2000. The total amount owed to DSM.net at June 30, 2001 was $107,095 and is included in accounts payable on the accompanying consolidated balance sheet.

ITEM  13.  EXHIBITS  AND  REPORTS.

EXHIBITS
--------

3.1     Articles of Incorporation

3.2     Amendments to Articles of Incorporation - Fourth Article

3.3     Amendment to Articles of Incorporation - Name Change

4.1     Incentive Stock Option Plan (1)

4.2     Non-Qualified Stock Option Plan (1)

4.3     Stock Bonus Plans (1)

10.1    Agreement related to acquisition of Medcard System (2)

10.5    Licensing Agreement related to One Medical System (1)

10.18   Purchase Agreement - DSM (3)

10.19   Amendment to License Agreement - Dream Technologies, LLC (4)

16.1    Change in Certifying Accountants

-----------------------------------

(1). Incorporated by reference to the same exhibit filed with the Company's Annual Report on Form 10-KSB/A for the year ending June 30, 1999.
(2). Incorporated by reference to the same exhibit filed with Amendment No. 2 to the Company's Registration Statement on Form S-3 (Commission File No. 333-71179).
(3). Incorporated by reference to the same exhibit filed with the Company's 8-K Report dated April 15, 2000.
(4). Incorporated by reference to the same exhibit filed with Amendment No. 5 to the Company's Registration Statement on Form S-3 (Commission File No. 333-71179)

REPORTS ON FORM 8-K
-------------------

     One report on Form 8-K was filed subsequent to fiscal year end, and was filed in the fiscal quarter ended September 30, 2001. A Form 8-K filed on September 20, 2001 reported the dismissal of its independent accountants attached herein as Exhibit 16.1, and announced retaining the independent accountants of Weber & Company, P.C., also known as Epstein, Weber & Conover, P.L.C.

     In accordance with section 13 or 15(d) of the exchange act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     MEDCOM USA, INC.

Dated: May 31, 2002                               /s/  W. P. Williams
                                                  -------------------
                                                  Chairman, President, CEO

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                MEDCOM USA, INC.


           By  /s/ W.P. Williams                  Date:  May 31, 2002
              ------------------------
         Chairman, President, CEO
   (Sole executive officer of the registrant)