Form 10QSB
period 2001-09-30
MEDCOM USA INC
filed 2002-08-06
CIK 907127

================================================================================

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                              --------------------
                                  FORM 10-QSB
                              --------------------


           (Mark One)
           [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

           [ ]  Transition Report Pursuant to Section 13 or 15(d)
                         of the Securities Exchange Act

                    For the transition period from N/A to N/A

                              --------------------

                           Commission File No. 0-25474

                              --------------------

                            MEDCOM USA, INCORPORATED
           (Name of small business issuer as specified in its charter)

           DELAWARE                                        65-0287558
    State of Incorporation                       IRS Employer Identification No.

                       7975 NORTH HAYDEN ROAD, SUITE C-260
                              SCOTTSDALE, AZ 85258
                    (Address of principal executive offices)

                                 (480) 675-8865
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes               No       X
   ------------       ------------

     The number of shares of the issuer's common equity outstanding as of October 31, 2001 was 21,577,940 shares of common stock.

     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes               No       X
   ------------       ------------

                                MEDCOM USA, INC.
                          INDEX TO FORM 10-QSB FILING
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                     PART I
                           FINANCIAL INFORMATION                                     PAGE

Item 1.  Financial Statements
              Balance Sheet
                  As of September 30, 2001 . . . . . . . . . . . . . . . . . . .        3
              Statements of Operations
                  For the Three Months Ended September 30, 2001
                  and 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . .        4
              Statements of Cash Flows
                  For the Three Months Ended September 30, 2001
                  and 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . .     5 -6

              Notes to the Financial Statements. . . . . . . . . . . . . . . . .    7 - 9

Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations. . . . . . . . . . . . . . . . . . . . . . .  10 - 13


                                    PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . .       14

                                   SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

MEDCOM USA, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2001
------------------

ASSETS
CURRENT ASSETS
   Cash                                                                  $     21,576
   Accounts receivable, net of allowance of $331,238                           94,969
   Note Receivable                                                             32,000
   Inventories                                                                106,171
   Prepaid expenses and other current assets                                   48,016
                                                                         -------------
      Total current assets                                                    302,732

PROPERTY AND EQUIPMENT, net                                                   538,004

GOODWILL, net of accumulated amortization of $208,725                         550,273

OTHER ASSETS                                                                   43,561
                                                                         -------------
    TOTAL ASSETS                                                         $  1,434,570
                                                                         =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accounts payable                                                      $  1,178,069
   Accrued expenses and other liabilities                                   1,453,006
   Dividend payable                                                            52,250
   Notes payable                                                              106,589
   Capital lease obligations                                                        -
                                                                         -------------
      Total liabilities                                                     2,789,914
                                                                         -------------

STOCKHOLDERS' EQUITY:
    Convertible preferred stock, Series A $.001par value, 52,900 shares
      designated, 4,250 issued and outstanding                                      4
    Convertible preferred stock, Series D $.01par value, 50,000 shares
      designated, 2,850 issued and outstanding                                     29
   Common stock, $.0001 par value, 80,000,000 shares authorized,
      14,594,200 issued and outstanding                                         1,459
   Paid in capital                                                         61,647,492
   Accumulated deficit                                                    (63,004,328)
                                                                         -------------
      Total stockholders' equity                                           (1,355,344)
                                                                         -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  1,434,570
                                                                         =============


       See the accompanying notes to these unaudited financial statements.

MEDCOM USA, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
------------------------------------------------------

                                                 2001          2000
                                             ------------  ------------
REVENUES:
  Terminal sales                             $    67,152   $    50,778
  Service                                         47,891        71,874
  Miscellaneous revenue                            6,829             -
                                             ------------  ------------
     Total                                       121,872       122,652
                                             ------------  ------------

OPERATING EXPENSES:
  Cost of terminals and services                  13,073        47,233
  General and administrative expenses            786,174     1,294,239
  Sales and marketing expenses                       442       185,705
  Research and development                             -        92,534
  Professional and consulting fees                27,760             -
  Depreciation and amortization                  124,481       193,247
                                             ------------  ------------
     Total operating expenses                    951,930     1,812,958
                                             ------------  ------------
OPERATING LOSS                                  (830,058)   (1,690,306)
                                             ------------  ------------

OTHER (INCOME) AND EXPENSES
  Interest expense                                (7,376)       (9,780)
  Loss on disposal of assets                    (135,762)            -
  Interest income                                      -        11,881
                                             ------------  ------------
     Total other expense                        (143,138)        2,101
                                             ------------  ------------

INCOME TAX (BENEFIT) PROVISION                         -        (6,228)
                                             ------------  ------------

LOSS FROM CONTINUING OPERATIONS                 (973,196)   (1,694,433)

LOSS FROM DISCONTINUED OPERATIONS                (23,189)      (99,287)
                                             ------------  ------------

NET LOSS                                        (996,385)   (1,793,720)

Prefered stock dividend                          (28,500)      (28,500)
                                             ------------  ------------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS     (1,024,885)   (1,822,220)
Foreign currency translation                           -        16,091
                                             ------------  ------------
TOTAL NET COMPREHENSIVE LOSS                 $(1,024,885)  $(1,806,129)
                                             ============  ============

NET LOSS PER SHARE:
 Basic:
 Continuing operations                       $     (0.07)  $     (0.27)
 Discontinued operations                               *         (0.02)
                                             ------------  ------------
    Total Basic                              $     (0.07)  $     (0.29)
                                             ============  ============

Diluted:
 Continuing operations                       $         -   $     (0.27)
 Discontinued operations                               *         (0.02)
                                             ------------  ------------
    Total Diluted                            $         -   $     (0.29)
                                             ============  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                       14,300,775     6,468,840
                                             ============  ============

  Diluted                                     14,300,775     6,468,840
                                             ============  ============

 * - LESS THAN $0.01 PER SHARE


    See the accompanying notes to these unaudited financial statements.

MEDCOM USA, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
------------------------------------------------------

                                                                          2001         2000
                                                                       ----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                                                               $(996,385)  $(1,793,720)
  Adjustments to reconcile net income to net cash
    (used in) operating activities:
  Loss on disposal of assets                                             135,762             -
  Discontinued operations                                                 23,189        99,287
  Depreciation and amortization                                          124,481       516,370
  Value of common stock warrants granted as compensation for services          -        17,107
  Other                                                                        -      (166,131)
  Changes in assets and liabilities:
    Trade accounts receivable                                             (2,166)       33,614
    Inventories                                                           29,914       (13,089)
    Royalty advances                                                           -        18,749
    Prepaid and other current assets                                      33,537       (41,437)
    Other assets                                                          37,949       (50,481)
    Accounts payable                                                     209,073      (108,804)
    Accrued liabilities                                                  120,865      (149,796)
                                                                       ----------  ------------
        Net cash used in continuing operations                          (283,781)   (1,638,331)
        Net cash used in discontinued operations                         (19,321)     (118,575)
                                                                       ----------  ------------
        Net cash provided (used in) operating activities                (303,102)   (1,756,906)
                                                                       ----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of  equipment                                                      -      (317,839)
  Advances on note receivable                                            (32,000)
  Repayments under notes receivable                                            -       (36,882)
                                                                       ----------  ------------
        Net cash (used in)  investing activities                         (32,000)     (354,721)
                                                                       ----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:                                          -
 Principal repayments on capital leases                                        -       (13,990)
 Principal repayments on notes payable                                    (2,848)
 Proceeds from the exercise of options and warrants                            -       587,703
 Payment on bank overdraft                                               (60,574)
 Proceeds from sale of common stock                                      420,100             -
 Currency translation loss                                                     -        16,091
                                                                       ----------  ------------
        Net cash provided by financing activities                        356,678       589,804
                                                                       ----------  ------------

INCREASE (DECREASE) IN CASH                                               21,576    (1,521,823)
CASH, BEGINNING OF PERIOD                                                      -     2,043,603
                                                                       ----------  ------------
CASH, END OF PERIOD                                                    $  21,576   $   521,780
                                                                       ==========  ============


       See the accompanying notes to these unaudited financial statements.

MEDCOM USA, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS, (CONTINUED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
------------------------------------------------------


SUPPLEMENTAL  CASH  FLOW  INFORMATION:

                                              2001     2000
  Interest paid                             $  7,376  $ 9,124
                                            ========  =======

  Income taxes paid                         $---0---  $12,321
                                            ========  =======



       See the accompanying notes to these unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

1.   Basis of Presentation

The accompanying unaudited financial statements represent the financial position of MedCom USA, Inc. ("Company") as of September 30, 2001 and include results of operations of the Company and cash flows for the three months ended September 30, 2001. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments to these unaudited financial statements necessary for a fair presentation of the results for the interim period presented have been made.
The results for the three months ended September 30, 2001 may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended June 30, 2001, including specifically the financial statements and notes to such financial statements contained therein.

2.  Summary of Significant Accounting Policies

The accounting policies followed by the Company, and the methods of applying those policies, which affect the determination of its financial position, results of operations or cash flows are summarized below:

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include all short-term liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits.

Concentration of Credit Risk
----------------------------

The Company maintains its cash balances in two banks in Islandia, New York, and one bank in Scottsdale, Arizona. The Federal Depository Insurance Corporation
(FDIC) insures accounts at each institution up to $100,000.

Inventories
-----------

Inventories consist primarily of movie videocassettes that remain from a discontinued segment that was divested, and Point-of-Sale terminals and spare parts that are held for sale. Inventories are recorded at the lower of cost or market on a first-in, first-out basis.

Property and Equipment
----------------------

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 5 years. Depreciation expense for the three months ended September 30, 2001 was $86,531.

Revenue Recognition
-------------------

Sales Revenue: The Company's revenues are derived from the sale of MedCard terminals, computer equipment and other items and are recognized upon shipment. Revenue from the licensing of software is recognized upon acceptance by the customer, if the license agreement includes such an acceptance provision, otherwise it is recognized upon shipment.

Service Fee Revenue: Revenue related to the processing of insurance eligibility verification and medical claim processing is recorded at the time the transaction is completed. Financial transactions involve approvals of credit card and debit card payments from the use of the terminals or personal computer and are recorded at the time the transaction is completed.

Income Taxes
------------

The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements.

Fair Value of Financial Instruments
-----------------------------------

Financial instruments consist primarily of accounts receivable, and obligations under accounts payable, accrued expenses, capital lease obligations and notes payable. The carrying amounts of accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the short maturity of those instruments. The carrying value of the Company's capital lease arrangements approximates fair value because the instruments were valued at the retail cost of the equipment at the time the Company entered into the arrangements. The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

Net Loss Per Share
------------------

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. This may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation
------------------------

Statements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS 123") established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS 123, the Company has elected to continue accounting for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

Intangible Assets
-----------------

Intangible assets at September 30, 2001 consist of goodwill associated with the Company's acquisition of MedCard for the difference between the purchase price of the acquired business and the fair value of the identifiable net assets. Goodwill is amortized on a straight-line basis over 5 years.

Research and Development Expenditures
-------------------------------------

Research and development costs are expensed as incurred.

Impairment of Assets
--------------------

The Company performs an assessment of impairment of long-lived assets periodically whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets' net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

Reclassifications
-----------------

Certain reclassifications have been made to the financial statements for the three months ended September 30, 2001, to conform with the presentation for accounts in the September 30, 2000 financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and plans and expectations. Actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB (incorporated herein Forward-Looking Statements).

OVERVIEW

     MedCom USA, Inc.(the "Company") a Delaware corporation was formed in August 1991 under the name Sims Communications, Inc. The Company's primary business was providing telecommunications services. In 1996 the Company introduced four programs to broaden the Company's product and service mix: (a) cellular telephone activation, (b) sale of prepaid calling cards, (c) sale of long distance telephone service and (d) rental of cellular telephones using an overnight courier service. With the exception of the sale of prepaid calling cards, these four programs were discontinued in December 1997. During the fiscal year of 1998, the Company diversified its operations and moved into the area of medical information processing.

     The Company changed its name to MedCom USA, Inc. in October 1999. During the fiscal years of 1999 and continuing through 2000, the Company directed its efforts in medical information processing. As of September 30, 2001, the Company currently operates the MedCard System (MedCard) that is deployed through a point-of-sale terminal or personal computer offering electronic transaction processing, as well as insurance eligibility verification. The Company has aggressively focused on its primary operations and core business in electronic Medical Transaction Processing.

MEDICAL TRANSACTION PROCESSING
------------------------------

MEDCARD SYSTEM

     The Company provides innovative technology-based solutions for the healthcare industry that enable users to efficiently collect, utilize, analyze and disseminate data from payers, health care providers and patients. The MedCard System currently operates through a point-of-sale terminal or a personal computer. The point-of-sale terminals are purchased from Hypercom Corporation (Hypercom). The MedCard System also operates in a PC version and an on-line version is under development. The Company is in the process of assessing the feasibility of offering a service bundled package that would include an on-line enabled computer that has the capability of processing unlimited claims and eligibility verification for monthly fees. This application will be made available after the on-line version is available.

FINANCIAL SERVICES

     The Company's credit card center and check services, provides the healthcare industry an unprecedented combination of services designed to improve collection and approvals of credit/debit card payments along with the added benefit and convenience of personal check guarantee from financial institutions.

     Flex-pay is an accounts receivable management program that allows a provider to swipe a patient's credit card and store the patient's signature in the terminals, and bill the patient's card at a later date when it is determined what services rendered were not covered by the patient's insurance. Also, an easy-pay option is offered which allows patient's the added benefit and convenience of a one-time payment option or a recurring installment payments that will be processed on a specified date determined by the provider and patient. These options insure providers that payments are timely processed with the features of electronic accounts receivable management. These services are all deployed thorough point-of-sale terminals or a personal computer. Using the MedCard system, medical providers are relieved of the problems associated with billings and account management and lowers administrative documentation and costs.

PATIENT ELIGIBILITY

     The MedCard System is also an electronic processing system that consolidates insurance eligibility verification, processes medical claims, and monitors referrals. The MedCard System allows a patient's primary care physician to request approval from the patient's insurance carrier or managed care plan for a referral to a secondary physician or specialist. The secondary physician or specialist can use the MedCard system to verify that referrals are approved by the patient's insurance carrier. The MedCard system's referral capabilities reduce documentation and administrative costs which results in increased productivity and greater patient information for the specialist, as well as a written record of the referral authorization.

     The MedCard System can record and track encounters between patients and health care providers for performance evaluation and maintenance of records. After examining a patient a physician enters the patient's name, procedure code and diagnostic code at a nearby terminal. This information is then uploaded to MedCom's computer network, processed and transmitted back to the provider formatted in both summary and/or detailed reports, and as a result healthcare providers' reimbursements are accelerated and account receivables are reduced. The average time it takes the healthcare providers to collect payments from insurance carriers and plans decreases from an average of 89 days to 7 to 21 days. Health care providers will benefit from a 100% paperless claim processing system.

CUSTOMER SERVICE

     The Company offers multiple training options for its products and services. Onsite training and teleconferencing, and a 24-hour technical support assistance are also features offered to Health care providers. Also, a 24-hour terminal replacement program and system upgrades are offered.

MARKETING STRATEGY

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

REVENUES

     Revenues from the MedCard system are generated through the sale of terminals, and processing insurance eligibility/verification, insurance claims, and financial transaction processing. The Company receives a fixed amount per terminal if the Company's sales personnel do not make sales. The Company also receives fees for each transaction processed through the MedCard System.
Revenue sources include fees for financial transactions processed through the terminal, fees for collection of receivables if the Company provides billing services, fees associated with reimbursements made by insurance carriers for submitting claims that are processed electronically, fees for using the system's referral program and, fees for processing uploaded data. The Company also markets a complete billing service using the MedCard System for hospitals and large practice groups. The Company receives a percentage of the billing amount collected under these arrangements.

ADDITIONAL INFORMATION

     Medcom files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission's Internet site at www.sec.gov.
-----------

RESULTS OF OPERATIONS

     Revenues for the quarter ended September 30, 2001 were $121,872 as compared to during the quarter ended September 30, 2000 of $122,652. The Company divested in all of its business segments other than the MedCard business. The Company did not experience any significant changes in the volume in this segment as it concentrated on divesting of the other segments.

     Cost of sales for the quarter ended September 30, 2001 was $13,073 as compared to quarter ended September 30, 2000 of $47,233. The Company's cost of sales has decreased and as a result the Company has been able to lower purchasing costs of terminals and reduced staffing.

     Selling expenses for the quarter ended September 30, 2000 was $442 as compared quarter ended September 30, 2000 of $185,705. The decrease was primarily the result of cost curtailment efforts and discontinued marketing expenditures for unprofitable business segments.

     General and administrative expenses for quarter ended September 30, 2001 was $786,174 as compared to quarter ended September 30, 2000 of $1,294,239. These expenditures have been reduced due to reductions in personnel and consultant fees.

     Interest expense for the quarter ended September 30, 2001 was $7,376 as compared to September 30, 2000 of $9,780. Interest expense increased slightly as a result of as increase of debt by the company.

     No tax benefit was recorded on the expected operating loss for the quarter ended September 30, 2001 as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. For the year ended we do not expect to realize the deferred tax asset and it is uncertain therefore we have provided a 100% valuation of the tax benefit and assets until we are certain to experience net profits in the future to fully realize the tax benefit and tax assets.

     Net loss for the quarter ended September 30, 2001 was ($996,385) or ($0.07) per diluted share compared Net loss for quarter ended September 30, 2000 of ($1,793,720) or ($0.29) per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities for the quarter ended September 30, 2001, was ($303,102) as compared to cash used in operating activities for quarter ended September 30, 2000 of ($1,756,906). The Company has significantly reduced its operating cash requirements as staffing was cut and other cost cutting measures were implemented. The Company increased its obligations under trade accounts payable and accrued expenses. The Company may be required to raise additional debt or equity capital to meet these obligations.

     Cash used in investing activities for the quarter ended September 30, 2001, was ($32,000) as compared to quarter ended September 30, 2000 of ($354,721).

     Cash provided in financing activities was $356,678 in the quarter ended September 30, 2001 compared to cash provided from financing activities for quarter ended September 30, 2000 of $589,804. Cash provided by financing activities is a result of proceeds received from the sale of common stock.

SOURCES OF CAPITAL

     The Company has relied upon a shareholder to fund its operating cash flow deficiencies since June 30, 2001. Management believes that current trends in its electronic transaction processing to the health care industries business will provide positive cash flow to be self-sustaining from operations sometime in the near fiscal period. The Company will require capital to finance the
purchases of the electronic terminals.   The amount of such requirement will be
dependent upon the rate of growth experienced. The Company has been successful in obtaining lease financing for some of this equipment.

OTHER CONSIDERATIONS

     There are numerous factors that affect our business and the results of its operations. Sources of these factors include general economic and business conditions, federal and state regulation of our business activities, the level of demand for our product or services, the level and intensity of competition in the medical transaction processing industry and the pricing pressures that may result, the Company's ability to develop new services based on new or evolving technology and the market's acceptance of those new services, the Company's ability to timely and effectively manage periodic product transitions, the services, customer and geographic sales mix of any particular period, and the ability to continue to improve the infrastructure (including personnel and systems) to keep pace with the growth in its overall business activities.

FORWARD-LOOKING  STATEMENTS

     Except for historical information contained herein, this Form 10-QSB contains express or implied forward-looking statements within the meaning of

Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. The Company intend that such forward-looking statements be subject to the safe harbors created thereby. The Company may make written or oral forward-looking statements from time to time in filings with the SEC, in press releases, or otherwise. The words "believes," "expects," "anticipates," "intends," "forecasts," "project," "plans," "estimates" and similar expressions identify forward-looking statements. Such statements reflect the current views with respect to future events and financial performance or operations and speak only as of the date the statements are made.

     Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. The Company's actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB, as well as those discussed in our Form 10-KSB which is incorporated by reference in this Form 10-QSB.

     Although management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded, as a representation that the future events, plans, or expectations contemplated will be achieved. The Company undertakes no obligation to publicly update, review, or revise any forward-looking statements to reflect any change in our expectations or any change in events, conditions, or circumstances on which any such statements based. Our filings with the SEC, including the Form 10-KSB, may be accessed at the SEC's web site, www.sec.gov.
                    ------------


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     MedCom is involved in various legal proceedings and claims as described in our Form 10-KSB for the year ended June 30, 2001. No material developments occurred in any of these proceedings during the quarter ended September 30, 2001. The costs and results associated with these legal proceedings could be significant and could affect the results of our future operations.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS
--------

16.1     Change in Certifying Accountants (1)




(1) Incorporated by reference to the same exhibit filed with the Company's Annual Report on Form 10-KSB for the year ending June 30, 2001.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MEDCOM USA, INC.




                              By /s/ W.P. Williams
                                ------------------
                            Chairman, President, CEO

                             Dated:  August 6, 2002