Form 10QSB
period 2001-12-31
MEDCOM USA INC
filed 2002-09-18
CIK 907127

================================================================================

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                               ------------------
                                   FORM 10-QSB
                               ------------------

            (Mark One)
            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

            For the quarterly period ended December 31, 2001

            [X] Transition Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act

            For the transition period from N/A to N/A

                               ------------------

                           Commission File No. 0-25474

                               ------------------

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

Yes               No      X
    ----------       ----------

     The number of shares of the issuer's common equity outstanding as of January 31, 2002 was 29,518,080 shares of common stock.

           Transitional Small Business Disclosure Format (check one):

Yes               No      X
    ----------       ----------

                                MEDCOM USA, INC.
                           INDEX TO FORM 10-QSB FILING
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                     PART I
                           FINANCIAL INFORMATION                            PAGE

Item 1.  Financial  Statements
            Balance  Sheet
               As  of  December  31,  2001 . . . . . . . . . . . . . . . . . . 3
            Statements  of  Operations
               For the Three and Six Months Ended December 31, 2001
               and  2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
            Statements  of  Cash  Flows
               For the Six Months Ended December 31, 2001
               and  2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

            Notes  to  the  Financial  Statements . . . . . . . . . . . .  6 - 8

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results  of  Operations . . . . . . . . . . . . . . . . . . . 9 - 12


                                    PART II
                                OTHER INFORMATION

Item 1.  Legal  Proceedings  . . . . . . . . . . . . . . . . . . . . . . . .  13

SIGNATURES

CERTIFICATION

                          PART 1. FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL  STATEMENTS


                                     MEDCOM USA, INC.
                          CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                     DECEMBER 31, 2001

ASSETS
CURRENT ASSETS:
    Cash                                                                 $          5,343
    Accounts receivable, net of allowance of $300,765                              52,387
    Notes receivable                                                               82,000
    Inventories                                                                    72,711
    Prepaid expenses and other current assets                                      10,250
                                                                         -----------------
      Total current assets                                                        222,691

PROPERTY AND EQUIPMENT, net                                                       565,497
GOODWILL, net of accumulated amortization of $246,675                             512,323
OTHER ASSETS                                                                       44,976
                                                                         -----------------
    TOTAL ASSETS                                                         $      1,345,487
                                                                         =================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                     $      1,148,299
    Accrued expenses and other liabilities                                      1,330,712
    Dividend payable                                                               23,750
    Notes payable                                                                 106,589
    Capital lease - current portion                                                15,039
                                                                         -----------------
      Total current liabilities                                                 2,624,389

  Deferred Gain                                                                    44,574
  Capital lease - long-term portion                                                62,995
                                                                         -----------------
      Total liabilities                                                         2,731,958
                                                                         -----------------

STOCKHOLDERS' EQUITY:
    Convertible preferred stock, Series A $.001par value, 52,900 shares
      designated, 4,250 issued and outstanding.                                         4
    Convertible preferred stock, Series D $.01par value, 50,000 shares
      designated, 2,850 issued and outstanding.                                        29
    Common stock, $.0001 par value, 80,000,000 shares authorized,
      29,193,231 issued and outstanding.                                            2,920
    Paid in capital                                                            62,365,082
    Accumulated deficit                                                       (63,754,506)
                                                                         -----------------
      Total stockholders' equity                                               (1,386,471)
                                                                         -----------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $      1,345,487
                                                                         =================


            See the accompanying notes to these unaudited financial statements.

                                            MEDCOM USA, INC.
                            CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2001

                                                     Three Months Ended           Six Months Ended
                                                     2001          2000          2001          2000
                                                 ------------  ------------  ------------  ------------
REVENUES:
    Terminal sales                               $       935   $   140,916   $    68,087   $   191,694
    Rental                                                 -             -             -             -
    Service                                          133,677       102,061       181,568       173,936
    Miscellaneous revenue                              1,279         9,564         8,108             -
                                                 ------------  ------------  ------------  ------------
      Total                                          135,891       252,541       257,763       365,630

OPERATING EXPENSES:
    Cost of terminals and services                         -       150,291        13,073       197,524
    General and administrative expenses              511,357     1,449,195     1,653,681     2,743,434
    Sales and marketing expenses                           -       435,689         1,342       621,394
    Research and development                               -        11,700             -       104,235
    Professional and consulting fees                       -             -        27,760             -
    Depreciation and amortization                     88,492       187,175       212,973       380,422
                                                 ------------  ------------  ------------  ------------
      Total operating expenses                       599,849     2,234,050     1,908,829     4,047,009
                                                 ------------  ------------  ------------  ------------
OPERATING LOSS                                      (463,958)   (1,981,509)   (1,651,066)   (3,681,379)
                                                 ------------  ------------  ------------  ------------

OTHER (INCOME) AND EXPENSES
    Interest expense                                     500        13,980         7,876        23,760
    Interest income                                        -        (6,819)            -       (18,700)
                                                 ------------  ------------  ------------  ------------
      Total other expense                                500         7,161         7,876         5,060
                                                 ------------  ------------  ------------  ------------

INCOME TAX (BENEFIT) PROVISION                             -             -             -        (6,227)
                                                 ------------  ------------  ------------  ------------

LOSS FROM CONTINUING OPERATIONS                     (464,458)   (1,988,670)   (1,658,942)   (3,692,666)

LOSS ON DISPOSAL OF ASSETS                                 -             -      (105,646)            -
INCOME (LOSS) FROM DISCONTINUED OPERATIONS            42,829      (626,401)      (10,476)     (716,125)
                                                 ------------  ------------  ------------  ------------

NET LOSS                                            (421,629)   (2,615,071)   (1,775,064)   (4,408,791)

Prefered stock dividend                              (28,500)      (28,500)      (57,000)      (57,000)
                                                 ------------  ------------  ------------  ------------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS           (450,129)   (2,643,571)   (1,832,064)   (4,465,791)
Foreign currency translation                               -       (47,181)            -       (63,272)
                                                 ------------  ------------  ------------  ------------
TOTAL NET COMPREHENSIVE LOSS                     $  (450,129)  $(2,690,752)  $(1,832,064)  $(4,529,063)
                                                 ============  ============  ============  ============

NET LOSS PER SHARE:
    Basic:
    Continuing operations                        $     (0.02)  $     (0.30)  $     (0.08)  $     (0.57)
    Discontinued operations                                -         (0.09)            -         (0.11)
                                                 ------------  ------------  ------------  ------------
      Total Basic                                $     (0.02)  $     (0.39)        (0.08)  $     (0.68)
                                                 ============  ============  ============  ============

    Diluted:
    Continuing operations                        $     (0.02)  $     (0.30)  $     (0.08)  $     (0.57)
    Discontinued operations                                -         (0.09)            -         (0.11)
                                                 ------------  ------------  ------------  ------------
      Total Diluted                              $     (0.02)  $     (0.39)  $     (0.08)  $     (0.68)
                                                 ============  ============  ============  ============

    WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

      Basic                                       26,175,713     6,813,209    21,524,998     6,621,583
                                                 ============  ============  ============  ============
      Diluted                                     26,175,713     6,813,209    21,524,998     6,621,583
                                                 ============  ============  ============  ============


            See the accompanying notes to these unaudited financial statements.

                                           MEDCOM USA, INC.
                           CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                         FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000


                                                                               2001          2000
                                                                           ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                                                   $(1,775,064)  $(4,408,791)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Loss on disposal of assets                                                   105,646             -
  Discontinued operations                                                       10,476       716,125
  Depreciation and amortization                                                212,973     1,228,545
  Value of common stock and warrants granted as compensation for services            -        94,168
  Other                                                                              -       (55,145)
  Payment of expenses through issuance of common stock                         519,550
  Changes in assets and liabilities:
  Trade accounts receivable                                                     46,841       117,145
  Inventories                                                                   45,888       (64,146)
  Royalty advances                                                                   -        62,842
  Prepaid and other current assets                                              71,303        65,620
  Other assets                                                                  (1,415)      (50,820)
  Accounts payable and accrued liabilities                                     222,037       178,952
                                                                           ------------  ------------
    Net cash used in continuing operations                                    (541,765)   (2,115,505)
    Net cash used in discontinued operations                                    72,931      (636,834)
                                                                           ------------  ------------
    NET CASH (USED IN) OPERATING ACTIVITIES                                   (468,834)   (2,752,339)
                                                                           ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment                                                       (78,034)   (1,111,538)
  Proceeds on sale of equipment                                                      -
  Advances on note receivable                                                  (82,000)      (66,882)
  Repayments under notes receivable                                                  -         2,308
                                                                           ------------  ------------
    NET CASH (USED IN) INVESTING ACTIVITIES                                   (160,034)   (1,176,112)
                                                                           ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Principal repayments on capital leases                                        (2,849)      (27,819)
  Proceeds on sale of terminals under captial leases                            78,034
  Principal repayments on notes payable                                              -        (2,582)
  Proceeds from issuance of long-term debt                                           -        95,000
  Proceeds from the exercise of options and warrants                                 -     1,632,025
  Proceeds from sale of common stock                                           619,600       900,000
  Payment on bank draft                                                        (60,574)
  Currency translation loss                                                          -       (63,272)
                                                                           ------------  ------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                  634,211     2,533,352
                                                                           ------------  ------------

    INCREASE (DECREASE) IN CASH                                                  5,343    (1,395,099)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 -     2,043,603
                                                                           ------------  ------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $     5,343   $   648,504
                                                                           ============  ============

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                                            $     7,876   $    18,473
                                                                           ============  ============
  Income taxes paid                                                        $         -   $    12,561
                                                                           ============  ============


       See the accompanying notes to these unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

1.  Basis of Presentation

The accompanying unaudited financial statements represent the financial position of MedCom USA, Inc. ("Company") as of December 31, 2001 and includes results of operations of the Company for the three and six months ended December 31, 2001 and cash flows for the six months ended December 31, 2001. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments to these unaudited financial statements necessary for a fair presentation of the results for the interim period presented have been made. The results for the three months ended December 31, 2001 may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended June 30, 2001, including specifically the financial statements and notes to such financial statements contained therein.

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

Intangible Assets
-----------------

Intangible assets at December 31, 2001 consist of goodwill associated with the Company's acquisition of MedCard for the difference between the purchase price of the acquired business and the fair value of the identifiable net assets. Goodwill is amortized on a straight-line basis over 5 years.

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

Reclassifications
-----------------

Certain reclassifications have been made to the financial statements for the three months and six months ended December 31, 2001, to conform with the presentation for accounts in the December 31, 2000 financial statements.

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

     The Company changed its name to MedCom USA, Inc. in October 1999. During the fiscal years of 1999 and continuing through 2000, the Company directed its efforts in medical information processing. As of December 31, 2001, the Company currently operates the MedCard System (MedCard) that is deployed through a point-of-sale terminal or personal computer offering electronic transaction processing, as well as insurance eligibility verification. The Company has aggressively focused on its primary operations and core business in electronic Medical Transaction Processing.

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

ADDITIONAL INFORMATION

     Medcom files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission's Internet site at www.sec.gov.
-----------

RESULTS OF OPERATIONS

     Revenues for the quarter ended December 31, 2001 were $135,891 as compared to during the quarter ended December 31, 2000 of $252,541. The Company divested all of its business segments other than the MedCard business. The Company did not experience any significant changes in the volume in this segment as it concentrated on divesting of the other segments.

     Cost of sales for the quarter ended December 31, 2001 was $-0- as compared to quarter ended December 31, 2000 of $150,291. The Company's cost of sales has decreased significantly and is attributed to the Company's ability to lease and finance equipment whereas in the past the Company was dependent on direct inventory equipment sales.

     Selling expenses for the quarter ended December 31, 2000 experienced no expenditures in this area as compared quarter ended December 31, 2000 of $435,689. This decrease was primarily the result of cost curtailment efforts and discontinued marketing expenditures for unprofitable business segments.

     General and administrative expenses for quarter ended December 31, 2001 was $511,357 as compared to quarter ended December 31, 2000 of $1,449,195. These expenditures have been reduced due to reductions in personnel and consultant fees. Also, streamlining operations and divesting of unprofitable business segments has greatly contributed to this reduction.

     Interest expense for the quarter ended December 31, 2001 was $500 as compared to December 31, 2000 of $13,980. Interest expense decreased as a result of decreases in outstanding debt by the company.

     No tax benefit was recorded on the expected operating loss for the quarter ended December 31, 2001 as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. For the year ended we do not expect to realize the deferred tax asset and it is uncertain therefore we have provided a 100% valuation of the tax benefit and assets until we are certain to experience net profits in the future to fully realize the tax benefit and tax assets.

     Net loss for the quarter ended December 31, 2001 was ($450,129) or ($0.02) per diluted share compared net loss for quarter ended December 31, 2000 of ($2,643,571) or ($0.39) per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities for the six months ended December 31, 2001, was ($468,834) as compared to cash used in operating activities for the six months ended December 31, 2000 of ($2,752,339). The Company has significantly reduced its operating cash requirements as staffing was cut and other cost cutting measures were implemented. The Company increased its obligations under trade accounts payable and accrued expenses.

     Cash used in investing activities for the six months ended December 31, 2001, was ($160,034) as compared to cash used in investing activities for the six months ended December 31, 2000 of ($1,176,112). This reduction is primarily the result of purchases of equipment for unprofitable business segments. As the Company has divested these unprofitable segments, the Company has succeeded in cost cutting measures.

     Cash provided in financing activities was $634,211 for the six months ended December 31, 2001 compared to cash provided from financing activities for the six months ended December 31, 2000 of $2,533,352. This reduction in cash provided by financing activities is the direct result of proceeds received from the exercise of options and warrants.

     The Company has arranged a credit facility with an equipment lessor whereby the Company sells terminals to the lessor when it has obtained a service contract with a customer. The Company in turn leases-back the terminals, generally under a 48-month repayment term. The amount of cash advanced is determined by the contract terms.

SOURCES OF CAPITAL

     The Company has relied upon a shareholder to fund its operating cash flow deficiencies since June 30, 2001. This funding is accomplished in the form of common stock purchased at the closing price as of the date the funds are transferred to the Company. Management believes that current trends in its electronic transaction processing to the health care industries will provide positive cash flow to be self-sustaining from operations sometime in the near fiscal period. The amount of such will be dependent upon the rate of growth experienced and demand for the Company's product and services.

OTHER CONSIDERATIONS

     There are numerous factors that affect our business and the results of its operations. Sources of these factors include general economic and business conditions, federal and state regulation of business activities, the level of demand for the Company's product or services, the level and intensity of competition in the medical transaction processing industry and the pricing pressures that may result, the Company's ability to develop new services based on new or evolving technology and the market's acceptance of those new services, the Company's ability to timely and effectively manage periodic product transitions, the services, customer and geographic sales mix of any particular period, and the ability to continue to improve the infrastructure (including personnel and systems) to keep pace with the growth in its overall business activities.

FORWARD-LOOKING  STATEMENTS

     Except for historical information contained herein, this Form 10-QSB contains express or implied forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company may make written or oral forward-looking statements from time to time in filings with the SEC, in press releases, or otherwise. The words "believes," "expects," "anticipates," "intends," "forecasts," "project," "plans," "estimates" and similar expressions identify forward-looking statements. Such statements reflect the current views with respect to future events and financial performance or operations and speak only as of the date the statements are made.

     Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. The Company's actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB, as well as those discussed in Form 10-KSB which is incorporated by reference in this Form 10-QSB.

     Management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded, as a representation that the future events, plans, or expectations contemplated will be achieved. The Company undertakes no obligation to publicly update, review, or revise any forward-looking statements to reflect any change in expectations or any change in events, conditions, or circumstances on which any such statements based. Our filings with the SEC, including the Form 10-KSB, may be accessed at the SEC's web site, www.sec.gov.
          ------------


                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     MedCom is involved in various legal proceedings and claims as described in our Form 10-KSB for the year ended June 30, 2001. No material developments occurred in any of these proceedings during the quarter ended December 3, 2001. The costs and results associated with these legal proceedings could be significant and could affect the results of future operations.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS
--------

NO REPORTS ON FORM 8-K



                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CERTIFICATION

I, Bill Williams, President and Chief Executive Officer of MedCom USA, certify that:

               1.   I have reviewed this annual report on Form 10-QSB of MedCom
                    USA;

               2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

               3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

                                MEDCOM USA, INC.



                              By /s/ W.P. Williams
                                ------------------
                            Chairman, President, CEO

                               September 18, 2002