Form 10QSB
period 2002-03-31
MEDCOM USA INC
filed 2002-11-25
CIK 907127

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

                 For the quarterly period ended March 31, 2002.

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

Yes               No   X
    -----            -----

     The number of shares of the issuer's common equity outstanding as of April 30, 2002 was 35,901,297 shares of common stock.

           Transitional Small Business Disclosure Format (check one):

Yes               No   X
    -----            -----

                                MEDCOM USA, INC.
                           INDEX TO FORM 10-QSB FILING
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                     PART I
                           FINANCIAL INFORMATION                            PAGE

Item 1. Financial Statements
               Balance Sheet
                    As of March 31, 2002 . . . . . . . . . . . . . . . . . . . 3
               Statements of Operations
                    For the Three and Nine Months Ended March 31, 2002
                    and 2001 . . . . . . . . . . . . . . . . . . . . . . . 4 - 5
               Statements of Cash Flows
                    For the Nine Months Ended March 31, 2002
                    and 2001 . . . . . . . . . . . . . . . . . . . . . . . . . 6

               Notes to the Financial Statements . . . . . . . . . . . . .7 - 10

Item 2. Management's Discussion and Analysis of Financial Condition and
               Results  of  Operations . . . . . . . . . . . . . . . . . 11 - 15


                                     PART II
                                OTHER INFORMATION

Item  1.  Legal  Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .16

SIGNATURES

CERTIFICATION

                         PART I - FINANCIAL INFORMATION

ITEM1 - FINANCIAL STATEMENTS

                                     MEDCOM USA, INC.
                          CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                      MARCH 31, 2002

ASSETS
CURRENT ASSETS:
    Accounts receivable, net of allowance of $31,326                     $         68,838
    Notes receivable                                                               98,125
    Inventories                                                                   148,218
    Prepaid expenses and other current assets                                      23,166
                                                                         -----------------
      Total current assets                                                        338,347

PROPERTY AND EQUIPMENT, net                                                       662,763
GOODWILL, net of accumulated amortization of $284,625                             474,373
OTHER ASSETS                                                                       44,976
                                                                         -----------------
    TOTAL ASSETS                                                         $      1,520,459
                                                                         =================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                     $      1,124,418
    Accrued expenses and other liabilities                                      1,170,208
    Bank overdraft                                                                 23,097
    Dividend payable                                                               23,750
    Notes payable                                                                 106,589
    Terminal equipment obligation (capital leases) - Current portion               74,754
                                                                         -----------------
      Total current liabilities                                                 2,522,816

DEFERRED GAIN ON SALE-LEASEBACK TRANSACTIONS                                      162,468
CAPITAL LEASES - long term portion                                                204,411
                                                                         -----------------
      Total liabilities                                                         2,889,695
                                                                         -----------------

STOCKHOLDERS' EQUITY:
    Convertible preferred stock, Series A $.001par value, 52,900 shares
      designated, 4,250 issued and outstanding.                                         4
    Convertible preferred stock, Series D $.01par value, 50,000 shares
      designated, 2,850 issued and outstanding.                                        29
    Common stock, $.0001 par value, 80,000,000 shares authorized,
      32,180,000 issued and outstanding.                                            3,218
    Paid in capital                                                            62,732,284
    Accumulated deficit                                                       (64,104,771)
                                                                         -----------------
      Total stockholders' equity                                               (1,369,236)
                                                                         -----------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $      1,520,459
                                                                         =================

            See the accompanying notes to these unaudited financial statements.

                                            MEDCOM USA, INC.
                            CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2002

                                                    Three Months Ended           Nine Months Ended
                                                     2002          2001          2002          2001
                                                 --------------------------  --------------------------
REVENUES:
    Terminal sales                               $    94,571   $    61,495   $   162,658   $   253,189
    Service                                          138,495        72,474       320,063       246,410
    Miscellaneous revenue                                  -             -        11,074             -
                                                 --------------------------  --------------------------
      Total                                          233,066       133,969       493,795       499,599

OPERATING EXPENSES:
    Cost of terminals and services                    53,493        73,498        66,565       271,022
    General and administrative expenses              186,920     1,037,261     1,840,601     3,780,695
    Sales and marketing expenses                       1,247       234,573         2,589       855,967
    Research and development                               -             -             -       104,235
    Professional and consulting fees                  21,500             -        49,260             -
    Royalties                                        129,614             -       129,614             -
    Depreciation and amortization                    107,242       204,120       320,215       584,542
                                                 --------------------------  --------------------------
      Total operating expenses                       500,016     1,549,452     2,408,844     5,596,461
                                                 --------------------------  --------------------------
OPERATING LOSS                                      (266,950)   (1,415,483)   (1,915,049)   (5,096,862)
                                                 --------------------------  --------------------------

OTHER (INCOME) AND EXPENSES
    Interest expense                                   4,729        45,670        12,604        69,430
    Interest income                                                 (5,293)                    (23,993)
                                                 --------------------------  --------------------------
      Total other expense                              4,729        40,377        12,604        45,437
                                                 --------------------------  --------------------------
INCOME TAX (BENEFIT) PROVISION                             -           264             -         6,491
                                                 --------------------------  --------------------------

LOSS FROM CONTINUING OPERATIONS                     (271,679)   (1,455,596)   (1,927,653)   (5,135,808)

LOSS ON DISPOSAL OF ASSETS                           (64,620)                   (170,266)            -
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                 -    (1,382,253)      (10,476)   (2,110,832)
                                                 --------------------------  --------------------------
NET LOSS                                            (336,299)   (2,837,849)   (2,108,395)   (7,246,640)
Prefered stock dividend                              (28,500)      (85,500)
                                                 --------------------------  --------------------------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS           (336,299)   (2,866,349)   (2,108,395)   (7,332,140)
Foreign currency translation                               -        98,843             -        35,571
                                                 --------------------------  --------------------------
TOTAL NET COMPREHENSIVE LOSS                     $  (336,299)  $(2,767,506)  $(2,108,395)  $(7,296,569)
                                                 ==========================  ==========================
NET LOSS PER SHARE:
    BASIC:
    Continuing operations                        $     (0.01)  $     (0.20)  $     (0.08)  $     (0.76)
    Discontinued operations                                -         (0.19)           **         (0.31)
                                                 --------------------------  --------------------------
      Total Basic                                $     (0.01)  $     (0.39)        (0.08)  $     (1.07)
                                                 ==========================  ==========================
    DILUTED:
    Continuing operations                        $     (0.01)  $     (0.20)  $     (0.08)  $     (0.76)
    Discontinued operations                                -         (0.19)           **         (0.31)
                                                 --------------------------  --------------------------
      Total Diluted                              $     (0.01)  $     (0.39)  $     (0.08)  $     (1.07)
                                                 ==========================  ==========================
    WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
      Basic                                       31,229,448     7,331,253    24,712,591     6,870,279
                                                 ==========================  ==========================
      Diluted                                     31,229,448     7,331,253    24,712,591     6,870,279
                                                 ==========================  ==========================
  ** - less than $0.01 per share

            See the accompanying notes to these unaudited financial statements.

                                           MEDCOM USA, INC.
                           CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                          FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                                               2002          2001
                                                                           ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS                                                                   $(2,108,395)  $(7,246,640)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Loss on disposal of assets                                                   170,266             -
  Discontinued operations                                                       10,476     2,110,832
  Depreciation and amortization                                                320,215       584,542
  Value of common stock and warrants granted as compensation for services            -       191,223
  Impairment of assets                                                               -       270,318
  Allowance for uncollectable receivables                                            -        42,595
  Deferred Revenue                                                                   -      (207,762)
  Deferred gain on sale leaseback transactions                                 162,468             -
  Payment of expenses through issuance of common stock                         636,050             -
  Changes in assets and liabilities:
  Trade accounts receivable                                                     14,266        13,422
  Inventories                                                                  (29,619)      (35,221)
  Royalty advances                                                                   -        32,695
  Prepaid and other current assets                                              58,387       106,899
  Other assets                                                                  (1,415)       (8,018)
  Accounts payable and accrued liabilities                                      (6,922)      526,141
                                                                           ------------  ------------
    Net cash used in continuing operations                                    (774,223)   (3,618,974)
    Net cash used in discontinued operations                                   126,423      (436,739)
                                                                           ------------  ------------
    NET CASH (USED IN) OPERATING ACTIVITIES                                   (647,800)   (4,055,713)
                                                                           ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment                                                      (244,592)   (1,119,899)
  Proceeds on sale of equipment                                                      -             -
  Advances to affiliate                                                       (112,000)      (66,882)
  Repayments on advances to affiliates                                          30,000         4,662
                                                                           ------------  ------------
    NET CASH (USED IN) INVESTING ACTIVITIES                                   (326,592)   (1,182,119)
                                                                           ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Principal repayments on capital leases                                       (44,511)     (211,286)
  Proceeds on sale of terminals under captial leases                           219,244             -
  Principal repayments on notes payable                                         (2,849)       (6,527)
  Proceeds from the exercise of options and warrants                                 -     1,634,431
  Proceeds from sale of common stock                                           839,985     1,845,393
  Bank overdraft                                                               (37,477)            -
  Currency translation loss                                                          -        35,571
                                                                           ------------  ------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                  974,392     3,297,582
                                                                           ------------  ------------

    INCREASE (DECREASE) IN CASH                                                      -    (1,940,250)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 -     2,043,603
                                                                           ------------  ------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $         -   $   103,353
                                                                           ============  ============

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                                            $    12,559   $    22,185
                                                                           ============  ============
  Income taxes paid                                                        $         -   $    14,586
                                                                           ============  ============

       See the accompanying notes to these unaudited financial statements.

                                MEDCOM USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    INTERIM PERIODS ENDED SEPTEMBER 30, 2002


1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements represent the financial position of MedCom USA, Inc. ("Company") as of March 31, 2002 and includes results of operations of the Company for the three and nine months ended March 31, 2002 and cash flows for the nine months ended March 31, 2002. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments to these unaudited financial statements necessary for a fair presentation of the results for the interim period presented have been made. The results for the three months ended March 31, 2002 may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended June 30, 2001, including specifically the financial statements and notes to such financial statements contained therein.

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

Concentration of Credit Risk
----------------------------

The Company maintains its operating cash balances in banks in Islandia, New York, and in Scottsdale, Arizona. The Federal Depository Insurance Corporation
(FDIC) insures accounts at each institution up to $100,000.

Inventories
-----------

Inventories consist primarily of processing terminals that deploy the MedCard system, and terminals and spare parts that are held for sale. Also, included in inventories are movie videocassettes that remain from a discontinued segment of business. Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). Rapid technological change and new product introductions and enhancements could result in excess or obsolete inventory. To minimize this risk, the Company evaluates inventory levels and expected usage on a periodic basis and records adjustments as required.

Property and Equipment
----------------------

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 5 years. The Company's leaseback transactions of processing terminals to healthcare providers are generally for a period of 48 months. Depreciation expense for the leased terminal assets are on the straight-line method over the term of the lease in amounts necessary to reduce the carrying amount of the terminal asset. Estimated and actual residual values are reviewed on a regular basis to determine that depreciation amounts are appropriate. Depreciation expense relating to leased terminal assets was $11,002 for the quarter ended March 31, 2002.

Assets Held under Capital Leases
--------------------------------

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

Amortization of Leasehold Improvements
--------------------------------------

Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Revenue Recognition
-------------------

Sales Revenues: The Company's sales revenues are derived from the sale of processing terminals, computer equipment and other items and are recognized upon shipment. Revenues from the licensing of equipment software are recognized upon acceptance by customers, if the license agreement includes such an acceptance provision, otherwise it is recognized upon shipment.

Service Fee Revenues: Revenue related to the processing of insurance eligibility verification and medical claim processing is recorded at the time the transaction is completed. Financial transactions involve approvals of credit card and debit card payments from the use of processing terminals or personal computers and are recorded at the time the transactions are completed.

Deferred Gains on Sale Leasebacks: Gains related to processing terminal equipment sales in the form of sale-leaseback transactions are amortized generally over the lease term of 48 months and are recognized proportionately over the lease term. Gains are initially realized when terminals are sold to a third party that finances the terminals used by the Company's customers through the sale leaseback with the Company. The Company purchases the terminals from a supplier and when the Company enters into a service agreement with a customer, the customer may rent the terminal from the Company. When the customer rents the terminal, the Company generally will sell that terminal to the third party leasing company and in turn leases back that terminal.

Comprehensive Income
--------------------

Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such items consist primarily of foreign currency translation gains and losses.

Income Taxes
------------

The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities or a change in tax rates is recognized as income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics.

Fair Value of Financial Instruments
-----------------------------------

Financial instruments consist primarily of accounts receivable, and obligations under accounts payable, accrued expenses, capital lease obligations and notes payable. The carrying amounts of accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the short maturity of those instruments. The carrying value of the Company's capital lease arrangements approximates fair value because the instruments were valued at the cost of the equipment at the time the Company entered into the arrangements. The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

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

Intangible Assets
-----------------

Intangible assets at March 31, 2002 consist of goodwill associated with the Company's acquisition of MedCard, and the difference between the purchase price of the acquired business and the fair value of the identifiable net assets. Goodwill is amortized on a straight-line basis over 5 years.

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

Reclassifications
-----------------

Certain reclassifications have been made to the financial statements for the three months and nine months ended March 31, 2002, to conform with the presentation for accounts in the March 31, 2001 financial statements.

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

     The Company changed its name to MedCom USA, Inc. in October 1999. During the fiscal years of 1999 and continuing through 2000, the Company directed its efforts in medical information processing. As of March 31, 2002, the Company currently operates the MedCard System (MedCard) that is deployed through a point-of-sale terminal or personal computer offering electronic transaction processing, as well as insurance eligibility verification. The Company has aggressively focused on its primary operations in Electronic Data Interchange
(EDI) and core business in electronic Medical Transaction Processing.

MEDICAL TRANSACTION PROCESSING
------------------------------

MEDCARD SYSTEM

     The Company provides innovative technology-based solutions for the healthcare industry that enable users to efficiently collect, utilize, analyze and disseminate data from payers, health care providers and patients. The MedCard System currently operates through a point-of-sale terminal or a personal computer. The point-of-sale terminals are purchased from Hypercom Corporation (Hypercom). The MedCard System also operates in a PC version and an on-line version is under development. The Company is in the process of assessing the feasibility of offering a service bundled package that would include an on-line enabled computer that has the capability of processing unlimited claims and eligibility verification for monthly fees. This application and service offering will be made available after the on-line version is complete.

FINANCIAL SERVICES

     The Company's credit card center and check services, provides the healthcare industry an unprecedented combination of services designed to improve collection and approvals of credit/debit card payments along with the added benefit and convenience of personal check guarantee from financial institutions.

     Flex-pay is an accounts receivable management program that allows a provider to swipe a patient's credit card and store the patient's signature in the terminals, and bill the patient's card at a later date when it is determined what services rendered were not covered by the patient's insurance. Also, an easy-pay option is offered which allows patient's the added benefit and convenience of a one-time payment option or a recurring installment payments that will be processed on a specified date determined by the provider and patient. These options insure providers that payments are timely processed with the features of electronic accounts receivable management. These services are all deployed thorough point-of-sale terminals or a personal computer. Using the MedCard system, medical providers are relieved of the problems associated with billings and account management, and results in lower administrative documentation and costs.

PATIENT ELIGIBILITY

     The MedCard System is also an electronic processing system that consolidates insurance eligibility verification, processes medical claims, and monitors referrals. The MedCard System allows a patient's primary care physician to request approval from the patient's insurance carrier or managed care plan for a referral to a secondary physician or specialist. The secondary physician or specialist can use the MedCard system to verify referrals are approved by the patient's insurance carrier. The MedCard system's referral capabilities reduce documentation and administrative costs which results in increased productivity and greater patient information for the specialist, as well as a written record of the referral authorization.

     The MedCard System can record and track encounters between patients and health care providers for performance evaluation and maintenance of records. After examining a patient the physician enters a patient's name, procedure code and diagnostic code at a nearby terminal. This information is then uploaded to MedCom's computer network, processed and transmitted back to the provider formatted in both summary and/or detailed reports, and as a result healthcare providers' reimbursements are accelerated and account receivables are reduced. The average time it takes the healthcare providers to collect payments from insurance carriers and plans decreases from an average of 89 days to 7 to 21 days. Health care providers will benefit from a 100% paperless claim processing system.

TECHNICAL SUPPORT ASSISTANCE

     The Company offers multiple training options for its products and services. Onsite training and teleconferencing, and technical support assistance are also features offered to Health care providers. Also, a 24-hour terminal replacement program and system upgrades are offered.

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

SERVICE AGREEMENTS

     During September 1998, the Company entered into a service agreement with WebMD Envoy. This agreement encompasses the process of Electronic Data Interchange (EDI) and related services. The services provided are complimentary to the Company's core business, and accomplishes transaction processing services that allows healthcare providers and payers to process medical transactions quickly and accurately, and results in reduced administrative costs and an increase in healthcare reimbursements to healthcare providers.

     During January 2002, the Company has entered into a service agreement with MedUnite. This strategic alliance will encompass the utilization of proprietary technologies and will enhance the existing network of healthcare constituents. Strategically both companies share the same vision of transforming the healthcare transactions systems affecting how healthcare providers, health plans, and other groups transacting business with one another by significantly reducing claim and payment processing time, and reducing healthcare administrative costs.

PROCESSING TERMINAL LEASING AGREEMENTS

     The Company has entered into leasing agreements with LADCO Financial Group for the purpose of leasing processing terminals. The Company has pledged and granted for collateral in connection with the lease agreements one million restricted common shares. These common shares would be surrendered upon default of the leasing agreements. This pledge and granting of security interest was executed on January 3, 2002.

     The Company has arranged its terms with this credit facility as an equipment lessor whereby the Company sells terminals to the lessor when it has obtained a service contract with a provider. Under these agreements, the Company is leasing back the processing terminals to the purchaser for a period of 12 months. The Company is accounting for the leaseback as an operating lease, and gains on terminal assets of $7,556 have been realized to date. The remaining equipment gains have been deferred and are being amortized to income in proportion to interest charged over the term of the lease with the credit facility generally for a period of 48 months. At March 31, 2002, the remaining deferred equipment gains of $162,468 is shown as "Deferred Gain on Sale-Leaseback" in the Company's Balance Sheet. For the quarter ended March 31, 2002, the total interest expense incurred by the Company under these leases was $4,229.

REVENUES

     Revenues from the MedCard system are generated through the sale of terminals, and processing insurance eligibility/verification, insurance claims, and financial transaction processing. The Company receives a fixed amount per terminal, and also receives fees for each transaction processed through the MedCard System. Revenue sources include fees for financial transactions processed through the terminal, fees for collection of receivables if the Company provides billing services, fees associated with reimbursements made by insurance carriers for submitting claims that are processed electronically, fees for using the system's referral program and, fees for processing uploaded data. The Company also markets a complete billing service using the MedCard System for hospitals and large practice groups. The Company receives a percentage of the billing amount collected under these arrangements.

ADDITIONAL INFORMATION

     Medcom files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission's Internet site at www.sec.gov.
-----------

RESULTS OF OPERATIONS

Revenues for the quarter ended March 31, 2002 were $233,066 as compared to during the quarter ended March 31, 2001 of $133,969. The Company has divested of all its business segments other than the MedCard business. The Company began to concentrate on its MedCard business in the three months ended March 31, 2002. In the first two quarters, management devoted efforts and resources to completing the divestures of the Company's other business segments.

Cost of sales for the quarter ended March 31, 2002 was $53,493 as compared to quarter ended March 31, 2001 of $73,498. Margins will generally be higher as the Company's sales mix is greater in the provision of medical billing services.

Selling expenses for the quarter ended March 31, 2002 was $1,247 as compared quarter ended March 31, 2001 of $234,573. This decrease was primarily the result of cost curtailment efforts and discontinued marketing expenditures for unprofitable business segments.

General and administrative expenses for quarter ended March 31, 2002 was $186,920 as compared to quarter ended March 31, 2001 of $1,037,261. These expenses have been reduced due to reductions in personnel and consultant fees. Also, streamlining operations and divesting of unprofitable business segments has greatly contributed to this reduction.

Interest expense for the quarter ended March 31, 2002 was $4,729 as compared to March 31, 2001 of $45,670. Interest expense decreased as a result of decreases in outstanding debt and financing by the company.

No tax benefit was recorded on the expected operating loss for the quarter ended March 31, 2002 as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. For the year ended we do not expect to realize a deferred tax asset and it is uncertain, therefore we have provided a 100% valuation of the tax benefit and assets until we are certain to experience net profits in the future to fully realize the tax benefit and tax assets.

Net loss for the quarter ended March 31, 2002 was ($336,299) or ($0.01) per basic and diluted share compared net loss for quarter ended March 31, 2001 of ($2,837,849) or ($0.39) per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities for the nine months ended March 31, 2002, was ($647,800) as compared to cash used in operating activities for the nine months ended March 31, 2001 of ($4,055,713). The Company has significantly reduced its operating cash requirements as staffing was cut and other cost cutting measures were implemented. However, the Company covered $636,050 of expenses during the nine months ended March 31, 2002 through the issuance of common stock.

     Cash used in investing activities for the nine months ended March 31, 2002, was ($326,592) as compared to cash used in investing activities for the nine months ended March 31, 2001 of ($1,182,119). There were significant computer equipment purchases in the nine-month period ended March 31, 2001.

     Cash provided in financing activities was $974,392 for the nine months ended March 31, 2002 compared to cash provided from financing activities for the nine months ended March 31, 2001 of $3,297,582. The Company sold $839,985 of common stock primarily to its most significant shareholder during the nine months ended March 31, 2002. The Company has also started to finance its terminal purchases through sale-leaseback transactions.

SOURCES OF CAPITAL

     The Company has relied upon its most significant shareholder to fund its operating cash flow deficiencies since June 30, 2001. This funding is accomplished in the form of common stock purchased at the closing price as of the date the funds are transferred to the Company. Management believes that current trends in its electronic transaction processing to the health care industries will provide positive cash flow to be self-sustaining from operations sometime in the near fiscal period. The amount of such will be dependent upon the rate of growth experienced and demand for the Company's product and services.

     As noted above, the Company has secured an arrangement with a third party leasing company to provide funds upon the execution of a rental and service agreement with a customer. Generally, the health care provider customer will enter into an agreement with the Company to rent a terminal and subscribe to the transaction processing and insurance verification service. At that time, the Company will sell the terminal associated with the service contract to the lessor and then leaseback that terminal. The leasing transactions provide for funding to the Company to cover its cost of the terminal, placement of the terminal with the customer and a profit margin. The Company is generally required to pay the lease rentals to the lessor over a 48-month period. The source of funds for those repayments is the rental payments from the health care provider customer.

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

FORWARD-LOOKING STATEMENTS

     Except for historical information contained herein, this Form 10-QSB contains express or implied forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company may make written or oral forward-looking statements from time to time in filings with the SEC, in press releases, or otherwise. The words "believes," "expects," "anticipates," "intends," "forecasts," "project," "plans," "estimates" and similar expressions identify forward-looking statements. Such statements reflect the current views with respect to future events and financial performance or operations and are only as of the date the statements are made.

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

     Management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded, as a representation that the future events, plans, or expectations contemplated will be achieved. The Company undertakes no obligation to publicly update, review, or revise any forward-looking statements to reflect any change in expectations or any change in events, conditions, or circumstances on which any such statements are based. Our filings with the Securities Exchange Commission, including the Form 10-KSB, and may be accessed at the SEC's web site, www.sec.gov.
                                           ------------

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     MedCom is involved in various legal proceedings and claims as described in our Form 10-KSB for the year ended June 30, 2001. No material developments occurred in any of these proceedings during the quarter ended March 31, 2001. The costs and results associated with these legal proceedings could be significant and could affect the results of future operations.

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

                                November 25, 2002