Form 10KSB/A
period 2001-06-30
MEDCOM USA INC
filed 2002-12-13
CIK 907127

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

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

Statement of Operations Data:
----------------------------
                                       Years Ended June 30,
                                    ---------------------------
                                        2001           2000
                                    -------------  ------------

Revenues                            $    547,597   $ 1,881,417
Cost of Services                        (572,296)     (973,871)
Operating and other
   Expenses                          (15,145,131)   (8,021,436)
Loss from Discontinued Operations    (10,396,049)   (1,117,138)
                                    -------------  ------------
Net Loss                            $(25,565,879)  $(8,231,028)
                                    =============  ============

Balance Sheet Data:
-------------------
                                              June 30,
                                    ---------------------------
                                        2001           2000
                                    -------------  ------------
Current Assets                      $    316,407   $ 2,927,673
Total Assets                        $  3,007,552   $13,094,615
Current Liabilities                 $  3,716,164   $ 1,114,753
Non-Current Liabilities             $     42,514   $   829,666
Total Liabilities                   $  3,758,678   $ 1,944,419
Working Capital (Deficit)           $ (3,399,757)  $ 1,812,920
Shareholders' Equity (Deficit)      $   (751,126)  $11,150,196

The Company has declared no common stock dividends since its inception.

FISCAL  2001  OPERATIONS
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

     Selling expenses for Fiscal 2001 decreased to $571,460 from $873,519 during Fiscal 2000. The decrease was primarily the result of decreased marketing efforts in the areas of discontinued business sectors. Research and development costs also declined, which is attributed to decreases in expenditures to support or promote unprofitable or declining business.

     General and administrative expenses for Fiscal 2001 decreased to $4,726,570 from $6,219,859 during Fiscal 2000. The decrease was largely due to the Company's streamlining efforts and discontinued segments; a reduction in management salaries and directors fees, and a reduction in inventory and equipment purchases for discontinued segments. Management expects these expenditures to be in conformance with budgeted amounts along with applying effective cost curtailment practices.

     Professional and consulting expenses for Fiscal 2001 were $8,004,107 these expenses primarily are the result of the recognition of stock given for various services to the Company. The expense recognized is determined from the bid and ask price of the common stock at the date of the transaction.

     Interest expense for Fiscal 2001 decreased to $111,430 from $128,980 for Fiscal 2000. The decrease in interest expense was the direct result of a settlement of debt and discontinued business sectors.

     The loss from discontinued operations reflects the abandonment of numerous business units during the year ended June 30, 2001. The business units discontinued generated $890,000 in revenue during the year ended June 30, 2001. The Company incurred losses of approximately $5,084,883 relative to net assets associated with the discontinued business segments abandoned or sold.

     Net loss for Fiscal 2001 was ($25,565,879) or ($3.32) per basic share, compared to a net loss of ($8,231,028) for Fiscal 2000.

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

     Cash flows used for investing activities were ($938,029) for Fiscal 2001, compared to ($3,081,909) for Fiscal 2000. Streamlining operations and cost curtailment practices promoted a reduction in equipment purchases for the Company and associated discontinued business segments.

     Cash flows provided for financing activities was $4,477,160 in Fiscal 2001, compared to cash flows provided for financing activities of $7,969,867 for Fiscal 2000. Financing activities primarily consisted of proceeds from the exercise of the Company's options and warrants and the sales of common stock.

     The Company has relied upon a significant shareholder to fund its operating cash flow deficiencies since June 30, 2001. An entity that is controlled by the Company's new chairman and chief executive officer has funded $1,022,600 as of June 30, 2002, to the Company in the form of common stock purchased at the closing price as of the date the funds are transferred to the Company. This may substantially increase the Company's outstanding shares of common stock. Management believes that current trends in its electronic transaction processing to the health care industries business will provide cash flow to be self-sustaining from operations sometime in the near fiscal periods. The Company may require capital to finance the purchases of the electronic terminals. The amount of such requirement will be dependent upon the rate of growth experienced. The Company has been successful in obtaining lease financing for most of this equipment. The nature of the business is such that large accounts receivable balances will not be carried.

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




/s/ Ehrhardt Keefe Steiner & Hottman PC

September 6, 2000
Denver, Colorado

MEDCOM USA, INC.
CONSOLIDATED BALANCE SHEET
JUNE 30, 2001
--------------------------

ASSETS

CURRENT ASSETS
   Accounts receivable, net of allowance of $563,869                     $     98,769
   Inventories                                                                136,085
   Prepaid expenses and other current assets                                   81,553
                                                                         -------------
      Total current assets                                                    316,407

PROPERTY AND EQUIPMENT, net                                                 2,059,362

GOODWILL, net of accumulated amortization of $170,775                         588,223

OTHER ASSETS                                                                   43,560
                                                                         -------------

    TOTAL ASSETS                                                         $  3,007,552
                                                                         =============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts payable                                                      $  1,128,225
   Accrued expenses and other liabilities                                   1,315,292
   Bank overdraft                                                              60,574
   Dividend payable                                                            23,750
   Notes payable - current portion                                            109,438
   Capital lease obligations - current portion                              1,078,885
                                                                         -------------
      Total current liabilities                                             3,716,164

CAPITAL LEASE OBLIGATIONS - long-term portion                                  42,514

      Total liabilities                                                     3,758,678
                                                                         -------------

STOCKHOLDERS' EQUITY:
    Convertible preferred stock, Series A $.001par value, 52,900 shares
      designated, 4,250 issued and outstanding                                      4
    Convertible preferred stock, Series D $.01par value, 50,000 shares
      designated, 2,850 issued and outstanding                                     29
   Common stock, $.0001 par value, 80,000,000 shares authorized,
      13,860,000 issued and outstanding                                         1,386
   Paid in capital                                                         61,227,466
   Accumulated deficit                                                    (61,980,011)
                                                                         -------------
      Total stockholders' equity                                             (751,126)
                                                                         -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  3,007,552
                                                                         =============

The accompanying notes are an integral part of these consolidated financial statements.

MEDCOM USA, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED JUNE 30, 2001 AND JUNE 30, 2000
--------------------------------------------------

                                                                                2001          2000
REVENUES:
   Terminal sales                                                         $    259,372   $   773,198
    Service                                                                    288,225     1,108,219
                                                                          -------------  ------------
                                                                               547,597     1,881,417
COST OF SALES AND SERVICES, exclusive of depreciation and amortization         572,296       973,871
                                                                          -------------  ------------
     shown separately below (Note 18)

GROSS PROFIT                                                                   (24,699)      907,546

OPERATING EXPENSES:
     General and administrative expenses                                     4,726,570     6,219,859
     Sales and marketing expenses                                              571,460       873,519
     Royalties                                                                 139,715             -
     Professional and consulting fees                                        8,004,107             -
     Depreciation and amortization                                             721,839       532,637
                                                                          -------------  ------------
         Total operating expenses                                           14,163,691     7,626,015
                                                                          -------------  ------------
OPERATING LOSS                                                             (14,188,390)   (6,718,469)
                                                                          -------------  ------------

OTHER (INCOME) AND EXPENSES
     Legal settlement and contingency expenses                                 854,646             -
     Foreign currency translation                                               33,708             -
     Interest expense                                                          111,430       128,980
     Interest income                                                           (18,344)     (114,096)
     Loss on patents                                                                 -       255,229
     Loss on script machines                                                         -        80,018
                                                                          -------------  ------------
        Total other expense                                                    981,440       350,131
                                                                          -------------  ------------

LOSS BEFORE DISCONTINUED OPERATIONS AND INCOME TAXES                       (15,169,830)   (7,068,600)

INCOME TAX (BENEFIT) PROVISION                                                       -       (45,290)
                                                                          -------------  ------------

LOSS FROM CONTINUING OPERATIONS                                            (15,169,830)   (7,113,890)

LOSS FROM DISCONTINUED OPERATIONS
  Loss from operations of discontinued segments, no income tax effect       (5,311,166)     (665,989)
  Loss from abandonment  of discontinued segments, no income tax effect     (5,084,883)     (451,149)
                                                                          -------------  ------------
       Total                                                               (10,396,049)   (1,117,138)
                                                                          -------------  ------------
NET LOSS                                                                  $(25,565,879)  $(8,231,028)
                                                                          =============  ============

NET LOSS PER SHARE:
 Basic:
 Continuing operations                                                    $      (1.97)  $     (0.29)
 Discontinued operations                                                         (1.35)        (0.05)
                                                                          -------------  ------------
    Total Basic                                                           $      (3.32)  $     (0.34)
                                                                          =============  ============

Diluted:
 Continuing operations                                                    $      (1.97)  $     (0.29)
 Discontinued operations                                                         (1.35)        (0.05)
                                                                          -------------  ------------
    Total Diluted                                                         $      (3.32)  $     (0.34)
                                                                          =============  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                                                      7,692,708    24,431,551
                                                                          =============  ============

  Diluted                                                                    7,692,708    24,431,551
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

MEDCOM USA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE
FOR THE YEARS ENDED JUNE 30, 2001 AND 2000 (CONTINUED)
------------------------------------------------------


                                                               \----------- PREFERED STOCK -----------\
                                           COMMON STOCK     PREFERRED A & B    PREFERRED C     PREFERRED D       PAID-IN
                                         SHARES    AMOUNT   SHARES  AMOUNT   SHARES  AMOUNT   SHARES  AMOUNT     CAPITAL
                                       ----------  -------  ------  -------  ------  -------  ------  -------  -----------
BALANCE JULY 1, 2000                    6,364,193  $   637   4,250  $     4       -  $     -   2,850  $    29  $47,451,521

Common stock issued to settle claims        8,460        1                                                          38,749

Common stock issued to consultants
    for services rendered               2,662,268      266                                                       7,924,448

Common stock issued for cash            3,737,235      374                                                       3,035,678

Exercise of warrants for cash           1,009,985      101                                                       1,690,851

Exercise of employee options for cash      14,667        1                                                          51,232

Fair value of stock warrants granted
  for services rendered                                                                                            920,993

Preferred stock dividends                  61,965        6                                                         113,994

Translation adjustment

   Net loss

                                       ----------  -------  ------  -------  ------  -------  ------  -------  -----------
BALANCE
    JUNE 30, 2001                      13,858,773  $ 1,386   4,250  $     4       -  $     -   2,850  $    29  $61,227,466
                                       ==========  =======  ======  =======  ======  =======  ======  =======  ===========

                                        ACCUMULATED    TRANSLATION
                                          DEFICIT      ADJUSTMENT       TOTAL
                                       -------------  ------------  -------------
BALANCE JULY 1, 2000                   $(36,300,132)  $    (1,863)  $ 11,150,196

Common stock issued to settle claims                                      38,750

Common stock issued to consultants
    for services rendered                                              7,924,714

Common stock issued for cash                                           3,036,052

Exercise of warrants for cash                                          1,690,952

Exercise of employee options for cash                                     51,233

Fair value of stock warrants granted
  for services rendered                                                  920,993

Preferred stock dividends                  (114,000)                           0

Translation adjustment                                      1,863          1,863

   Net loss                             (25,565,879)                 (25,565,879)
                                       -------------  ------------  -------------
BALANCE
    JUNE 30, 2001                      $(61,980,011)  $         -   $   (751,126)
                                       =============  ============  =============

The accompanying notes are an integral part of these consolidated financial statements.


                                F-6 (Continued)

MEDCOM USA, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE
YEARS ENDED JUNE 30, 2001 AND 2000
--------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss)                                                                   $(25,565,879)  $(8,231,029)
  Adjustments to reconcile net income to net cash
     (used in) operating activities:
  Loss from discontinued operations                                               5,311,166     1,117,138
  Loss on abandonment of net assets of discontinued operations                    5,084,883       429,929
  Depreciation and amortization                                                     721,839       532,637
  Issuance of common stock as compensation for services                           7,924,714     1,691,967
  Value of common stock warrants granted as compensation for services               856,818       718,733
  Write-off of notes receivable                                                     789,720       311,980
  Other                                                                                   -         5,623
  Changes in assets and liabilities (net of discontinued business segments):
    Trade accounts receivable                                                       749,761      (241,259)
    Inventories                                                                      37,006       164,791
    Royalty advances                                                                676,353      (160,446)
    Prepaid and other current assets                                                137,426        (9,606)
    Other assets                                                                     55,636       (68,104)
    Accounts payable                                                                607,326      (165,246)
    Accrued liabilities                                                             586,340       225,905
                                                                               -------------  ------------
     Cash used by continuing operations                                          (2,026,891)   (3,676,987)
     Cash used by discontinued operations                                        (3,555,843)            -
                                                                               -------------  ------------
          Net cash  (used in) operating activities                               (5,582,734)   (3,676,987)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of  equipment                                                          (914,809)     (339,787)
  Advances under notes receivable                                                   (62,220)            -
  Net assets of discontinued operations                                                   -    (2,781,122)
  Repayments under notes receivable                                                  39,000        39,000
                                                                               -------------  ------------
          Net cash (used in)  investing activities                                 (938,029)   (3,081,909)
                                                                               -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Bank overdraft                                                                      60,574             -
 Principal repayments on notes payable                                              (10,563)     (199,052)
 Principal repayments on capital leases                                            (351,088)      (45,257)
 Proceeds from the exercise of options and warrants                               1,742,185     2,286,467
  Proceeds from sale of common stock                                              3,036,052     6,162,020
 Retirement of Series C stock                                                             -      (137,275)
 Dividends                                                                                        (95,173)
 Currency translation loss                                                                -        (1,863)
                                                                               -------------  ------------
          Net cash provided by financing activities                               4,477,160     7,969,867
                                                                               -------------  ------------

DECREASE IN CASH                                                                 (2,043,603)    1,210,971
CASH, BEGINNING OF YEAR                                                           2,043,603       439,772
                                                                               -------------  ------------
CASH, END OF YEAR                                                              $          -   $ 1,650,743
                                                                               =============  ============

       The accompanying notes are an integral part of these consolidated financial statements.

MEDCOM USA, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS, (CONTINUED)
FOR THE YEAR ENDED JUNE 30, 2001 AND 2000
-------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION:              2001        2000
                                              ----------  ----------
  Interest paid                               $  111,430  $  128,980
                                              ==========  ==========

  Income taxes paid                           $   14,586  $   45,290
                                              ==========  ==========


SUPPLEMENTAL SCHEDULE OF  NONCASH INVESTING AND FINANCING  ACTIVITIES:

  Leaseholds acquired under a note payable    $   95,000  $      -0-
                                              ==========  ==========

  Equipment acquired under capital leases     $1,299,205  $   49,402
                                              ==========  ==========

  Purchase of equipment with warrants         $   64,277  $  205,000
                                              ==========  ==========

  Conversion of debt and accrued interest to
     common stock                             $      -0-  $  495,884
                                              ==========  ==========

  Conversion of accounts payable and accrued
     expenses to common stock                 $      -0-  $  185,613
                                              ==========  ==========

  Capital stock issued in connection with
     business acquisitions                    $      -0-  $3,729,091
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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred material operating losses, has experienced severe cash flow deficiencies and has limited working capital reserves. The Company has a working capital deficit of $3,399,757 at June 30, 2001 and has defaulted on numerous operating and capital lease agreements and has material past due obligations.

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

     Property and equipment is stated at cost less accumulated depreciation.
     ----------------------
     Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 5 years. Depreciation expense for the years ended June 30, 2001 and 2000 was $475,469 and $723,564, respectively.

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

3.   ACCOUNTS RECEIVABLE

     The Company's accounts receivable at June 30, 2001 consisted of:

            Medcard                                  $ 421,198
            Movie Vision                               102,205
            Other                                      160,731
                                                     ----------
                 Total                                 684,134


              Less: Allowance for doubtful accounts   (563,869)
                       Impairment reserve              (21,496)
                                                     ----------
                                                     $  98,769
                                                     ==========

     The Company estimates uncollectible account balances and provides an allowance for such estimates. The allowance for doubtful accounts at June 30, 2001, consists primarily of an estimate for two potentially uncollectible accounts, one in the MedCard division, and one for a joint venture transaction initiated in February 1998 which is 100% reserved.


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

                                                      Carrying
                                                      Value at
                                         Impairment   June 30,
             Description      Segment       Loss        2001
          -----------------  ----------  -----------  ---------
          Goodwill           Medical     $   443,829  $   - 0 -
          Contracts          Medical           8,334      - 0 -
          Technology                       2,493,346      - 0 -
                             Healthcare
          Equipment          Vending         415,437    121,495
                             Healthcare
          Leaseholds         Software        192,748      - 0 -
          DCB equipment and  Healthcare
            goodwill         Software        588,573      - 0 -
                                         ----------------------

              Total                      $ 4,142,267  $ 121,495
                                         ======================


     The impairment losses above have been included in discontinued operations for the year ended June 30, 2001.

5.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at June 30, 2001:

         Leasehold improvements             $     7,168
         Vending equipment                    1,625,465
         Software                               943,963

         Furnishings and fixtures               151,974
             Office and computer equipment    1,847,603
                                            ------------

       Total                                  4,576,173
       Less: Accumulated depreciation        (2,101,374)
           Impairment reserve                  (415,437)

         Property and equipment, net        $ 2,059,362
                                            ============

     The vending equipment with a net book value of $121,495 is held for disposition at June 30, 2001. Computer equipment with a gross value and net book value of approximately $1,385,000 and $1,230,000 is under capital lease agreements. The Company has defaulted on the leases and the equipment is intended to be returned to the lessors. Computer equipment with a net book value of approximately $500,000 at June 30, 2001 is being held for sale.


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
          defaulted on the note subsequent to June 30, 2001.
                                                                    84,438

                                                               -----------
             Totals                                            $   109,438
                                                               ===========

7.   CAPITAL LEASE OBLIGATIONS

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
                                                   ============

     The Company has defaulted on two capital lease agreements with an originally determined present value of minimum lease payments of $960,654 at June 30, 2001. This balance is classified as a current liability in the accompanying balance sheet. Total minimum lease payments of $1,173,613 are due under these capital leases.

     Total cost of equipment under capital lease and related accumulated depreciation was $1,458,220 and $192,918 respectively.

8.   DISCONTINUED OPERATIONS

     In the year ended June 30, 2001, the Company determined that it would divest of or abandon the following operations and business segments:


                                                                                     Revenues for
                                                                                       the year
                                                                                         ended
   Segment         Method of          Remaining Assets       Remaining Liabilities     June 30,
Identification      Disposal           at June 30,2001          at June 30,2001          2001
--------------  ----------------  -------------------------  ----------------------  -------------
DCB             Abandonment       NONE                       NONE                    $     157,955

Healthcare
Information     Abandonment/Sale  Equipment      1,249,000   Capital lease
  Software                        Other assets       8,500   Obligations $ 960,654   $     685,991

Vending         Sale              Accounts                   Accounts                $     731,831
                                    Receivable    $ 39,000   Payable     $   53,000
                                  Inventory         17,000
                                  Equipment        121,000
                                  Prepaid expense   19,000
                                  Other assets       9,000


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
                                                                   =============

     Federal net operating loss carryforwards of $51,997,000 expire from 2011 to 2020. State net operating loss carryforwards of $47,914,377 expire from 2003 to 2005. Due to the conditions discussed in Note 1, future utilization of the net operating losses is uncertain.

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
                                        ========================================

10.  OPERATING LEASES

     The Company a leases its office space under long-term operating leases expiring through 2008. Rent expense under these leases was $334,993 ($145,430 of which has been reclassified as discontinued operations), and $237,719 for the years ended June 30, 2001 and 2000, respectively. Subsequent to June 30, 2001, the Company defaulted on several of these operating leases and is attempting to negotiate settlements with landlords.

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

11.  STOCKHOLDERS' EQUITY

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

12.  COMMITMENTS AND CONTINGENCIES

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

13.  NET LOSS PER SHARE

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

                                                     2001                              2000
                                                     ----                              ----
                                                                Per                                Per
                                       (Loss)       Shares     share      (Loss)       Shares     share
                                    -------------  ---------  -------  ------------  ----------  -------
Net (Loss)                          $(25,565,879)                      $(8,311,203)
Preferred stock dividends                   (-0-)                          (80,174)
Discontinued operations               10,396,049                         1,117,138
  Loss from continuing operations    (15,169,830)                       (7,274,239)
                                    -------------                      ------------
BASIC EARNINGS PER SHARE

Loss available to common
stockholders                        $(15,169,830)  7,692,708  $(1.97)  $(7,274,239)  24,431,551  $(0.29)

Effect of dilutive securities                N/A                              N/A

DILUTED EARNINGS PER SHARE          $(15,169,830)  7,692,708  $(1.97)  $(7,274,239)  24,431,551  $(0.29)

     Subsequent to June 30, 2001, the Company issued 6,102,667 additional shares of its common stock. Additionally, the Company became obligated to issue another 1,987,000 shares of common stock to certain investors in a private placement. The additional shares are due under a guarantee by the Company that the value of the shares would be maintained over a 90 day period from the date of investment.

14.  RELATED PARTY TRANSACTIONS

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

15.  CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable. The trade accounts receivable are due primarily from small business customers in numerous geographical locations throughout the United States. The Company estimates and provides an allowance for uncollectible accounts receivable.

16.  STOCK BASED COMPENSATION

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


                                                        2001           2000
                                                    -------------  -------------

          Net Loss - continuing operations          $(15,169,830)  $ (7,113,890)
          Net Loss - discontinued operations        $(10,396,049)  $ (1,117,138)
                                                    -------------  -------------
          Total net loss - as reported              $(25,565,879)  $ (8,231,028)
                                                    =============  =============

          Net Loss - pro forma                      $(25,647,565)  $(12,359,495)

          Loss per share - continuing operations    $      (1.97)  $      (0.29)
          Loss per share - discontinued operations  $      (1.35)  $      (0.05)
                                                    -------------  -------------
          Total loss per share - as reported        $      (3.32)  $      (0.34)
                                                    =============  =============

          Loss per share - pro forma                $      (3.32)  $      (0.51)

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

                                                      Weighted                 Weighted
                                                       Average                  Average
                                                      Exercise                 Exercise
                                            2001        Price        2000        Price
                                        ------------  ---------  ------------  ---------
Options/warrants outstanding at
      Beginning of year                   3,000,981   $    2.08    1,997,685   $    1.53
Granted                                   5,995,905   $    5.32    1,563,478   $    2.61
Exercised                                  (924,651)              (1,992,873)

Terminated/Expired                         (236,469)                (161,608)

Options outstanding at end of year        7,835,766   $    6.99    3,000,981   $    2.08

Options exercisable at end of year        6,512,639   $    9.66    2,571,759   $    1.83
Options available for grant at end
   of year                                3,392,542                4,358,792

                                        $   0.01 to              $   2.65 to
Price per share of options outstanding  $     42.80              $     50.00

Weighted average remaining
contractual lives                        3.86 years                     3.27

Weighted Average fair value of options
granted during the year                 $      0.33              $      0.77


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

17.  EMPLOYEE BENEFIT PLAN

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

18.  BUSINESS SEGMENTS

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

                                               Healthcare
                   Intelligent    Medical      Management
                     Vending    Transaction     Software     Corporate
                    Machines    Processing    Development     and Other     Consolidated
JUNE 30, 2001:

Net Revenues       $ 731,831   $   547,597   $    843,946   $ (1,575,777)  $     547,597

Cost of Sales
  and services     $ 471,087   $   572,296   $  1,075,214   $ (1,546,301)  $     572,296

Depreciation
  and
  amortization     $ 345,107   $   660,491   $  1,589,691   $ (1,873,450)  $     721,839

Selling,
  General and
  Administrative          --            --             --   $ 13,441,852   $  13,441,852

Income (loss)
  From
  Operations
  Before Income
  Taxes            $ (84,364)  $  (685,190)  $ (1,820,959)  $(11,597,877)  $ (14,188,390)

Identifiable
  Assets           $ 206,413   $ 1,399,739   $  1,257,556   $    143,844   $   3,007,552

Expenditures
  for Long-
  Lived Assets     $   1,781   $   182,805   $  2,014,862   $      5,735   $   2,205,183



JUNE 30, 2000:

Net Revenues     $    778,693   $  1,881,417   $    593,379   $ (1,372,072)  $   1,881,417

Cost of Sales
  and services   $    428,192   $    973,871   $    157,485   $   (585,677)  $     973,871

Depreciation
  and
  amortization   $    405,179   $    487,252   $    326,032   $   (685,826)  $     532,637

Selling,
General and
Administrative   $         --   $         --   $         --   $  7,443,509   $   7,443,509

Income (loss)
  From
  Operations
  Before
  Income Taxes   $    (54,678)  $    420,294   $    109,862   $ (7,544,078)  $  (7,068,600)

Identifiable
  Assets         $  1,116,109   $  4,499,056   $  7,715,548   $  1,818,560   $  15,149,273


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

19.  SUBSEQUENT EVENTS

     In addition to matters discussed in other footnotes, the following events occurred subsequent to June 30, 2001:

     An entity that is controlled by the Company's new chairman and chief executive officer has funded $1,022,600 as of June 30, 2002, to the Company in the form of common stock purchased at the closing price as of the date the funds are transferred to the Company.

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

OPTIONS GRANTED DURING FISCAL YEAR ENDING JUNE 30, 2001

     The following tables set forth information concerning the options granted to executive officers during the fiscal year ended June 30, 2001, to the persons named below:

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

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
..

                                  CERTIFICATION

I, Bill Williams, President and Chief Executive Officer of MedCom USA, certify that:

          1. I have reviewed this amended annual report on Form 10-KSB/A of MedCom USA;

          2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report; and

          3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report.

                                MEDCOM USA, INC.

                              By /s/ W.P. Williams
                                ------------------
                            Chairman, President, CEO
                   (Sole executive officer of the registrant)

                                December 13, 2002