Form 10KSB
period 2002-06-30
MEDCOM USA INC
filed 2003-02-14
CIK 907127

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2002

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for the most recent fiscal year were $647,514.

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on June 28, 2002, was approximately $4,692,739.

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

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.


PART  III

--------------------------------------------------------------------------------

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

ITEM  10.   Executive Compensation

ITEM  11.   Security Ownership of Certain Beneficial Owners and
            Management

ITEM  12.   Certain Relationships and Related Transactions

ITEM  13.   Exhibits and Reports

ITEM  14.   Controls and Procedures

ITEM  15.   Signatures

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

OVERVIEW

     MedCom USA, Inc.(the "Company") a Delaware corporation was formed in August 1991 under the name Sims Communications, Inc. The Company's primary business was providing telecommunications services. In 1996 the Company introduced four initiatives to broaden the Company's product and service mix: (a) cellular telephone activation, (b) sale of prepaid calling cards, (c) sale of long distance telephone service and (d) rental of cellular telephones using an overnight courier service. With the exception of the sale of prepaid calling cards, these four programs were discontinued in December 1997. During the fiscal year of 1998, the Company diversified its operations and moved into the area of medical information processing.

     The Company changed its name to MedCom USA, Inc. in October 1999. During the fiscal years of 1999 and continuing through 2000, the Company directed its efforts in medical information processing. As of fiscal year-end June 30, 2002, the Company currently operates the MedCard System (MedCard) that is deployed through a point-of-sale terminal or personal computer offering electronic transaction processing, as well as insurance eligibility verification. The Company has aggressively focused on its primary operations in Electronic Data Interchange (EDI) and core business in electronic Medical Transaction Processing.

     The Company's primary operations and its core business is as follows:

MEDICAL TRANSACTION PROCESSING
------------------------------

MEDCARD SYSTEM

     The Company provides innovative technology-based solutions for the healthcare industry that enable users to efficiently collect, utilize, analyze and disseminate data from payers, health care providers and patients. The MedCard System currently operates through a point-of-sale terminal, and an on-line enabled personal computer. The point-of-sale terminals are purchased from Hypercom Corporation (Hypercom). The MedCard System also operates a PC software version and an on-line solution to accommodate large volume processing. The Company is in the process of assessing the feasibility of offering a service bundled package that would include the capability of processing unlimited claims and eligibility verification for a monthly base rate.

     As of June 30, 2002 the MedCard system was able to retrieve on-line eligibility and authorization information from approximately 125 medical insurance companies and electronically process and submit billings for its healthcare providers to over 1,650 companies. These insurance providers include CIGNA, Prudential, Oxford Health Plan, United Health Plans, Blue Cross, Medicaid, Aetna, Blue Cross/Blue Shield, and Prudential.

COMPETITION

     Competing health insurance claims processing and/or benefit verification systems include WebMD, NDCHealth, Per-se Technologies. There are similar companies that compete with the Company with respect to its financial transaction processing services performed by the MedCard system. These companies compete with the Company directly or to some degree. Many of these competitors are better capitalized than the Company, and maintain a significant market share in their respective industries.

REGULATORY COMPLIANCE

     With the passage of the Health Insurance Portability and Accountability Act (HIPAA) of 1996, the United States Congress has mandated the establishment of standards for the privacy of individually identifiable health information. Specifically, the regulation entitled, Standards for Privacy of Individually Identifiable Health Information ("the Privacy Rule") promulgated by the Department of Health and Human Services (HHS), provides for a comprehensive federal protection for the privacy of health information. The Rule applies only to health plans, health care clearinghouses, and certain health care providers, which must comply with the new requirements. The Company's core operating business is not subject to the Privacy Rule, which defines the Company as a "business associate". A business associate is an entity that provides certain functions, activities, or services for or to a covered entity. These covered entities typically obtain contractual assurances that the business associate will use the information only for the purposes for which they were contracted and not for independent use by the business.

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

LICENSING AGREEMENTS

     In May 2000 the license agreement with Dream Technologies, LLC, was amended whereby the Company acquired direct ownership of the MedCard System including all software programs, intellectual property, trade names and existing contracts. The amendment effectively terminated the original license agreement, except for the royalty provisions of the original license agreement.

Subsequently, on January 14, 2002, the Company changed the terms of the royalties included in the original agreement with Dream Technologies, and as a result past royalties were waived in good faith, for the exception of $30,000, which was agreed and payable in equal monthly installments. In connection with the past royalties, Dream Technologies, LLC was issued a certificate representing one million unregistered shares of common stock with a par value of $.001.

     The Company is required to pay royalties to Dream equal to twenty percent of the first $1,000,000 of net monthly revenue and ten percent of net monthly revenue in excess of $1,000,000. The term net revenues is defined as gross revenues received from the use of the MedCard software less (a) terminal lease costs (b) commissions payable to agents that place terminals with end users (c) network costs that include: i) claim fees payable to data vendors, ii) charges for verification of insurance coverage iii) similar telecommunications charges related to obtaining claims processing and/or benefits verification information; and (d) cost of the terminal and shipping/handling.

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

PROCESSING TERMINAL LEASING AGREEMENTS

     The Company has entered into leasing agreements with LADCO Financial Group for the purpose of leasing processing terminals. The Company has pledged in collateral in connection with the lease agreements one million restricted common shares of stock. These common stock shares would be surrendered upon the default of such leasing agreements. This pledge and granting of security interest was executed on January 3, 2002.

     The Company has arranged its terms with this credit facility as an equipment lessor whereby the Company sells terminals to the lessor when it has obtained a service contract with a provider. Under these agreements, the Company is leasing back the processing terminals from the lessor and in turn leases them to the purchaser for a period of 48 months however; the customer may terminate the agreement after 12 months. The Company is accounting for the transactions as sale-leasebacks. The leases with the customers are inclusive with the monthly service contracts and are effectively accounted for as operating leases. Gains on terminal sales under sale-leaseback transactions are deferred and are being amortized to income in proportion to amortization of the assets, generally over the term of the lease with the credit facility generally for a period of 48 months. At June 30, 2002, the remaining deferred equipment gain of $733,892 is shown as "Deferred Gain on sale-leaseback" in the Company's Balance Sheet. For the year ended June 30, 2002, the total interest expense incurred by the Company under these leases was $22,208.

GROWTH STRATEGY

     The Company's strategy is to become one of the dominant electronic transaction processing vendors in the Healthcare markets. MedCom USA will focus on providing Health Plan Administrators, Healthcare Clearinghouses, and Healthcare Providers, financial as well as verification electronic transaction processing solutions. The Company's strategy to date has included large select markets for its products and services, however the Company will work with strategic partners who will ensure national distribution of its products and services.


     On January 14, 2003 the Company announced a partnering with Paymentech to launch a national sales program for the Medcard system and Paymentech Financial Services. Significant elements of the partnering include marketing the Medcard system to Paymentech's existing healthcare customers, and also training to market the Medcard system.

ADDITIONAL INFORMATION

     The Company has been delinquent in its filings to the Securities and Exchange Commission attributed to changes in management and discontinued operations trading is now performed on the over-the-counter bulletin board and quoted in the Electronic Quotation Service from Pink Sheets.

     The Company files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission's Internet site at www.sec.gov.
                 ------------

ITEM 2.  DESCRIPTION OF PROPERTY.

     As of fiscal year end June 30, 2002, the Company maintains its executive offices in Scottsdale, Arizona. The Company leases 1,317 square feet of office space for approximately $28,000 annually. The Company entered into a three-year lease in May 2002 for the Scottsdale facility. The Company also maintains a monthly lease in Irvine, California, for executive office space for approximately $550 monthly. The Company also leases 5,906 square feet of office space in Islandia, New York, for approximately $104,389 annually; the lease expires March 31, 2008. In conjunction with the New York lease the Company maintains a sub-lease with Commercial Capital, Inc., which was executed on December 1, 2001, for approximately $24,000 annually.

     As of fiscal year end June 30, 2002, the Company had 41 employees of which approximately 19 are full-time equivalent employees as of June 30, 2002.

ITEM 3.  LEGAL PROCEEDINGS

     Subsequent to June 30, 2001, several former employees have filed complaints against the Company alleging breach of employment agreements. The total known claims being sought by the former employees at June 30, 2001 was approximately $175,000. The Company accrued $104,000 associated with these claims as of June 30, 2001. The Company believes that it has settled all former employee claims in amounts aggregating to an amount approximating the accrued amount of $104,000. A former officer has a claim remaining with the Company, and the Company is optimistic it can settle this claim. As of June 30, 2002, there was $164,000 accrued relating to this matter.

     Several landlords are seeking damages from the Company arising from the Company defaulting on lease agreements. Certain landlords have obtained legal judgments against the Company. The total amount of such claims is $634,000 at June 30, 2001. The Company and its legal counsel believe that ultimate settlement will result in a much lower payout. The Company has accrued $208,000 associated with these claims at June 30, 2002. This amount was estimated on the basis of advice from legal counsel whom has settled several similar suits. However, the ultimate result of any settlement could vary significantly from this estimate.

     The Company had obligated shares of the Company's common stock and warrants exercisable into common stock under numerous consulting and fund raising agreements. Some such agreements obligated shares in cases of the occurrence of substantial dilution or price drop in the trading value of the Company's common stock. Management believes that it has fulfilled all such obligations.
However, the Company has received claims related to these matters. One such claim alleges 1,066,666 common shares of the Company's common stock are owed. Management believes that this claim has no merit. Management believes that there is a possibility that additional claims may arise.

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

     At June 30, 2002, there was approximately $700,000 estimated and accrued for claims related to the litigation matters described above.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company submitted no matters to a vote of its security holders during the fiscal year ended June 30, 2002.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     MedCom common stock is traded in the over-the-counter market, and quoted in the Electronic Quotation Service from Pink Sheets and can be accessed on the Internet at www.Pinksheets.com under the symbol "EMED."
            ------------------

     At June 30, 2002, there were 24,974,070 shares of common stock of MedCom outstanding and there were approximately 452 shareholders of record of the Company's common stock.

     The following table sets forth for the periods indicated the high and low bid quotations for MedCom's common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

FISCAL 2002                       HIGH BID   LOW BID
-----------                       --------   -------

Quarter Ended June 28, 2002       $    0.25  $   0.25

Quarter Ended March 28, 2002           0.18      0.14

Quarter Ended December 31, 2001        0.05      0.02

Quarter Ended September 28, 2001       0.11      0.10

FISCAL 2001                       HIGH BID   LOW BID
-----------                       --------   -------

Quarter Ended June 29, 2001       $    0.85  $   0.72

Quarter Ended March 30, 2001           0.31      0.18

Quarter Ended December 29, 2000        0.65      0.50

Quarter Ended September 29, 2000       2.15      1.68

     MedCom has never paid dividends on any of its common stock shares. MedCom does not anticipate paying dividends at any time in the foreseeable future and any profits will be reinvested in MedCom's business. MedCom's Transfer Agent and Registrar for the common stock is Corporate Stock Transfer located in Denver, Colorado.

SALES OF UNREGISTERED SECURITIES

     During the fiscal year ended June 30, 2001, the Company granted 1,804,650 options to key employees. These options vest at 30% immediately and the remaining 70% over one year. These options were granted at an exercise price of $0.47 to $3.00, the fair market value of the underlying shares on the date of grant. The options expire five years from date of grant. During the fiscal year ended June 30, 2002 the Company has not granted options.

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

STOCK SPLITS
------------

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

Statement of Operations Data:
----------------------------
                                        Years Ended June 30,
                                    ---------------------------
                                        2002          2001
                                    ------------  -------------
Revenues                            $   647,514   $    547,597
Cost of Sales and Services             (193,767)      (572,296)
Operating and other
    Expenses                         (3,350,466)   (15,145,131)
Loss from Discontinued Operations      (244,561)   (10,396,049)
                                    ------------  -------------
Net Loss                            $(3,141,280)  $(25,565,879)
                                    ============  =============

Balance Sheet Data:
-------------------
                                             June 30,
                                    ---------------------------
                                        2002          2001
                                    ------------  -------------

Current Assets                      $   219,431   $    316,407
Total Assets                        $ 2,131,806   $  3,007,552
Current Liabilities                 $ 3,247,094   $  3,716,164
Non-Current Liabilities             $   898,685   $     42,514
Total Liabilities                   $ 4,145,779   $  3,758,678
Working Capital (Deficit)           $(3,027,663)  $ (3,399,757)
Shareholders' Equity (Deficit)      $(2,013,973)  $   (751,126)

The Company has declared no common stock dividends since its inception.

FISCAL  2002  OPERATIONS
------------------------

General. As of June 30, 2002, the Company currently utilizes the MedCard System that is deployed through a processing terminal, PC software, or online processing, and offers electronic transaction processing to the health care industries. MedCom USA continues to focus on its primary operations and core business in medical transaction processing. The Company's erratic operations during fiscal year 2001 are attributed directly to the Company's changes in management and the discontinuing of unprofitable business sectors.

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

JUSTMED.COM

     The JustMed.com website became fully operating on July 1, 1999. The website advertised healthcare products and services that were available to the general public and provided medical information. Persons in need of healthcare products and services were able to access the website and order products (see "MedStore" below) or transfer to the more detailed websites maintained by the companies that provide the products and services. The Company anticipated generating revenues from this website by charging providers of healthcare products and services fees for advertising on the website. The Company also anticipated receiving fees when a user transfers from the Company's website to the websites maintained by a provider of healthcare products or services. For fiscal year ended June 30, 2001, the Company is not currently marketing the web site, and has not generated any revenue from the website. The Company has made this site inactive. Management has determined the www.JustMed.com website, and
                                                  ---------------
the MedStore is not complimentary to the Company's present primary core operations and does not anticipate pursuing future operations.

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

     Accredited Homecare Pharmacy and Accredited Medical Services were responsible for filling orders for products or services purchased from the MedStore. The services can be terminated at the discretion of either party As of June 2001; the Company has ceased operations of this service so that it can focus fully on its MedCard sector.

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

     The Movie Division segment was disposed in the year ended June 30, 2002. Due to changes in value of certain assets and liabilities, an additional loss was recognized in the year ended June 30, 2002. The loss on the ultimate disposition was greater than originally estimated and recognized in the year ended June 30, 2001.

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


YEAR ENDED JUNE 30, 2002
------------------------

RESULTS  OF  OPERATIONS

     FISCAL YEAR END JUNE 30, 2002, COMPARED TO FISCAL YEAR END JUNE 30, 2001.

     Revenues for Fiscal 2002 increased to $647,514 from $547,597 during Fiscal 2001. This increase in revenue is directly the result of changes in the Company's strategic direction in core operations. This included discontinuing declining or unprofitable business sectors and officer and management changes. The Company continues to aggressively pursue and devote its resources and focus
its direction in electronic transaction processing.   The Company's agreement
with its credit facility in connection with the sale-leaseback transactions therewith, the Company must defer gains on the sale of the terminals. Those gains are generally recognized over a period of 48 months.

     Selling expenses for Fiscal 2002 decreased to $141,162 from $571,460 during Fiscal 2001. The decrease was primarily the result of decreased marketing efforts. Selling expenses includes primarily commissions to sales personnel and outside Independent Sales Organizations ("ISO's") Research and development costs also declined, and is attributed to decreases in expenditures to support or promote unprofitable or declining business.

     General and administrative expenses for Fiscal 2002 decreased to $2,325,184 from $4,726,570 during Fiscal 2001. The decrease was largely due to the Company's streamlining efforts and a reduction in management salaries and directors fees. Management expects these expenditures to be in conformance with budgeted amounts along with applying effective cost curtailment practices.

     Professional and consulting expenses for Fiscal 2002 were $108,364 these expenses primarily are the result of the recognition of stock granted for various services to the Company. The expense recognized is determined from the bid and ask price of the common stock at the date of the transaction.

     Interest expense for Fiscal 2002 decreased to $30,654 from $111,430 for Fiscal 2001. The decrease in interest expense was the direct result of a settlement of debt and discontinued business sectors.

     The loss for Fiscal 2002 was ($244,561) from discontinued operations reflects the abandonment of business sectors during the year ended June 30, 2002. The Movie Division segment was disposed in the year ended June 30, 2002. Due to changes in value of certain assets and liabilities, an additional loss was recognized in the year ended June 30, 2002. The loss on the ultimate disposition was greater than originally estimated and recognized in the year ended June 30, 2001. The Company in Fiscal 2001 incurred losses of approximately ($5,084,883) relative to net assets associated with the discontinued business segments abandoned or sold.

     As of June 30, 2002, MedCom had a federal net operating loss carry forward of $51,996,000 expiring 2011 to 2020. MedCom had a state net operating loss carry forward of $46,996,083 expiring from 2003 to 2005.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its working capital requirements from the sale-leaseback transactions and selling shares of its common stock in private placements. Cash used by operating activities for Fiscal 2002 was ($1,818,182) compared to ($5,582,734) for Fiscal 2001. The Company experienced losses from discontinued operations and abandonment of assets attributable to discontinued
business segments.    The Company's pared down operations will result in lower
accounts receivable and inventory levels. The Company receives payments from customers automatically through electronic fund transfers. Collection cycles are generally less than thirty days.

     Cash used for investing activities was ($303,362) for Fiscal 2002, compared to ($938,029) for Fiscal 2001. Streamlining operations and capital budget curtailment practices promoted a reduction in equipment purchases for the Company.

     Cash provided from financing activities was $2,148,972 in Fiscal 2002, compared to cash flows provided for financing activities of $4,477,160 for Fiscal 2001. Financing activities primarily consisted of proceeds from the sale of the Company's common stock, and proceeds from the sale-leaseback transactions during the fiscal period.

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

     The Company anticipates using the sale-leaseback transactions to continue funding its equipment terminals. However, management believes that the Company may require additional equity capital to settle older obligations and to fully implement its business plan and achieve sustained growth.

     The Company is delinquent on capital and operating lease obligations as well as obligations to employees, officers, vendors and other creditors as of June 30, 2002. The Company is attempting to negotiate settlements or make counter claims against most of these creditors. There can be no assurances that the Company will be successful in negotiating settlements and preventing creditors from filing claims and litigating for claims.

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

ITEM 7.  FINANCIAL STATEMENTS

MEDCOM USA, INC.



TABLE OF CONTENTS                                                        PAGE
-----------------                                                        ----

INDEPENDENT AUDITORS' REPORT:                                            F-2
     Epstein, Weber & Conover, PLC

CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Balance Sheet at June 30, 2002                         F-3

     Consolidated Statements of Operations for the years ended
       June 30, 2002 and 2001                                            F-4

     Consolidated Statements of Stockholders' Equity for the years
       ended June 30, 2002 and 2001                                      F-5

     Consolidated Statements of Cash Flows for the years ended
       June 30, 2002 and 2001                                            F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               F-7

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Stockholders and Board of Directors of MedCom USA, Inc.:

We have audited the accompanying consolidated balance sheet of MedCom USA, Inc. as of June 30, 2002 and the related statements of operations, stockholders' equity and cash flows for the each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MedCom USA, Inc. as of June 30, 2002, and the results of its operations and cash flows for each of the two years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

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



/s/  Epstein, Weber & Conover, PLC
     Scottsdale, Arizona
     February 3, 2003

MEDCOM USA, INC.
CONSOLIDATED BALANCE SHEET
JUNE 30, 2002
-------------

ASSETS
CURRENT ASSETS
   Cash                                                                  $     27,428
   Accounts receivable, net of allowance of $19,912                            41,303
   Due from affiliate                                                          82,000
   Inventories                                                                 64,748
   Prepaid expenses and other current assets                                    3,952
                                                                         -------------
      Total current assets                                                    219,431

PROPERTY AND EQUIPMENT, net                                                 1,458,295

GOODWILL, net of accumulated amortization of $322,575                         436,423

OTHER ASSETS                                                                   17,657
                                                                         -------------

    TOTAL ASSETS                                                         $  2,131,806
                                                                         =============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts payable                                                      $  1,118,579
   Accrued expenses and other liabilities                                     949,243
   Deferred revenue                                                           733,892
   Dividend payable                                                            23,750
   Notes payable - current portion                                            109,437
   Capital lease obligations - current portion                                312,193
                                                                         -------------
      Total current liabilities                                             3,247,094

CAPITAL LEASE OBLIGATIONS - long-term portion                                 898,685
                                                                         -------------
      Total liabilities                                                     4,145,779
                                                                         -------------

STOCKHOLDERS' EQUITY:
    Convertible preferred stock, Series A $.001par value, 52,900 shares
      designated, 4,250 issued and outstanding                                      4
    Convertible preferred stock, Series D $.01par value, 50,000 shares
      designated, 2,850 issued and outstanding                                     29
   Common stock, $.0001 par value, 80,000,000 shares authorized,
      36,879,866 issued and outstanding                                         3,688
   Paid in capital                                                         63,103,597
   Accumulated deficit                                                    (65,121,291)
                                                                         -------------
      Total stockholders' equity                                           (2,013,973)
                                                                         -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  2,131,806
                                                                         =============

The accompanying notes are an integral part of these consolidated financial statements.

MEDCOM USA, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED JUNE 30, 2002 AND JUNE 30, 2001
--------------------------------------------------

                                                                             2001          2000
                                                                         ------------  -------------
REVENUES:
   Terminal sales                                                        $   164,807   $    259,372
   Service                                                                   443,762        288,225
   Equipment lease                                                            38,945              -
                                                                         ------------  -------------
                                                                             647,514        547,597
COST OF SALES AND SERVICE                                                    193,767        572,296
                                                                         ------------  -------------
GROSS PROFIT                                                                 453,747        (24,699)

OPERATING EXPENSES:
     General and administrative expenses                                   2,325,184      4,726,570
     Sales and marketing expenses                                            141,162        571,460
     Royalties                                                               229,826        139,715
     Professional and consulting fees                                        108,364      8,004,107
     Depreciation and amortization                                           454,476        721,839
                                                                         ------------  -------------
         Total operating expenses                                          3,259,012     14,163,691
                                                                         ------------  -------------
OPERATING LOSS                                                            (2,805,265)   (14,188,390)
                                                                         ------------  -------------

OTHER (INCOME) AND EXPENSES
     Legal settlement and contingency expenses                                60,800        854,646
     Foreign currency translation                                                  -         33,708
     Interest expense                                                         30,654        111,430
     Interest income                                                               -        (18,344)
                                                                         ------------  -------------
        Total other expense                                                   91,454        981,440
                                                                         ------------  -------------

LOSS BEFORE DISCONTINUED OPERATIONS AND INCOME TAXES                      (2,896,719)   (15,169,830)

INCOME TAX (BENEFIT) PROVISION                                                     -              -
                                                                         ------------  -------------

LOSS FROM CONTINUING OPERATIONS                                           (2,896,719)   (15,169,830)

LOSS FROM DISCONTINUED OPERATIONS
  Loss from operations of discontinued segments, no income tax effect              -     (5,311,166)
  Loss from abandonment  of discontinued segments, no income tax effect     (244,561)    (5,084,883)
                                                                         ------------  -------------
       Total                                                                (244,561)   (10,396,049)
                                                                         ------------  -------------
NET LOSS                                                                 $(3,141,280)  $(25,565,879)
                                                                         ============  =============

NET LOSS PER SHARE:
 Basic:
 Continuing operations                                                   $     (0.11)  $      (1.97)
 Discontinued operations                                                       (0.01)         (1.35)
                                                                         ------------  -------------
    Total Basic                                                          $     (0.12)  $      (3.32)
                                                                         ============  =============

Diluted:
 Continuing operations                                                   $     (0.11)  $      (1.97)
 Discontinued operations                                                       (0.01)         (1.35)
                                                                         ------------  -------------
    Total Diluted                                                        $     (0.12)  $      (3.32)
                                                                         ============  =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                                                   27,439,138      7,692,708
                                                                         ============  =============

  Diluted                                                                 27,439,138      7,692,708
                                                                         ============  =============

The accompanying notes are an integral part of these consolidated financial statements.

MEDCOM USA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE
FOR THE YEARS ENDED JUNE 30, 2002 AND 2001
------------------------------------------

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

The accompanying notes are an integral part of these consolidated financial statements

MEDCOM USA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE
FOR THE YEARS ENDED JUNE 30, 2001 AND 2000 (CONTINUED)
------------------------------------------------------

                                                             \ ----------- PREFERED STOCK -----------\
                                       COMMON STOCK      PREFERRED A & B    PREFERRED C     PREFERRED D       PAID-IN
                                      SHARES    AMOUNT   SHARES  AMOUNT   SHARES  AMOUNT   SHARES  AMOUNT     CAPITAL
                                    ----------  -------  ------  -------  ------  -------  ------  -------  ------------
BALANCE JULY 1, 2001                13,858,773  $ 1,386   4,250  $     4       -  $     -   2,850  $    29  $61,227,466

Common stock issued to consultants
    for services rendered            1,050,000      105                                                         116,500

Common stock issued for cash         9,638,462      964                                                       1,241,636

Stock issued to employees
    and officers for compensation    5,786,500      579                                                         518,650

Common stock issued for penalties
    and dilution protection          6,546,130      655                                                            (655)

   Net loss
                                    ----------  -------  ------  -------  ------  -------  ------  -------  ------------
BALANCE
    JUNE 30, 2002                   36,879,865  $ 3,688   4,250  $     4       -  $     -   2,850  $    29  $63,103,597
                                    ==========  =======  ======  =======  ======  =======  ======  =======  ============

                                     ACCUMULATED   TRANSLATION
                                       DEFICIT     ADJUSTMENT      TOTAL
                                    -------------  -----------  ------------
BALANCE JULY 1, 2001                $(61,980,011)  $         -  $  (751,126)

Common stock issued to consultants
    for services rendered                                           116,605

Common stock issued for cash                                      1,242,600

Stock issued to employees
    and officers for compensation                                   519,229

Common stock issued for penalties
    and dilution protection                                              (0)

   Net loss                           (3,141,280)                (3,141,280)
                                    -------------  -----------  ------------
BALANCE
    JUNE 30, 2002                   $(65,121,291)  $         -  $(2,013,973)
                                    =============  ===========  ============

The accompanying notes are an integral part of these consolidated financial statements


                                F-5 (Continued)

MEDCOM USA, INC.
STATEMENT OF CASH FLOWS FOR THE
YEARS ENDED JUNE 30, 2002 AND 2001
----------------------------------

                                                                                   2002          2001
                                                                               ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss)                                                                   $(3,141,281)  $(25,565,879)
  Adjustments to reconcile net income to net cash
     (used in) operating activities:
  Loss from discontinued operations                                                             5,311,166
  Loss on abandonment of net assets of discontinued operations                     244,561      5,084,883
  Depreciation and amortization                                                    454,476        721,839
  Issuance of common stock as compensation for services                            635,834      7,924,714
  Value of common stock warrants granted as compensation for services                    -        856,818
  Write-off of notes receivable                                                          -        789,720
  Changes in assets and liabilities (net of discontinued business segments):
    Trade accounts receivable                                                      (17,067)       749,761
    Inventories                                                                    125,347         37,006
    Royalty advances                                                                     -        676,353
    Prepaid and other current assets                                                77,601        137,426
    Other assets                                                                    47,142         55,636
    Accounts payable                                                              (114,423)       607,326
    Accrued liabilities                                                           (235,121)       586,340
                                                                               ------------  -------------
     Cash used by continuing operations                                         (1,922,931)    (2,026,891)
     Cash provided (used) by discontinued operations                               104,749     (3,555,843)
                                                                               ------------  -------------
          Net cash  (used in) operating activities                              (1,818,182)    (5,582,734)
                                                                               ------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of  equipment                                                           (8,058)      (914,809)
  Purchases of terminals under capital leases                                     (253,304)
  Advances to affiliates                                                           (82,000)       (62,220)
  Proceeds from sale of assets in discontinued segments                             40,000              -
  Repayments under notes receivable                                                                39,000
                                                                               ------------  -------------
          Net cash (used in)  investing activities                                (303,362)      (938,029)
                                                                               ------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Bank overdraft                                                                    (60,574)        60,574
 Principal repayments on notes payable                                                   -        (10,563)
 Principal repayments on capital leases                                            (29,330)      (351,088)
 Proceeds from the exercise of options and warrants                                      -      1,742,185
  Proceeds from sale of common stock                                             1,242,813      3,036,052
 Proceeds from capital sale-leaseback transactions                                 996,063              -
                                                                               ------------  -------------
          Net cash provided by financing activities                              2,148,972      4,477,160
                                                                               ------------  -------------

INCREASE (DECREASE) IN CASH                                                         27,428     (2,043,603)
CASH, BEGINNING OF YEAR                                                                  -      2,043,603
                                                                               ------------  -------------
CASH, END OF YEAR                                                              $    27,428   $          -
                                                                               ============  =============

The accompanying notes are an integral part of these consolidated financial statements

MEDCOM USA, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS, (CONTINUED)
FOR THE YEAR ENDED JUNE 30, 2001 AND 2000
-----------------------------------------


SUPPLEMENTAL CASH FLOW INFORMATION:                     2002        2001
                                                     ----------  ----------
  Interest paid                                      $   25,615  $  111,430
                                                     ==========  ==========

  Income taxes paid                                  $      -0-  $   14,586
                                                     ==========  ==========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  Leaseholds acquired under a note payable           $      -0-  $   95,000
                                                     ==========  ==========

  Equipment acquired under capital leases            $1,108,378  $1,229,205
                                                     ==========  ==========

  Purchase of equipment with warrants                $      -0-  $   64,277
                                                     ==========  ==========

  Extinguishment of capital lease obligations by
    foreclosure on related equipment                 $1,121,399  $      -0-
                                                     ==========  ==========

    The accompanying notes are an integral part of these consolidated financial statements.


                                 F-6 (Continued)

MEDCOM USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2002
--------------------------------

1.   ORGANIZATION AND BASIS OF PRESENTATION

     MedCom USA, Inc. (the "Company"), formally Sims Communications, Inc., provides point-of-sale transaction terminals and personal computer based software to provide medical insurance eligibility verification, claims processing, and credit card/ATM charges and payments. The Company's customers are health care providers, primarily medical doctors' offices throughout the United States. During the year ended June 30, 2001, the company divested or abandoned all other business segments. The Company had also provided software based applications for health care billing management and "intelligent" vending services, primarily video rentals in hotels and motels. Those operations have been discontinued as of June 31, 2001.

     The accompanying financial statements represent the consolidated financial position and results of operations of the Company and includes the accounts and results of operations of the Company and its wholly owned subsidiaries; Sims Franchise Group Inc., Sims Communications International, Inc., JustMed.com, Inc., One Medical Service, Inc., and Link International Technologies, Inc., New View Technologies, Inc. and accounts of DCB Actuaries and Consultants, s.r.o. ("DCB") for the year ended June 30, 2001. The results of operations for the year ended June 30, 2002 include only the remaining active entities of MedCom USA, Inc., and New View Technologies, Inc., which was discontinued in the year ended June 30, 2002.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred material operating losses, has experienced severe cash flow deficiencies and has limited working capital reserves. The Company has a working capital deficit of $3,027,663 at June 30, 2002 and has defaulted on numerous operating and capital lease agreements and has material past due obligations. The Company is attempting to negotiate settlements and payment plans with creditors on much of the older past due obligations.

     The Company has divested of several business segments and expects to face many operating challenges in the near future. A new management team has instituted cost cutting measures. A major shareholder of the Company has provided capital to assist in meeting day-to-day operating expenses. The Company has begun to experience increased sales of its MedCard System and has generated cash through the use of sale-leaseback transactions connected to the sales of the terminals for the MedCard System. Management is attempting to attain a sustaining level of operating cash flow from the Company's MedCard operations while negotiating with creditors. The Company will then attempt to raise additional capital to grow the MedCard operations and settle with remaining creditors.

     Cash reserves and working capital at June 30, 2002 were essentially depleted. As discussed above, the Company is generating cash flow from sales activities and sale-leaseback transactions. Such cash flow is only recently provided some evidence that it is sufficient to cover current operating expenses. However, this level of cash flow does not permit the

     Company to retire prior debts or expand its operations. The Company believes that it needs additional cash, either from outside financing or expanded sales activities, in order to retire past due debts and significantly expand the Company's operations. If the Company is unable to produce sales as planned and/or raise additional investment capital to fully implement its business plan, it may jeopardize the ability of the Company to continue as a going concern.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash includes all short-term highly liquid investments that are readily
     ----
     convertible to known amounts of cash and have original maturities of three months or less. Net bank overdrafts are recorded as current liabilities.

     Principles of Consolidation: The consolidated financial statements include
     ----------------------------
     the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

     Inventories consist primarily POS terminals and spare parts that are held
     -----------
     for sale. Inventories are recorded at the lower of cost or market on a first-in, first-out basis.

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

     Gains are deferred on sale-leaseback transactions of terminals and are amortized in proportion to the amortization of the leased terminals, generally over the term of the related capital leases.

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

     Use  of  Estimates-  The  preparation of financial statements in conformity
     ------------------
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Intangible Assets at June 30, 2002 consist of goodwill associated with the
     -----------------
     Company's acquisition of MedCard for the difference between the purchase price of the acquired business and the fair value of the identifiable net assets. Goodwill is amortized on a straight-line basis over 5 years. Beginning in the fiscal year ended June 30, 2003, the Company will cease amortization of the goodwill.

     Research and Development costs are expensed as incurred.
     ------------------------

     Impairment of Long-Lived Assets is assessed by the Company for impairment
     -------------------------------
     whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets' net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

     Recently Issued Accounting Pronouncements:  In June 2001, the Financial
     -----------------------------------------
     Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The Company will be required to adopt SFAS No. 142 at the beginning of its 2003 fiscal year. The Company is currently reviewing the impact of adoption of SFAS 142, but, other than the ceasing of goodwill amortization, does not believe the adoption of such will have a material effect on the financial position and results of operations of the Company.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. The Company is currently reviewing the impact of adoption of SFAS 143, but does not believe the adoption of such will have a material effect on the financial position and results of operations of the Company.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company will be required to adopt SFAS No. 144 at the beginning of its 2003 fiscal year. SFAS No. 144 supersedes SFAS 121, but carries over most of its general guidance. The Company is currently reviewing the impact of adoption of SFAS 144, but does not believe the adoption of such will have a material effect on the financial position and results of operations of the Company. However, the provisions of SFAS will be applied to long-lived assets such as the URL.

3.   ACCOUNTS RECEIVABLE

     The Company's accounts receivable at June 30, 2002 consisted of:

          Medcard trade accounts receivable                          $    57,465
          Other                                                            3,750
               Total                                                      61,215
                                                                  --------------
               Less: Allowance for doubtful accounts                   ( 19,912)
                                                                  $       41,303
                                                                  ==============

     The Company estimates uncollectible account balances and provides an allowance for such estimates. The allowance for doubtful accounts at June 30, 2002, consists of an estimate for potentially uncollectible accounts in the MedCard division.

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

                                                      Carrying
                                                      Value at
                                         Impairment   June 30,
          Description         Segment       Loss        2001
          -----------------  ----------  -----------  ---------
          Goodwill           Medical     $   443,829  $   - 0 -
          Contracts          Medical           8,334      - 0 -
                               Healthcare
          Technology         Software      2,493,346      - 0 -
                               Healthcare
          Equipment          Software        287,123      - 0 -
          Equipment          Vending          77,773     16,847
                               Healthcare
          Leaseholds         Software        192,748      - 0 -
          DCB equipment and    Healthcare
             goodwill        Software      1,189,387      - 0 -
                                         -----------  ---------
              Total                      $ 4,692,540  $  16,847
                                         ===========  =========

     The impairment losses above have been included in discontinued operations for the year ended June 30, 2001. The $16,847 in vending equipment was disposed of in the year ended June 30, 2002.

     There were no additional impairment losses recorded in the year ended June 30, 2002, nor were there long-lived assets for sale remaining at June 30, 2002.

5.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at June 30, 2002:

         MedCard terminals              $1,114,378
         Software                          924,058
         Office and computer equipment     201,262
         Furnishings and fixtures          128,933
         Leasehold improvements              4,439
                                        -----------

         Total                           2,373,070
         Less accumulated depreciation    (914,775)
                                        -----------

           Property and equipment, net  $1,458,295
                                        ===========

     The MedCard terminals are capitalized under sale leaseback transactions (NOTE 7). The terminals are amortized on a straight line basis over four years. Software represents the cost of software acquired that operates the Company's MedCard System. The capitalized cost of the software is amortized on a straight line basis over five years. There were no additional costs capitalized as software development during the years ended June 30, 2002 and 2001.

6.   NOTES PAYABLE

     Notes payable at June 30, 2002 comprise the following:

         Convertible note payable to individual. The note
         bears interest at 8% per annum and is payable
         quarterly.  The note is convertible to common
         stock at $6.25 per share. The note had an original
         maturity date of February 1998 and is currently in
         default.                                             $ 25,000

         Note payable to landlord. Collateralized by
         leasehold improvements.  Original principal
         balance of $95,000.  The note bears interest at 9%
         per annum and requires monthly principal and
         interest payments of $1,999.  The Company has
         defaulted on the note, and the landlord has
         obtained a judgment which is being appealed.
                                                                84,437
                                                              --------

             Totals                                           $109,437
                                                              ========

     Both of the notes payable are in default as of June 30, 2002. A former landlord has obtained a court ordered judgment against the Company for the past due note, unpaid rent and legal fees. The Company is attempting to renegotiate and settle this obligation .


7.   CAPITAL LEASE OBLIGATIONS AND SALE-LEASEBACK TRANSACTIONS

     The Company leases many of its MedCard terminals under capital lease agreements. The Company also leases certain office and computer equipment under capital leases.

     The Company has entered into an arrangement with a third party lessor whereby the Company sells its terminals that are placed with customers to the lessor. The lessor in turn leases back the terminals. These transactions are recorded as sale-leaseback transactions. The leases between the Company and the lessor are accounted for as capital leases. The Company generates revenue from the terminals through monthly service fees and transaction fees. The value of the sale transaction between the Company and lessor is determined by Company's agreement with the customer relative to the number of terminals, length of the customer contract and monthly service fee due from the customer. The Company acquires terminals from its suppliers, programs the terminals with its software and sells the terminals to the lessor when it enters into an agreement with a customer for those specific terminals. Any gain on the sale transaction with the lessor is deferred and amortized proportionately with the capitalized asset. That period is generally four years, the typical length of the customer contract and the lease agreement. These leases are collateralized by the underlying equipment and, in addition, 1,000,000 shares of the Company's common stock.

     The following presents future minimum lease payments under the capital leases by year and the present value of minimum lease payments as of June 30, 2002:

       Years ended June 30:

                                                   Other
                                     Terminals    Equipment      Total
                                    -----------  -----------  -----------
                        2003        $  375,324   $  137,977   $  513,301
                        2004           375,324       53,892      429,216
                        2005           375,324                   375,324
                        2006           218,939                   218,939
                        2007                                           -
                                    -----------  -----------  -----------
Total minimum lease payments         1,344,911      191,869    1,536,780
Lees: amount representing interest    (306,918)     (18,984)    (325,902)

                                    -----------  -----------  -----------
Present value of minimum
    lease payments                  $1,037,993   $  172,885   $1,210,878
                                    ===========  ===========  ===========

     The Company defaulted on two capital lease agreements with an originally determined present value of minimum lease payments of $1,156,794 at June 30, 2001. The lessors foreclosed on this equipment in the year ended June 30, 2002. The Company estimated that the fair value of the equipment approximated the carrying value of obligations. However, the carrying value of the assets was greater than the fair value at the time of the foreclosure. The Company recognized a loss of $206,790 on the foreclosure of these assets and the related extinguishment of the obligations.

     Total cost of equipment under capital lease and related accumulated depreciation was $1,108,378 and $63,261 respectively at June 30, 2002.

8.   DISCONTINUED OPERATIONS

     In the year ended June 30, 2001, the Company determined that it would divest of or abandon the following operations and business segments:

                                                                            Revenues for
                                                                              the year
                                                                                ended
    Segment      Method of      Remaining Assets    Remaining Liabilities     June 30,
Identification    Disposal      at June 30,2001        at June 30,2001          2001
--------------  ------------  --------------------  ----------------------  -------------
DCB             Abandonment   NONE                  NONE                    $     157,955

Healthcare
Information                                         Capital lease
  Software      Abandon/Sale  Equipment $1,651,863  Obligations $ 995,175   $     685,991

Vending         Sale          Accounts              Accounts                $     731,831
                              Receivable $  91,000  Payable     $  53,000
                              Inventory     17,000
                              Equipment     17,000

     In August 2001, the Company sold the Vending segment to a former employee for $50,000 cash and the assumption of certain trade accounts payable. The Company maintained title to certain accounts receivable. The Company recognized an additional loss on this disposal of $31,715 in the year ended June 30, 2002. The Company has completed is disposal of this business segment as of June 30, 2002.

     Any other net assets of the above named segments were written -off because there was no expected realization from the carrying value of those net assets. The loss from these write-offs is included in the loss from abandonment of discontinued segments in the accompanying statement of operations for the year ended June 30, 2001. The Company is attempting to negotiate the capital lease obligations of the Healthcare Information Software segment by returning the equipment to the lessors. The Company is also attempting to sell the remaining equipment. In the year ended June 30, 2002, the Company recognized an additional loss on this disposal of $212,846. The Company has completed is disposal of this business segment as of June 30, 2002.

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


9.   INCOME TAXES

     The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. Income taxes for the years ended June 30, consisted of the following:

                                           2002          2001
                                       ------------  ------------
     Current tax (benefit) provision   $(1,584,102)  $(7,998,908)
     Deferred tax (benefit) provision    1,584,102     7,998,908
                                       ------------  ------------
      Total income tax provision       $     - 0 -   $     - 0 -
                                       ============  ============

     Net deferred tax assets of $22,758,997 less a valuation allowance of $22,714,638, relate primarily to net operating loss carryforwards and differences in book and tax bases of property and equipment, intangible assets and certain accruals. The net deferred income tax asset at June 30, 2002 is comprised of:

      Allowance for losses on accounts receivable              $      8,005
      Differences in liabilities                                    293,652
      Impairment of intangible assets                             1,958,860
      Net operating loss carryforwards                           20,498,480
                                                               -------------
               Deferred income tax asset                       $ 20,758,997
        Less:  valuation allowance                              (22,714,638)
                                                               -------------
        Total deferred income tax asset                              44,359

      Deferred income tax liability related to
        book/tax differences in bases of property and equipment     (44,359)
                                                               -------------

                           Net deferred income tax asset       $      - 0 -
                                                               =============

     Federal net operating loss carryforwards of $51, 996,000 expire from 2011 to 2021. State net operating loss carryforwards of $46,996,083 expire from 2003 to 2005. Due to the conditions discussed in Note 1, future utilization of the net operating losses is uncertain. The valuation allowance on the deferred income tax asset was increased by $1,231,242 in the year ended June 30, 2002.

     The differences between the statutory and effective tax rates is as follows for the years ended June 30,:

                                           2002               2001
                                      ----------------------------------------
     Federal statutory rates          $(1,068,035)  (34)%  $(8,692,399)  (34)%
     State income taxes                  (188,477)   (6)%   (1,661,782)   (6)%
     Valuation allowance for
        operating loss carryforwards    1,231,242     39%   10,364,396     40%
     Other                                 25,270      1%      (10,215)     -%
                                      ----------------------------------------
         Effective rate               $   ( - 0 -)   -0-%  $   ( - 0 -)     0%
                                      ========================================


10.  OPERATING LEASES

     The Company a leases its office space under long-term operating leases expiring through 2008. Rent expense under these leases was $185,323 and $334,913 for the years ended June

     30, 2002 and 2001, respectively. Subsequent to June 30, 2001, the Company defaulted on several of these operating leases and is attempting to negotiate settlements with landlords.

     Future minimum annual lease payments and sublease rentals under operating lease agreements for years ended June 30:

           2003             221,932
           2004             160,781
           2005             152,834
           2006             126,150
           2007             130,566
           Thereafter       100,773
                            -------

                           $893,036
                           ========

11.  STOCKHOLDERS' EQUITY

     During the year ended June 30, 2002, the Company issued 9,638,462 shares of shares of its commons stock for $1,242,600. Of that amount, 9,192,462 shares of the Company's common stock were sold to an entity controlled by the Company's president and chairman for $1,022,600.

     The Company had anti-dilution agreements with certain investors. These agreements required that the Company issue additional shares to theses investors should the stock price decline below specified levels or if the Company issued common stock in excess of specified amounts within a specified time frame. During the year ended June 30, 2002, the Company issued an additional 6,546,130 shares of its common stock to fulfill obligations under these agreements. Because these shares were contingently issuable at the time when the original shares were sold, no value has been ascribed to these shares in recording their issuance.

     During the year ended June 30, 2001, the Company declared a one-for-five reverse stock split. All shareholders of record as of May 9, 2001 returned five shares of the Company's common in exchange for one share. All per share amounts and number of shares for the two years ended June 30, 2001, have been restated to reflect the stock spilt retroactively to July 1, 1999.

     During the year ended June 30, 2001, the Company issued 2,767,235 shares of its common stock for cash in several private transactions. The aggregate cash proceeds received by the Company was $3,036,052 net of cash fund raising fees of $152,453. The transactions were priced from $0.01 to $2.00 per share.

     The Company has issued shares of its common stock as consideration to consultants for services rendered. The value of those shares was determined based on the trading value of the stock at the dates on which the agreements were made for the services. During the year ended June 30, 2002, the Company granted 1,050,000 shares of common stock to consultants valued at $116,605. Additionally during the year ended June 30, 2002, the Company granted 5,786,500 shares of its common stock to officers and employees valued at $519,229. During the year ended June 30, 2001, the Company issued 2,662,268 shares to consultants valued at $7,924,448. The value of these shares was expensed during each respective year.

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

     During the year ended June 30, 2001, the Company paid accrued dividends of $114,000 on the Series D preferred stock by the issuance of 61,965 shares of he Company's common stock. The Company did not declare its dividend on the preferred stock during the year ended June 30, 2002. At June 30, 2002, there was an undeclared and unpaid dividend on the Series D preferred stock of $114,000. Total accrued, but unpaid dividends related to the Series D preferred stock was $23,750 at June 30, 2002.

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

12.  COMMITMENTS AND CONTINGENCIES

     Employment Agreements

     The Company has entered into numerous employment agreements with officers and key employees. Generally, the employment agreements are for three-year periods and include, as potential additional compensation, incentive bonuses computed based upon Company's operations and other benefits, including such items as an automobile allowance, health and life insurance, vacation and sick pay benefits. In June 2000, the Company entered into employment agreements with several officers. These agreements were renegotiated in the year ended June 30, 2002. Total aggregate annual compensation under these agreements is $208,000. These individuals may be entitled to receive incentive bonuses and other benefits including health insurance, disability coverage, vacation and sick pay. These individuals received options to purchase a total of 25,000 shares of the Company's common stock at $3.00 per share with vesting on an annual basis over two years. The agreements terminate on June 19, 2003.

     Royalty Agreement

     In connection with the original licensing and subsequent acquisition of MedCard, the Company entered into a royalty agreement with the original Licensor. The royalty provisions of the license agreement remained in effect after the purchase. This agreement was amended in the year ended June 30, 2002. The Company will pay the Licensor 20% of qualified monthly revenues, less direct costs, generated by the licensed software. The original agreement required the Company to advance $550,000 of royalty fees payable to the Licensor and then retain as a credit 40% of the future monthly royalty payments until the advance is offset in full. During the year ended June 30, 2001, in anticipation of the new agreement, the Company wrote-off the remaining prepaid royalty and prepaid expense balance of $643,659.

     Consulting Agreements

     The Company has entered into various consulting agreements with outside consultants. These agreements entitle the consultant to issuances of common stock and options as well as cash compensation in exchange for consulting services relating to such things as raising additional debt and equity capital, software development, sales development, investor and public relations and general strategic business consulting. Most of these agreements were prepaid through the issuance of common stock or warrants. However, certain of these agreements included additional compensation on the basis of performance. The Company has cancelled all of these agreements and wrote-off all of the associated prepaid expense balances at June 30, 2001. The Company does not believe that it has any further obligation under these agreements. However, there have been certain claims made. Subsequent to June 30, 2002, the Company settled such claim resulting in an additional $98,000 accrual being made as of June 30, 2002. This agreement includes the return of 186,000 shares of the Company's common stock held by the consultant.

     Litigation

     Subsequent to June 30, 2001, several former employees filed complaints against the Company alleging unpaid payroll and breach of employment agreements. The total known claims being sought by the former employees at June 30, 2001 was approximately $175,000. The Company has accrued $104,000 associated with these claims at June 30, 2001. The Company believes that it has settled all former employee claims in amounts aggregating to an amount approximating the accrued amount of $104,000. A former officer has a claim remaining with the Company. The Company is attempting to settle this claim. At June 30, 2002, there was $164,000 accrued relating to this matter.

     Several landlords are seeking damages from the Company due to the Company due to the Company defaulting on several lease agreements. Certain landlords have obtained legal judgments against the Company. The total amount of such claims is $634,000 at June 30, 2001. The Company and its legal counsel believe that ultimate settlement will result in a much lower payout. The Company has accrued $208,000 associated with these claims at June 30, 2002. This amount was estimated on the basis of advice from legal counsel whom has settled several similar suits. However, the ultimate result of any settlement could vary significantly from this estimate.

     The Company had obligated shares of the Company's common stock and warrants exercisable into common stock under numerous consulting and fund raising agreements. Some such agreements obligated shares in cases of the occurrence of substantial dilution or price drop in the trading value of the Company's common stock. Management believes that it has fulfilled all such obligations. However, the Company has received claims related to these matters. One such claim alleges 1,066,666 shares of the Company's common stock is owed. Management believes that this claim has no merit. Management believes that there is a possibility that additional claims may arise.

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

     At June 30, 2002, there was approximately $700,000 estimated and accrued for claims related to the litigation matters described above.

13.  NET LOSS PER SHARE

     Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. Preferred stock dividends are subtracted from the net income to determine the amount available to common shareholders. Preferred stock convertible to 115,396 common shares and options and warrants exercisable into 3,863,975 shares of common stock were not considered in the calculation for diluted earnings per share for the year ended June 30, 2002 because the effect of their inclusion would be anti-dilutive. Preferred stock convertible to 115,396 common shares and options and warrants exercisable into 7,835,766 shares of common stock were not considered in the calculation for diluted earnings per share for the year ended June 30, 2001 because the effect of their inclusion would be anti-dilutive. The following presents the computation of basic and diluted loss per share from continuing operations:

                                                      2002                                   2001
                                                   ----------                              ---------
                                       (Loss)        Shares     Per share      (Loss)       Shares     Per share
                                    -------------  ----------  -----------  -------------  ---------  -----------
Net (Loss)                          $ (3,141,280)                           $(25,565,880)
Preferred stock dividends               (114,000)                               (114,000)
Discontinued operations                  244,561                              11,884,346
                                    -------------                           -------------
  Loss from continuing operations     (3,010,719)                            (13,795,534)
BASIC EARNINGS PER SHARE

Loss available to common
stockholders                        $ (3,010,719)  27,439,138  $    (0.11)  $ (7,274,239)  7,692,708  $    (1.97)

Effect of dilutive securities                N/A                                    N/A

DILUTED EARNINGS PER SHARE          $(13,795,534)  27,439,138  $    (0.11)  $ (7,274,239)  7,692,708  $    (1.97)

14.  RELATED PARTY TRANSACTIONS

     The Company's president and chairman is a significant shareholder of the Company. This individual controls another entity that is also a significant shareholder of the Company. During the year ended June 30, 2002, the Company moved its administrative offices into space occupied by this related entity that is a significant shareholder of the Company. The Company shares office space and management and administrative personnel with this related entity. The Company paid rent to the related entity of approximately $14,158 for the year ended June 30, 2002. Certain of the Company's personnel perform functions for the related entity but there was no allocation of personnel related expenses to the related entity in the year ended June 30, 2002.

     During the year ended June 30, 2002, the entity controlled by the Company's president and chairman acquired 9,192,462 shares of the Company's common stock for $1,022,600. During the year ended June 30, 2002, the Company advanced funds of $82,000 to this entity. This balance remains due and is reflected as a receivable at June 30, 2002 in the accompanying balance sheet.

     During the year ended June 30, 2001, the Company purchased $429,008 of computer equipment and implementation services from DSM.net, a company owned by an individual whom at the time was an officer of the Company.

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

     The Company has raised cash through sale-leaseback transactions. All of these transactions have been conducted through a single lessor.

16.  STOCK  BASED  COMPENSATION

     The Company issues stock options from time to time to executives, key employees and members of the Board of Directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for the stock options granted to employees. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 2002 and 2001, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                         2002          2001
                                                     ------------  -------------
     Net Loss - continuing operations                $(2,896,719)  $(15,169,830)
     Net Loss - discontinued operations              $  (244,561)  $(10,396,049)
                                                     ------------  -------------
     Total net loss - as reported                    $(3,141,280)  $(25,565,879)

     Pro-forma effect of stock based compensation    $   (44,657)  $    (81,685)
                                                     ------------  -------------

     Net Loss - pro forma                            $(3,185,937)  $(25,647,564)
                                                     ============  =============

             Loss per share - continuing operations  $     (0.11)  $      (1.97)
     Loss per share - discontinued operations        $     (0.01)  $      (1.35)
                                                     ------------  -------------
     Total loss per share - as reported              $     (0.12)  $      (3.32)

     Pro-forma effect of stock based compensation    $     - 0 -   $      - 0 -
                                                     ------------  -------------

     Loss per share - pro forma                      $     (0.12)  $      (3.32)
                                                     ============  =============

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for years ended June 30,:

                                       2001
                                      --------
             Dividend yield               None
             Volatility                147.88%
             Risk free interest rate     4.99%
             Expected asset life      3  years

     There were no options or warrants granted in the year ended December 31, 2002.

     The Company grants options under several stock option plans. The Company's Incentive Stock Option Plans, Non-Qualified Stock Option Plans and Stock Bonus Plans are collectively referred to as the "Plans". The following sets forth certain information as of June 30, 2002 concerning the stock options and stock bonuses granted by the Company pursuant to the Plans. Each option represents the right to purchase one share of the Company's Common Stock.

     ===========================================================================
                                       TOTAL SHARES RESERVED  REMAINING OPTIONS
                                          UNDER THE PLAN       UNDER THE PLAN

     1998 Incentive Stock Option Plan        1,500,000             400,167

     2000 Incentive Stock Option Plan        1,000,000             905,150

     2000 Non-Qualified Stock
     Option Plan                             2,000,000            1,820,575

     1999 Stock Bonus Plan                    900,000              833,250

     2000 Stock Bonus Plan                    500,000              500,000

     ---------------------------------------------------------------------------

     ===========================================================================

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

                                                            Weighted                Weighted
                                                             Average                 Average
                                                            Exercise                Exercise
                                                  2002        Price       2001        Price
                                              ------------  ---------  -----------  ---------

Options/warrants outstanding at
     Beginning of year                          7,835,766   $    6.99   3,000,981   $    2.08
Granted                                             - 0 -   $    5.32   5,995,905   $    5.32
Exercised                                           - 0 -                (924,651)
Terminated/Expired                             (3,971,791)               (236,469)
Options outstanding at end of year              3,863,975   $    6.99   7,835,766   $    6.99
Options exercisable at end of year              3,863,975   $    9.66   6,512,639   $    9.66
Options available for grant at end
  of year                                       4,787,142               3,392,542

                                              $   0.47 to              $  0.01 to
Price per share of options outstanding        $     40.00              $    42.80

Weighted average remaining contractual lives   2.94 years                    3.86

Weighted Average fair value of options
granted during the year                               N/A              $     0.33

     Range of exercise prices of options outstanding at June 30, 2002:

                                    Weighted                      Weighted
                      Number         Average        Number         Average
Exercise Price      Outstanding  Exercise Price   Exercisable  Exercise Price
------------------  -----------  ---------------  -----------  ---------------
0.47-$1.50           1,012,940  $          0.86    1,012,940  $          0.86
1.51-$3.00             505,282  $          2.41      505,282  $          2.41
3.01-$4.50             271,666  $          3.95      271,666  $          3.95
4.51-$6.00             408,913  $          4.58      408,913  $          4.58
6.01-$10.00            289,294  $          8.14      289,294  $          8.14
10.01-15.00            451,750  $          2.98      451,750  $          2.98
15.01 and greater      924,130  $         25.59      924,130  $         25.59

17.  EMPLOYEE BENEFIT PLAN

     The Company maintains a 401(k) profit sharing plan for its employees. Each United States based full-time employee is eligible to participate in that plan on the first day of the calendar quarter after completing ninety days of employment with the Company. A participating employee can contribute up to fifteen percent (15%) of their annual compensation, up to a maximum of the federally mandated limit. The Company matches 50% of the contributions on the first six percent (6%) of the employee's contribution up to a maximum of three percent (3%). Employees are fully vested on their own contributions and vest in the Company's contributions twenty percent (20%) per year over five years. The Company made expensed contributions to the plan $38,199 for the year ended June 30, 2001. The Plan was frozen subsequent to June 30, 2001.

18.  BUSINESS  SEGMENTS

     The Company previously had three reportable segments: intelligent vending machines, healthcare management software development and medical transaction processing. During the year ended June 30, 2001, the Company determined it would divest or abandon all business segments other than the medical transaction processing segment. Therefore, going forward, the Company will have only one reportable segment. At June 30, 2002, the Company operates only in the medical transaction processing segment with substantially all revenue generated in the United States.

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

                                                 Healthcare
                   Intelligent      Medical      Management
                     Vending      Transaction     Software       Corporate
                     Machines     Processing     Development     and Other     Consolidated
                   ------------  -------------  -------------  -------------  --------------
JUNE 30, 2001:

Net Revenues       $    713,264  $    547,597   $    843,881   $ (1,557,145)  $     547,597

Cost of Sales
  and services     $    404,842  $    479,962   $    474,873   $ (1,246,278)  $     113,399

Depreciation
  and
  amortization     $    285,749  $    327,190   $  1,650,743   $ (1,865,258)  $     398,424

Selling,
General and
Administrative               --            --             --   $ 13,717,308   $  13,717,308

Income (loss)
  from
  Operations
  Before Income
  Taxes            $     22,673  $   (259,555)  $ (1,281,735)  $(12,162,917)  $ (13,681,534)

Identifiable
  Assets           $    125,000  $  1,028,876   $  1,651,863   $    218,660   $   3,024,399

Expenditures
  for Long-Lived
  Assets           $      1,781  $    226,426   $  2,097,708   $         --   $   2,325,915

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

     For the years ended June 30, 2002 and 2001, there were no material concentrations of revenue to specific customers. One customer in the medical transaction processing segment, accounted for $886,756 of revenue in that segment for the year ended June 30, 2001, all of which was related to the licensing of the One Medical Services system and corresponding sales and services. One customer accounted for $249,739 of revenue in the healthcare management software development segment for the year ended June 30, 2001. This licensing arrangement was voided at June 30, 2001.

     Expenditures for long-lived assets include equipment acquired under capital leases.

19.  SUBSEQUENT  EVENTS

     In addition to matters discussed in other footnotes, the following events occurred subsequent to June 30, 2002:

     An entity that is controlled by the Company's chairman and chief executive officer has funded $144,000 to the Company in the form of loans. This balance is net of the $82,000 receivable from this entity reflected in the accompanying balance sheet as of June 30, 2002.

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

     The Company reports that, over the two past fiscal years and the subsequent interim period, it had no disagreements with its former accountant on any matter of accounting principles or practices financial statement disclosure; or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its report. No such scenario existed with the Registrant and its former accountant.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTOR AND EXECUTIVE OFFICER

     Mr. William P. Williams as of August 9, 2001 accepted the position of Chief Executive Officer and sole Director of the Company. Information representing Mr. Williams, is set forth below:

William P. Williams        49       Chairman, President, Chief Executive Officer

     The chief executive officer and sole director of the Company will hold office until additional members or officers are duly elected and qualified. The background and principal occupations of the sole officer and director of the Company is as follows:

     William P. Williams has been the Chairman, Chief Executive Officer, of MEDCOM USA since July 2001. He is also currently Chief Executive Officer and Chairman of the Board for American Nortel Communications, Inc., a publicly traded company located in Scottsdale, Arizona, which is in the business of long-distance telephone service domestically, as well as internationally. From 1983 to 1995, he was President and Chairman of the Board of Shelton Financial, Inc., a financial factoring firm headquartered in San Antonio, Texas. Mr. Williams has a Bachelor of Arts, and a Master of Business Administration in Finance from Baylor University.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT 9.A. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS:

     The Company is aware that all filings of Form 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's shares have not been timely and the Company has instituted procedures to ensure compliance in the future.

ITEM  10.  EXECUTIVE  COMPENSATION.

     The following table sets forth in summary form the compensation received by
(i) the Chief Executive Officer of the Company and (ii) by each other executive officers of the Company who received in excess of $100,000 during the fiscal years ended June 30, 2002 and 2001.

                             (1)                         Other Annual   Compensation   Options
        Name and           Fiscal    Salary     Bonus    Compensation   Stock Awards   Granted
   Principal Position       Year       (2)       (3)          (4)            (5)
-------------------------  -------  ---------  --------  -------------  -------------  -------
Mark Bennett,                2001   $208,765   $25,000             --             --   310,000
  President and Chief
  Executive Officer

Michael Malet,               2001   $167,552        --             --             --   310,000
  Vice President and
  Chief Operating Officer

Alan Ruben                   2001   $177,351   $25,000             --             --   125,000
  Chief Accounting
  and Financial Officer

Robert Stevens               2001   $115,004        --             --             --    32,000
  Director of Development
  and Information
  Technology

     (1) These executives represented prior management. There has been no executive compensation activity for fiscal 2002.

     (2)  The dollar value of base salary (cash and non-cash) received.

     (3)  The dollar value of bonus (cash and non-cash) received.

     (4) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property. Amounts in the table represent automobile allowances.

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

OPTIONS GRANTED DURING FISCAL YEAR ENDING JUNE 30, 2001

     The following tables set forth information concerning the options granted to executive officers during the fiscal year ended June 30, 2001, to the persons named below:

            Number of Shares
             Granted under    Type      Price Per   Expiration
     Name       Option      of Plan       Share        Date
--------------  -------  -------------  ----------  ----------
Mark Bennett    310,000  Incentive      $.47(a)(b)    05/29/06

Michael Malet   310,000  Incentive      $.47(a)(b)    05/29/06

Alan Ruben      125,000  Incentive      $.47(a)(b)    05/29/06

Robert Stevens   30,000  Incentive      $.47(a)(b)    05/29/06
                  2,000  Non-Qualified     3.00 0     03/01/05

(a). Options must be exercised before the date of expiration.
(b). Options may be exercised no later than 30 days subsequent to which option holders employment by the Company is terminated under the Plan.
*** Subsequent to June 30, 2002, all above employees were terminated and corresponding options cancelled.

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

STOCK  OPTION  AND  BONUS  PLANS

     The Company has Incentive Stock Option Plans, Non-Qualified Stock Option Plans and Stock Bonus Plans. A summary description of each Plan follows. In some cases these three Plans are collectively referred to as the "Plans". Management as of June 30, 2002 has not determined whether to continue or modify the existing Option and Bonus Plans.

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

SUMMARY

     The following sets forth certain information as of June 30, 2002, concerning the stock options and stock bonuses granted by the Company pursuant to its Plans. Each option represents the right to purchase one share of the Company's Common Stock.

                                      Total Shares  Shares Reserved    Shares       Remaining
                                        Reserved    for Outstanding   Issued As   Options/Shares
            Name of Plan               Under Plan        Options     Stock Bonus    Under Plan
------------------------------------  ------------  ---------------  -----------  --------------
2002 Incentive Stock Option Plan               -0-               --          -0-             -0-
2001 Incentive Stock Option Plan               -0-               --          -0-             -0-
2000 Incentive Stock Option Plan         1,000,000               --          N/A       1,000,000
------------------------------------  ------------  ---------------  -----------  --------------

2002 Non-Qualified Stock Option Plan           -0-               --           --             -0-
2001 Non-Qualified Stock Option Plan           -0-               --           --             -0-
2000 Non-Qualified Stock Option Plan     2,000,000               --          N/A       2,000,000
------------------------------------  ------------  ---------------  -----------  --------------

2002 Stock Bonus Plan                          -0-              -0-           --             -0-
2001 Stock Bonus Plan                          -0-              -0-          -0-             -0-
2000 Stock Bonus Plan                      500,000              N/A          -0-         500,000
------------------------------------  ------------  ---------------  -----------  --------------

STOCK  BONUSES
--------------

     The Company, in accordance with the terms of its Stock Bonus Plans, has issued shares of Common Stock to certain Company officers, employees, directors and consultants. The following persons (including former officers and directors) received shares of the Company's common stock as stock bonuses:

                     Shares Issued as Stock Bonus
                     ----------------------------
     Name                  2002  2001   2000
     ----                 ----  ----  -------
Mark Bennett                -0-   -0-   37,500
Michael Malet               -0-   -0-   37,500
Alan Ruben                  -0-   -0-   51,679
Robert Stevens              -0-   -0-    1,000
Other employees and
   consultants as a group   -0-   -0-  282,071
                           ----  ----  -------
                            -0-   -0-  409,750
                           ====  ====  =======

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of June 30, 2002 information with respect to the only persons owning beneficially 5% or more of the outstanding common stock and the number of and percentage of the outstanding shares owned is represented below:

        Name and Address       Shares Owned (1)      Common Stock
        ----------------       ----------------      ------------

William P. Williams                   4,796,500            19.2 %
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

ITEM  13.  EXHIBITS  AND  REPORTS.

EXHIBITS
--------

3.1     Articles of Incorporation (5)

3.2     Amendments to Articles of Incorporation - Fourth Article (5)

3.3     Amendment to Articles of Incorporation - Name Change (5)

4.1     Incentive Stock Option Plan (1)

4.2     Non-Qualified Stock Option Plan (1)

4.3     Stock Bonus Plans (1)

10.1    Agreement related to acquisition of Medcard System (2)

10.5    Licensing Agreement related to One Medical System (1)

10.18   Purchase Agreement - DSM (3)

10.19   Amendment to License Agreement - Dream Technologies, LLC (4)

16.1    Change in Certifying Accountants (5)
___________________________________________________

(1). Incorporated by reference to the same exhibit filed with the Company's Annual Report on Form 10-KSB/A for the year ending June 30, 1999.
(2). Incorporated by reference to the same exhibit filed with Amendment No. 2 to the Company's Registration Statement on Form S-3 (Commission File No. 333-71179).
(3). Incorporated by reference to the same exhibit filed with the Company's 8-K Report dated April 15, 2000.
(4). Incorporated by reference to the same exhibit filed with Amendment No. 5 to the Company's Registration Statement on Form S-3 (Commission File No. 333-71179)
(5). Incorporated by reference to the same exhibit filed with the Company's Annual Report on Form 10-KSB for the year ending June 30, 2001.


REPORTS ON FORM 8-K
-------------------

     One report on Form 8-K was filed in the fiscal quarter ended September 30, 2001. A Form 8-K filed on September 20, 2001 reported the dismissal of its independent accountants referenced herein as Exhibit 16.1, and announced retaining the independent accountants of Weber & Company, P.C., also known as Epstein, Weber & Conover, P.L.C.

ITEM 14.  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company maintains controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated, and reported to its management, including the chief executive officer to allow timely decisions regarding the required disclosures. Within the 90 days prior to the filing date of this report, MedCom's management, with the participation of its chief executive officer and corporate accounting, performed an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. This officer and management have concluded that such disclosure controls and procedures are effective at ensuring that required information is disclosed in the Company's reports.

CHANGES IN INTERNAL CONTROLS

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

ITEM 15.  SIGNATURES.

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                 CERTIFICATIONS

I, Bill Williams, certify that:
1.     I have reviewed this annual report on Form 10-KSB of MedCom USA, INC.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's corporate management and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is make known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's corporate management and I have disclosed, based on our most recent evaluation, to the registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's corporate management and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

MEDCOM USA, INC.

By /s/ W.P. Williams
   -------------------------
Chairman, President, CEO

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of MedCom USA, INC., (the "Company") on Form 10-KSB for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, That to the best of my knowledge:

               (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

               (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                MEDCOM USA, INC.

                              By /s/ W.P. Williams
                                 -----------------
                            Chairman, President, CEO
                   (Sole executive officer of the registrant)

                                February 14, 2003