Form 10QSB
period 2002-09-30
MEDCOM USA INC
filed 2003-02-21
CIK 907127

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                              --------------------
                                   FORM 10-QSB
                              --------------------

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

               For the transition period from N/A to N/A

                              ____________________

                           Commission File No. 0-25474
                              ____________________

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

     The number of shares of the issuer's common equity outstanding as of October 31, 2002 was 35,366,531 shares of common stock.

     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes               No   X
    -----            -----


                                 MEDCOM USA, INC.
                           INDEX TO FORM 10-QSB FILING
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS
     PART  I
     FINANCIAL  INFORMATION     PAGE

Item 1.  Financial Statements
    Balance Sheet
      As of September 30, 2002. . . . . . . . . . . . . . . . . . . . . .       3
    Statements of Operations
      For the Three Months Ended September 30, 2002
      and 2001. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4
    Statements of Cash Flows
      For Three Months Ended September 30, 2002
      and 2001. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5 - 6

    Notes to the Financial Statements . . . . . . . . . . . . . . . . . .  7 - 10

Item 2.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . 11 - 15


                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .      16

SIGNATURES

CERTIFICATION

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                MEDCOM USA, INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                            AS OF SEPTEMBER 30, 2002


ASSETS

CURRENT ASSETS                                                           $     58,493
   Accounts receivable, net of allowance of $18,861                            92,616
   Inventories                                                                  3,952
                                                                         -------------
   Prepaid expenses and other current assets                                  155,061
      Total current assets
                                                                            2,138,619
PROPERTY AND EQUIPMENT, net $1,081,980
                                                                              436,423
GOODWILL, net of accumulated amortization of $322,575
                                                                               17,657
                                                                         -------------
OTHER ASSETS
                                                                         $  2,747,760
                                                                         =============
    TOTAL ASSETS

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:                                                     $  1,165,633
   Accounts payable                                                           953,560
   Accrued expenses and other liabilities                                     151,607
   Bank overdraft                                                           1,272,409
   Deferred revenue                                                            23,750
   Dividend payable                                                           109,437
   Notes payable - current portion                                            475,274
   Capital lease obligations - current portion                                144,000
                                                                         -------------
   Note Payable - affiliate                                                 4,295,670
      Total current liabilities
                                                                            1,443,037
CAPITAL LEASE OBLIGATIONS - long-term portion
                                                                            5,738,707
                                                                         -------------
      Total liabilities

STOCKHOLDERS' EQUITY:
    Convertible preferred stock, Series A $.001par value, 52,900 shares             4
      designated, 4,250 issued and outstanding
    Convertible preferred stock, Series D $.01par value, 50,000 shares             29
      designated, 2,850 issued and outstanding
   Common stock, $.0001 par value, 80,000,000 shares authorized,                3,689
      36,890,000 issued and outstanding                                    63,103,813
   Paid in capital                                                        (66,098,482)
   Accumulated deficit                                                     (2,990,947)
                                                                         -------------
      Total stockholders' equity
                                                                         $  2,747,760
                                                                         =============
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

    The accompanying notes are an integral part of these consolidated financial statements.

                                MEDCOM USA, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                FOR THE QUARTER ENDED SEPTEMBER 30, 2002 AND 2001


                                                 2002          2001
                                             ------------  ------------
 REVENUES:
   Terminal sales                            $    33,275   $    67,152
   Service                                       191,814        47,891
   Equipment lease                                81,060             -
    Miscellaneous revenue                              -         6,829
                                             ------------  ------------
                                                 306,149       121,872
COST OF SALES AND SERVICE                         31,542        13,073
                                             ------------  ------------
GROSS PROFIT                                     274,607       108,799

OPERATING EXPENSES:
     General and administrative expenses         803,727       786,174
     Sales and marketing expenses                165,892           442
     Royalties                                    65,895             -
     Professional and consulting fees              4,900        27,760
     Depreciation and amortization               167,205       124,481
         Total operating expenses              1,207,619       938,857
                                             ------------  ------------
OPERATING LOSS                                  (933,012)     (830,058)
                                             ------------  ------------

OTHER (INCOME) AND EXPENSES
     Interest expense                             44,126         7,376
     Loss on disposal of assets                        -       135,762
     Interest income                                   -             -
                                             ------------  ------------
        Total other expense                       44,126       143,138
                                             ------------  ------------

INCOME TAX (BENEFIT) PROVISION                         -             -
                                             ------------  ------------

LOSS FROM CONTINUING OPERATIONS                 (977,138)     (973,196)

LOSS FROM DISCONTINUED OPERATIONS                      -       (23,189)
                                             ------------  ------------

NET LOSS                                        (977,138)     (996,385)

Prefered stock dividend                                -       (28,500)
                                             ------------  ------------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS       (977,138)   (1,024,885)
Foreign currency translation                           -             -
                                             ------------  ------------
TOTAL NET COMPREHENSIVE LOSS                 $  (977,138)  $(1,024,885)
                                             ============  ============

NET LOSS PER SHARE:
 Basic:
 Continuing operations                       $     (0.03)  $     (0.07)
 Discontinued operations                               -             -
                                             ------------  ------------
    Total Basic                              $     (0.03)  $     (0.07)
                                             ============  ============

Diluted:
 Continuing operations                       $         -   $         -
 Discontinued operations                               -             -
                                             ------------  ------------
    Total Diluted                            $         -   $         -
                                             ============  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                       35,316,531    14,300,775
                                             ============  ============

  Diluted                                     35,316,531    14,300,775
                                             ============  ============

    The accompanying notes are an integral part of these consolidated financial statements.

                                MEDCOM USA, INC.
                       STATEMENT OF CASH FLOWS (UNAUDITED)
                FOR THE QUARTER ENDED SEPTEMBER 30, 2002 AND 2001


                                                         2002         2001
                                                      -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss)                                          $ (977,138)  $(996,385)
  Adjustments to reconcile net income to net cash
     (used in) operating activities:
  Loss from discontinued operations                            -      23,189
  Loss on disposal of assets                                   -     135,762
  Depreciation and amortization                          167,205     124,481
  Changes in assets and liabilities:
    Trade accounts receivable                            (19,441)     (2,166)
    Inventories                                          (27,868)     29,914
    Prepaid and other current assets                           -      33,537
    Other assets                                               -      37,949
    Accounts payable                                      47,057     209,073
    Accrued liabilities                                   78,702     120,865
    Notes payable - affiliate                            144,000
                                                      -----------
     Cash used by continuing operations                 (587,483)   (283,781)
     Cash provided used by discontinued operations             -     (19,321)
                                                      -----------  ----------
          Net cash  used in operating activities        (587,483)   (303,102)
                                                      -----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of  software upgrades                         (28,153)          -
  Purchases of terminals under capital leases           (819,376)          -
  Advances to affiliates                                       -     (32,000)
  Repayments under notes receivable                       84,250           -
                                                      -----------  ----------
          Net cash used in  investing activities        (763,279)    (32,000)
                                                      -----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Bank overdraft                                          151,607     (60,574)
 Principal repayments on notes payable                         -      (2,848)
 Principal repayments on capital leases                  142,244           -
  Proceeds from sale of common stock                           -     420,100
 Proceeds from capital sale-leaseback transactions     1,032,095           -
                                                      -----------  ----------
          Net cash provided by financing activities    1,325,946     356,678
                                                      -----------  ----------

INCREASE (DECREASE) IN CASH                              (24,816)     21,576
CASH, BEGINNING OF PERIOD                                 24,816           -
                                                      -----------  ----------
CASH, END OF PERIOD                                   $        -   $  21,576
                                                      ===========  ==========

    The accompanying notes are an integral part of these consolidated financial statements.

                                MEDCOM USA, INC.
          CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) - CONTINUED
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


SUPPLEMENTAL CASH FLOW INFORMATION:


                     2002     2001
Interest paid      $43,626  $7,376
                   ===============

Income taxes paid  $   -0-  $  -0-
                   ===============

    The accompanying notes are an integral part of these consolidated financial statements.

                                MEDCOM USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    INTERIM PERIODS ENDED SEPTEMBER 30, 2002


1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements represent the financial position of MedCom USA, Inc. ("Company") as of September 30, 2002 and includes results of operations of the Company for the three months ended September 30, 2002 and cash flows for the three months ended September 30, 2002. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB.
Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments to these unaudited financial statements necessary for a fair presentation of the results for the interim period presented have been made. The results for the three months ended September 30, 2002 may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended June 30, 2002, including specifically the financial statements and notes to such financial statements contained therein.

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

Property and Equipment
----------------------

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 5 years.
The Company's leaseback transactions of processing terminals to healthcare providers are generally for a period of 48 months. Depreciation expense for the leased terminal assets are on the straight-line method over the term of the lease in amounts necessary to reduce the carrying amount of the terminal asset. Estimated and actual residual values are reviewed on a regular basis to determine that depreciation amounts are appropriate. Depreciation expense relating to leased terminal assets was $108,584 for the three months ended September 30, 2002.

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

Intangible Assets
-----------------

Intangible assets at September 30, 2002 consist of goodwill associated with the Company's acquisition of MedCard, and the difference between the purchase price of the acquired business and the fair value of the identifiable net assets.

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

Reclassifications
-----------------

Certain reclassifications have been made to the financial statements for the three months ended September 30, 2002, to conform with the presentation for accounts in the September 30, 2001 financial statements.

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

     The Company changed its name to MedCom USA, Inc. in October 1999. During the fiscal years of 1999 and continuing through 2000, the Company directed its efforts in medical information processing. As of September 30, 2002, the Company currently operates the MedCard System (MedCard) that is deployed through a point-of-sale terminal or personal computer offering electronic transaction processing, as well as insurance eligibility verification. The Company has aggressively focused on its primary operations in Electronic Data Interchange
(EDI) and core business in electronic Medical Transaction Processing.

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

TECHNICAL SUPPORT ASSISTANCE

          The Company offers multiple training options for its products and services and is easily accessed at www.Medcard.com. The online E-learning tools
                                   ---------------
enable health care professionals and health providers an opportunity to familiarize themselves with the H.I.P.A.A. (Health Insurance Portability and Accountability Act) mandates and compliance issues. Onsite training and teleconferencing, and technical support assistance are also features offered to health care providers. Also, a 24-hour terminal replacement program and system upgrades are offered.

MARKETING STRATEGY

     MedCard's marketing plan is built around a strategy of expanding its sales capacity by using experienced external Independent Sales Organizations (ISO) and putting less reliance on an internal sales force. MedCom has set-up these Independent Sales Organizations (ISOs) to market and distribute the MedCard System throughout the U.S. Currently, there are 16 active ISOs promoting the MedCard system, with an average ISO that contains approximately 10 Sales people, some selling the MedCard System exclusively. Financial service companies comprise an important sales channel that views the healthcare industry as an important growth opportunity. Only 6% of all healthcare payments are made with a credit card today, although according to a recent survey 55% of all consumers would prefer to pay doctor and hospital visits by credit/debit card.

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

     The Company has arranged its terms with this credit facility as an equipment lessor whereby the Company sells terminals to the lessor when it has obtained a service contract with a provider. Under these agreements, the Company is leasing back the processing terminals from the lessor and in turn leases them to the purchaser for a period of 48 months however; the customer may terminate the agreement after 12 months. The Company is accounting for the transactions as sale-leasebacks. The leases with the customers are inclusive with the monthly service contracts and are effectively accounted for as operating leases. Gains on terminal sales under sale-leaseback transactions are deferred and are being amortized to income in proportion to amortization of the assets, generally over the term of the lease with the credit facility generally for a period of 48 months. At September 30, 2002, the remaining deferred equipment gain of $1,272,409 is shown as "Deferred Revenue" in the Company's Balance Sheet. For the three months ended September 30, 2002, the total interest expense incurred by the Company under these leases was $43,626.

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

ADDITIONAL INFORMATION

     Medcom files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission's Internet site at www.sec.gov.
    -------

RESULTS OF OPERATIONS

Revenues for the quarter ended September 30, 2002 were $306,149 as compared to the quarter ended September 30, 2001 of $121,872. The Company has divested of all its business segments other than the MedCard business, which it intends to devote it full resources. Revenues are primarily derived from monthly service fees collected and revenues related to the leasing of terminal assets.

Cost of sales for the quarter ended September 30, 2002 was $31,542 as compared to quarter ended September 30, 2001 of $13,073. Margins have increased as the Company's sales and service offerings have increased in the area of medical transaction processing.

Selling expenses for the quarter ended September 30, 2002 was $165,892 as compared to the quarter ended September 30, 2001 of $442. This increase in expenses is directly attributed to the Company's aggressive marketing and outside sales organizations that market the Company's equipment and services.

General and administrative expenses for quarter ended September 30, 2002 was $803,727 as compared to quarter ended September 30, 2001 of $786,174. These expenses have slightly increased as promotional efforts to market and secure outside sales personnel to promote and sale the Company's equipment and services.

Interest expense for the quarter ended September 30, 2002 was $44,126 as compared to quarter ended September 30, 2001 of $7,376. Interest expense increased as a result of an increased volume of leased terminal assets by the Company.

No tax benefit was recorded on the expected operating loss for the quarter ended September 30, 2002 as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. For the quarter ended we do not expect to realize a deferred tax asset and it is uncertain, therefore we have provided a 100% valuation of the tax benefit and assets until we are certain to experience net profits in the future to fully realize the tax benefit and tax assets.

Net loss for the quarter ended September 30, 2002 was ($977,139) compared net loss for the quarter ended September 30, 2001 of ($1,024,885).

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the three months ended September 30, 2002, was ($587,483) as compared to cash used in operating activities for the three months ended September 30, 2001 of ($303,102). The Company has significantly reduced its operating cash requirements as streamlining of operations and cost curtailment measures were implemented and adhered to.

Cash used in investing activities for the three months ended September 30, 2002, was ($763,279) as compared to cash used in investing activities for the three months ended September 30, 2001 of ($32,000). There were significant terminal equipment sales-leaseback transactions for the leasing of terminal assets during the period ended September 30, 2002.

Cash provided in financing activities was $1,325,946 for the three months ended September 30, 2002 compared to cash provided from financing activities for the three months ended September 30, 2001 of $356,678. The Company has financed its equipment though the sales-leasebacking of terminals and as a result has increased its debt obligations.

SOURCES OF CAPITAL

     The Company has relied upon a significant shareholder to fund its operating cash flow deficiencies since June 30, 2001. Presently, this funding is accomplished in the form of loans to the Company. Management believes that current trends in its electronic transaction processing to the health care industries will provide positive cash flow in the near fiscal period to be self-sustaining from operations. The amount of such will be dependent upon the rate of growth experienced and demand for the Company's product and services.

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

     Management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded, as a representation that the future events, plans, or expectations contemplated will be achieved. The Company undertakes no obligation to publicly update, review, or revise any forward-looking statements to reflect any change in expectations or any change in events, conditions, or circumstances on which any such statements are based. Our filings with the Securities Exchange Commission, including the Form 10-KSB, and may be accessed at the SEC's web site, www.sec.gov.
                                           ------------

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     MedCom is involved in various legal proceedings and claims as described in our Form 10-KSB for the year ended June 30, 2002. No material developments occurred in any of these proceedings during the quarter ended September 30, 2002. The costs and results associated with these legal proceedings could be significant and could affect the results of future operations.


     ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS
--------

NO  REPORTS  ON  FORM  8-K

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                 CERTIFICATIONS

I, Bill Williams, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of MedCom USA, INC.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's corporate management and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's corporate management and I have disclosed, based on our most
recent    evaluation, to the registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's corporate management and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

MEDCOM USA, INC.

By /s/ W.P. Williams
   -----------------
Chairman, President, CEO

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this Quarterly Report of MedCom USA, INC., (the "Company") on Form 10-QSB for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, That to the best of my knowledge:

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

                                February 21, 2003