Form 10QSB
period 2002-12-31
MEDCOM USA INC
filed 2003-02-28
CIK 907127

================================================================================

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                              ____________________
                                   FORM 10-QSB
                              ____________________

          (Mark  One)
            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2002.

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

Yes               No     X
   -----------      -----------

     The number of shares of the issuer's common equity outstanding as of January 31, 2003 was 36,979,865 shares of common stock.

           Transitional Small Business Disclosure Format (check one):

Yes               No     X
   -----------      -----------

                                MEDCOM USA, INC.
                           INDEX TO FORM 10-QSB FILING
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION                         PAGE

Item 1.  Financial Statements
               Balance  Sheet
                    As  of  December  31,  2002 . . . . . . . . . . . . . . . .3
               Statements  of  Operations
                    For the Three and Six Months Ended December 31, 2002
                    and  2001 . . . . . . . . . . . . . . . . . . . . . . . . .4
               Statements  of  Cash  Flows
                    For  Six  Months  Ended December 31, 2002
                    and  2001 . . . . . . . . . . . . . . . . . . . . . . . . .5

               Notes  to the Financial Statements . . . . . . . . . . . . .6 - 9

Item 2.  Management's Discussion and Analysis of Financial
               Condition  and Results of Operations . . . . . . . . . . .10 - 15


                                     PART II
                                OTHER INFORMATION

Item 1.  Legal  Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 15

Item 3.  Control  and  Procedures . . . . . . . . . . . . . . . . . . . . . . 15

SIGNATURES

CERTIFICATION

                         PART I - FINANCIAL INFORMATION

ITEM  1  -  FINANCIAL  STATEMENTS

                                MEDCOM USA, INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                             AS OF DECEMBER 31, 2002

ASSETS
CURRENT ASSETS
   Cash                                                                  $     39,970
   Accounts receivable, net of allowance of $10,728                            86,802
   Inventories                                                                 26,756
   Prepaid expenses and other current assets                                    3,952
                                                                         -------------
      Total current assets                                                    157,480

PROPERTY AND EQUIPMENT, net $1,299,016                                      2,855,688

GOODWILL, net of accumulated amortization of $322,575                         436,423

OTHER ASSETS                                                                   17,657
                                                                         -------------

    TOTAL ASSETS                                                         $  3,467,248
                                                                         =============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts payable                                                      $  1,215,265
   Accrued expenses and other liabilities                                   1,005,211
   Deferred revenue                                                         1,862,415
   Dividend payable                                                            23,750
   Notes payable - current portion                                            109,437
   Capital lease obligations - current portion                                666,678
   Note Payable - affiliate                                                   329,000
                                                                         -------------
      Total current liabilities                                             5,211,756

CAPITAL LEASE OBLIGATIONS - long-term portion                               2,006,414
                                                                         -------------
      Total liabilities                                                     7,218,170
                                                                         -------------

STOCKHOLDERS' EQUITY:
   Convertible preferred stock, Series A $.001par value, 52,900 shares
      designated, 4,250 issued and outstanding                                      4
   Convertible preferred stock, Series D $.01par value, 50,000 shares
      designated, 2,850 issued and outstanding                                     29
   Common stock, $.0001 par value, 80,000,000 shares authorized,
      36,979,865 issued and outstanding                                         3,699
   Paid in capital                                                         63,129,803
   Accumulated deficit                                                    (66,884,457)
                                                                         -------------
      Total stockholders' equity                                           (3,750,922)
                                                                         -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  3,467,248
                                                                         =============


       See the accompanying notes to these unaudited financial statements.

                                MEDCOM USA, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
              FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2002

                                                Three Months Ended           Six Months Ended
                                                2002          2001          2002          2001
                                            ------------  ------------  ------------  ------------
REVENUES:

     Terminal sales                         $   200,507   $       935   $   233,782   $    68,087
     Service                                    362,153       133,677       634,987       181,568
     Miscellaneous revenue                            -         1,279             -         8,108
                                            ------------  ------------  ------------  ------------
                                                562,660       135,891       868,769       257,763
COST OF SALES AND SERVICE:                       41,288             -        72,830        13,073
                                            ------------  ------------  ------------  ------------
  GROSS PROFIT                                  521,372       135,891       795,939       244,690
OPERATING EXPENSES:
     General and administrative                 651,518       511,357     1,455,915     1,653,681
     Sales and marketing                        319,633             -       485,525         1,342
     Professional and consulting fees            22,500             -        27,400        27,760
     Royalties                                   22,093             -        87,989             -
     Depreciation and amortization              217,036        88,492       384,241       212,973
                                            ------------  ------------  ------------  ------------
  Total operating expenses                    1,232,780       599,849     2,441,070     1,895,756
                                            ------------  ------------  ------------  ------------
OPERATING LOSS                                 (711,408)     (463,958)   (1,645,131)   (1,651,066)
                                            ------------  ------------  ------------  ------------

OTHER (INCOME) AND EXPENSES
     Interest expense                            73,854           500       117,982         7,876
     Interest income                                  -             -             -             -
                                            ------------  ------------  ------------  ------------
   Total other expense                           73,854           500       117,982         7,876
                                            ------------  ------------  ------------  ------------
LOSS FROM CONTINUING OPERATIONS                (785,262)     (464,458)   (1,763,113)   (1,658,942)
  LOSS ON DISPOSAL OF ASSETS                          -             -             -      (105,646)
  INCOME (LOSS) FROM
  DISCONTINUED OPERATIONS                             -        42,829             -       (10,476)
                                            ------------  ------------  ------------  ------------

         NET LOSS                              (785,262)     (421,629)   (1,763,113)   (1,775,064)
  Preferred stock dividend                            -       (28,500)            -       (57,000)
                                            ------------  ------------  ------------  ------------

TOTAL NET COMPREHENSIVE LOSS                $  (785,262)  $  (450,129)  $(1,763,113)  $(1,832,064)
                                            ============  ============  ============  ============

NET LOSS PER SHARE:
  Basic:
     Continuing operations                  $     (0.02)  $     (0.02)  $     (0.05)  $     (0.08)
     Discontinued operations                          -             -             -             -
                                            ------------  ------------  ------------  ------------
Total Basic                                 $     (0.02)  $     (0.02)  $     (0.05)  $     (0.08)
                                            ============  ============  ============  ============

  Diluted:
     Continuing operations                  $     (0.02)  $     (0.02)  $     (0.05)  $     (0.08)
     Discontinued operations                          -             -             -             -
                                            ------------  ------------  ------------  ------------
  Total Diluted                             $     (0.02)  $     (0.02)  $     (0.05)  $     (0.08)
                                            ============  ============  ============  ============

Weighted Average Common Shares Outstanding
     Basic                                   36,979,865    26,175,713    36,929,865    21,524,998
                                            ============  ============  ============  ============
     Diluted                                 36,979,865    26,175,713    36,929,865    21,524,998
                                            ============  ============  ============  ============

         See the accompanying notes to these unaudited financial statements.

                                MEDCOM USA, INC.
                      STATEMENT OF CASH FLOWS (UNAUDITED)
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

                                                                  2002          2001
                                                              ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss)                                                  $(1,763,113)  $(1,775,064)
  Adjustments to reconcile net income to net cash
     (used in) operating activities:
  Loss from discontinued operations                                     -        10,476
  Loss on disposal of assets                                            -       105,646
  Depreciation and amortization                                   182,311       212,973
  Payment of expenses through the issuance of common stock         26,000       519,550
  Changes in assets and liabilities:
     Trade accounts receivable                                    (45,499)       46,841
     Inventories                                                 (181,718)       45,888
     Prepaid and other current assets                                   -        71,303
     Other assets                                                       -        (1,415)
     Accounts payable and accrued liabilities                     152,832       222,037
                                                              ------------  ------------
     Cash used by continuing operations                        (1,629,187)     (541,765)
     Cash provided by discontinued operations                           -        72,931
                                                              ------------  ------------
          Net cash  used in operating activities               (1,629,187)     (468,834)
                                                              ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment                                                -       (78,034)
  Purchase of  software upgrades                                  (55,041)            -
  Advances from affiliates                                        411,000       (82,000)
                                                              ------------  ------------
          Net cash provided (used) in  investing activities       355,959      (160,034)
                                                              ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments on capital leases                         (226,950)       (2,849)
  Proceeds from sale of common stock                                    -       619,600
  Proceeds from capital sale-leaseback transactions             1,512,720        78,034
  Payment on bank draft                                                 -       (60,574)
                                                              ------------  ------------
          Net cash provided by financing activities             1,285,770       634,211
                                                              ------------  ------------

INCREASE (DECREASE) IN CASH                                        12,542         5,343
CASH, BEGINNING OF PERIOD                                          27,428             -
                                                              ------------  ------------
CASH, END OF PERIOD                                           $    39,970   $     5,343
                                                              ============  ============

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                                 $   116,982   $     7,876
                                                              ============  ============
Income taxes paid                                                       -             -
                                                              ============  ============

       See the accompanying notes to these unaudited financial statements.

                                MEDCOM USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     INTERIM PERIODS ENDED DECEMBER 31, 2002

1.  BASIS  OF  PRESENTATION

     The accompanying unaudited financial statements represent the financial position of MedCom USA, Inc. ("Company") as of December 31, 2002 and includes results of operations of the Company for the six months ended December 31, 2002 and cash flows for the six months ended December 31, 2002. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments to these unaudited financial statements necessary for a fair presentation of the results for the interim period presented have been made. The results for the six months ended December 31, 2002 may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended June 30, 2002, including specifically the financial statements and notes to such financial statements contained therein.

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

The accounting policies followed by the Company, and the methods of applying those policies, which affect the determination of its financial position, results of operations or cash flows are summarized below:

Cash  and  Cash  Equivalents
----------------------------

Cash and cash equivalents include all short-term liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits.

Concentration  of  Credit  Risk
-------------------------------

The Company maintains its operating cash balances in banks in Islandia, New York, and in Scottsdale, Arizona. The Federal Depository Insurance Corporation
(FDIC) insures accounts at each institution up to $100,000.

Inventories
-----------

Inventories consist primarily of processing terminals that deploy the MedCard system, and demonstration terminals and spare parts that are held for sale. Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). Rapid technological change and new product introductions and enhancements could result in excess or obsolete inventory. To minimize this risk, the Company evaluates inventory levels and expected usage on a periodic basis and records adjustments as required.

Property  and  Equipment
------------------------

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 5 years. The Company's leaseback transactions of processing terminals to healthcare providers are generally for a period of 48 months. Depreciation expense for the leased terminal assets are on the straight-line method over the term of the lease in amounts necessary to reduce the carrying amount of the terminal asset. Estimated and actual residual values are reviewed on a regular basis to determine that depreciation amounts are appropriate. Depreciation expense relating to leased terminal assets was $267,343 for the six months ended December 31, 2002.

Assets  Held  under  Capital  Leases
------------------------------------

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

Amortization  of  Leasehold  Improvements
-----------------------------------------

Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Revenue  Recognition
--------------------

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

Comprehensive  Income
---------------------

Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such items consist primarily of foreign currency translation gains and losses.

Income  Taxes
-------------

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

Fair  Value  of  Financial  Instruments
---------------------------------------

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

Net  Loss  Per  Share
---------------------

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share.

Use  of  Estimates
------------------

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

Stock-Based  Compensation
-------------------------

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

Intangible  Assets
------------------

Intangible assets at December 31, 2002 consist of goodwill associated with the Company's acquisition of MedCard, and the difference between the purchase price of the acquired business and the fair value of the identifiable net assets.

Research  and  Development  Expenditures
----------------------------------------

Research and development costs are expensed as incurred.

Impairment  of  Assets
----------------------

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

Reclassifications
-----------------

Certain reclassifications have been made to the financial statements for the six months ended December 31, 2002, to conform with the presentation for accounts in the December 31, 2001 financial statements.

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

     The Company changed its name to MedCom USA, Inc. in October 1999. During the fiscal years of 1999 and continuing through 2000, the Company directed its efforts in medical information processing. As of December 31, 2002, the Company currently operates the MedCard System (MedCard) that is deployed through a point-of-sale terminal or personal computer offering electronic transaction processing, as well as insurance eligibility verification. The Company has aggressively focused on its primary operations in Electronic Data Interchange
(EDI) and core business in electronic Medical Transaction Processing.

MEDICAL  TRANSACTION  PROCESSING
--------------------------------

MEDCARD  SYSTEM

     The Company provides innovative technology-based solutions for the healthcare industry that enable users to efficiently collect, utilize, analyze and disseminate data from payers, health care providers and patients. The MedCard System currently operates through a point-of-sale terminal or a personal computer. The point-of-sale terminals are purchased from Hypercom Corporation (Hypercom). The MedCard System also operates in a PC version and an on-line version. The Company is in the process of assessing the feasibility of offering a service bundled package that would have the capability of processing unlimited claims and eligibility verification for monthly service fees.

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

TECHNICAL  SUPPORT  ASSISTANCE

     The Company offers multiple training options for its products and services and is easily accessed at www.Medcard.com. The online E-learning tools
                          ---------------
enable health care professionals and health providers an opportunity to familiarize themselves with the Health Insurance Portability and Accountability Act (HIPAA) and also the mandates and compliance issues. Onsite training and teleconferencing, and technical support assistance are also features offered to health care providers. Also, a 24-hour terminal replacement program and system upgrades are offered.

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

     The Company has arranged its terms with this credit facility as an equipment lessor whereby the Company sells terminals to the lessor when it has obtained a service contract with a provider. Under these agreements, the Company is leasing back the processing terminals from the lessor and in turn leases them to the purchaser for a period of 48 months however; the customer may terminate the agreement after 12 months. The Company is accounting for the transactions as sale-leasebacks. The leases with the customers are inclusive with the monthly service contracts and are effectively accounted for as operating leases. Gains on terminal sales under sale-leaseback transactions are deferred and are being amortized to income in proportion to amortization of the assets, generally over the term of the lease with the credit facility generally for a period of 48 months. At December 31, 2002, the remaining deferred equipment gain of $1,862,415 is shown as "Deferred Revenue" in the Company's Balance Sheet. For the six months ended December 31, 2002, the total interest expense incurred by the Company under these leases was $116,982.

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

ADDITIONAL  INFORMATION

     Medcom files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission's Internet site at www.sec.gov.
-----------

RESULTS  OF  OPERATIONS

Revenues for the quarter ended December 31, 2002 were $562,660 as compared to the quarter ended December 31, 2001 of $135,891. The Company has divested of all its business segments other than the MedCard business, which it intends to devote it full resources. Revenues are primarily derived from monthly service fees collected and revenues related to the leasing of terminal assets.

Cost of sales for the quarter ended December 31, 2002 was $41,288 as compared to quarter ended December 31, 2001 of $-0-. Margins have increased as the Company's sales and service offerings have increased in the area of medical transaction processing.

General and administrative expenses for quarter ended December 31, 2002 was $651,518 as compared to quarter ended December 31, 2001 of $511,357. These expenses have slightly increased as promotional efforts to market and secure outside sales personnel to promote and sale the Company's equipment and services.

Selling expenses for the quarter ended December 31, 2002 was $319,633 as compared to the quarter ended December 31, 2001 of $-0-. These expenses are directly attributed to the Company's aggressive marketing and outside sales organizations that market the Company's equipment and services.

Interest expense for the quarter ended December 31, 2002 was $73,854 as compared to quarter ended December 31, 2001 of $500. Interest expense increased as a result of an increased volume of leased terminal assets by the Company.

No tax benefit was recorded on the expected operating loss for the quarter ended December 31, 2002 as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. For the quarter ended we do not expect to realize a deferred tax asset and it is uncertain, therefore we have provided a 100% valuation of the tax benefit and assets until we are certain to experience net profits in the future to fully realize the tax benefit and tax assets.

Net loss for the quarter ended December 31, 2002 was ($785,262) compared net loss for the quarter ended December 31, 2001 of ($450,129).

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash used in operating activities for the six months ended December 31, 2002, was ($1,629,187) as compared to cash used in operating activities for the six months ended December 31, 2001 of ($468,834). The Company has significantly reduced its operating cash requirements as streamlining of operations and cost curtailment measures were implemented and adhered to.

Cash provided by investing activities for the six months ended December 31, 2002, was $355,959 as compared to cash used in investing activities for the six months ended December 31, 2001 of ($160,034). There were advances from an affiliate to fund operations for deficiencies in operating cash requirements as of December 31, 2002.

Cash provided by financing activities was $1,285,770 for the six months ended December 31, 2002 compared to cash provided by financing activities for the six months ended December 31, 2001 of $634,211. The Company has financed its equipment though the sales-leasebacking of terminals and as a result has increased its debt obligations.

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

     Management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded, as a representation that the future events, plans, or expectations contemplated will be achieved. The Company undertakes no obligation to publicly update, review, or revise any forward-looking statements to reflect any change in expectations or any change in events, conditions, or circumstances on which any such statements are based. Our filings with the Securities Exchange Commission, including the Form 10-KSB, and may be accessed at the SEC's web site, www.sec.gov.
                                           ------------

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     MedCom is involved in various legal proceedings and claims as described in our Form 10-KSB for the year ended June 30, 2002. No material developments occurred in any of these proceedings during the quarter ended December 31, 2002. The costs and results associated with these legal proceedings could be significant and could affect the results of future operations.

ITEM  3.  CONTROLS  AND  PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company maintains controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated, and reported to its management, including the chief executive officer, to allow timely decisions regarding the required disclosure. Within the 90 days prior to the filing date of this report, MedCom's management, with the participation of its chief executive officer performed an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Management has concluded that such disclosure controls and procedures are effective at ensuring that required information is disclosed in the Company's reports.

CHANGES IN INTERNAL CONTROLS

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

ITEM  6:  EXHIBITS  AND  REPORTS  ON  FORM  8-K

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

MEDCOM  USA,  INC.

By  /s/  W.P.  Williams
    -------------------
Chairman, President, CEO



CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this Quarterly Report of MedCom USA, INC., (the "Company") on Form 10-QSB for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, That to the best of my knowledge:

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

                                February 28, 2003