Form 10QSB
period 2003-03-31
MEDCOM USA INC
filed 2003-05-08
CIK 907127

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

               For the quarterly period ended March 31, 2003.

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

Yes               No       X
     --------         --------

     The number of shares of the issuer's common equity outstanding as of April 30, 2003 was 36,826,531 shares of common stock.

           Transitional Small Business Disclosure Format (check one):

Yes               No       X
     --------         --------

                                MEDCOM USA, INC.
                           INDEX TO FORM 10-QSB FILING
                    FOR THE NINE MONTHS ENDED MARCH 31, 2003

                                TABLE OF CONTENTS

                                     PART I
                           FINANCIAL INFORMATION                            PAGE

Item 1. Financial Statements
          Balance Sheet
                    As of March 31, 2003 . . . . . . . . . . . . . . . . . . .3
          Statements of Operations
                    For the Three and Nine Months Ended March 31, 2003
                    and 2002 . . . . . . . . . . . . . . . . . . . . . . . . .4
          Statements of Cash Flows
                    For Nine Months Ended March 31, 2003
                    and 2002 . . . . . . . . . . . . . . . . . . . . . . . . .5

          Notes to the Financial Statements. . . . . . . . . . . . . . . .6 - 9

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations. . . . . . . . . . . . . . . . . . . . .10 - 15


                                    PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .15

Item 3. Control and Procedures. . . . . . . . . . . . . . . . . . . . . . . .15

SIGNATURES

CERTIFICATION

                         PART I - FINANCIAL INFORMATION

ITEM  1  -  FINANCIAL  STATEMENTS

                                MEDCOM USA, INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                              AS OF MARCH 31, 2003

ASSETS
CURRENT ASSETS
  Cash                                                                   $     98,386
  Accounts receivable, net of allowance of $17,565                            115,580
  Inventories                                                                  18,068
  Prepaid expenses and other current assets                                       329
                                                                         -------------
     Total current assets                                                     232,363

PROPERTY AND EQUIPMENT, net of accum. deprec. $1,556,849                    3,294,828

GOODWILL, net of accumulated amortization of $322,575                         436,423

OTHER ASSETS                                                                   17,657
                                                                         -------------

    TOTAL ASSETS                                                         $  3,981,271
                                                                         =============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Accounts payable                                                       $  1,282,664
  Accrued expenses and other liabilities                                    1,139,459
  Dividend payable                                                             23,750
  Notes payable - current                                                     109,437
  Capital lease obligations - current portion                                 788,675
                                                                         -------------
     Total current liabilities                                              3,343,985

CAPITAL LEASE OBLIGATIONS - long-term portion                               2,363,566
 NOTE PAYABLE- affiliate                                                      624,833
  DEFERRED REVENUE                                                          2,238,638
                                                                         -------------
     Total liabilities                                                      8,571,022
                                                                         -------------

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, Series A $.001par value, 52,900 shares
    designated, 4,250 issued and outstanding                                        4
  Convertible preferred stock, Series D $.01par value, 50,000 shares
    designated, 2,850 issued and outstanding                                       29
  Common stock, $.0001 par value, 80,000,000 shares authorized,
    36,979,865 issued and outstanding                                           3,699
  Paid in capital                                                          63,129,803
  Accumulated deficit                                                     (67,723,286)
                                                                         -------------
     Total stockholders' equity                                            (4,589,751)
                                                                         -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  3,981,271
                                                                         =============

      See the accompanying notes to these unaudited financial statements.

                                MEDCOM USA, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
          FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002.

                                                Three Months Ended          Nine Months Ended
                                                2003          2002          2003          2002
                                            --------------------------  --------------------------
REVENUES:
     Terminal sales                         $   280,038   $    94,571   $   513,819   $   162,658
     Service                                    398,978       138,495     1,033,965       320,063
     Miscellaneous revenue                            -             -             -        11,074
                                            --------------------------  --------------------------
                                                679,016       233,066     1,547,784       493,795
COST OF SALES AND SERVICE:                       41,935        53,493       114,765        66,565
                                            --------------------------  --------------------------
  GROSS PROFIT                                  637,081       179,573     1,433,019       427,230
OPERATING EXPENSES:
     General and administrative                 755,919       186,920     2,211,834     1,840,601
     Sales and marketing                        237,348         1,247       722,873         2,589
     Professional and consulting fees            16,100        21,500        43,500        49,260
     Royalties                                   83,450       129,614       171,439       129,614
     Depreciation and amortization              257,832       107,242       642,073       320,215
                                            --------------------------  --------------------------
  Total operating expenses                    1,350,649       446,523     3,791,719     2,342,279
                                            --------------------------  --------------------------
OPERATING LOSS                                 (713,568)     (266,950)   (2,358,700)   (1,915,049)
                                            --------------------------  --------------------------

OTHER (INCOME) AND EXPENSES
     Interest expense                           125,140         4,729       243,122        12,604
     Interest income                                  -             -             -             -
                                            --------------------------  --------------------------
   Total other expense                          125,140         4,729       243,122        12,604
                                            --------------------------  --------------------------
LOSS FROM CONTINUING OPERATIONS                (838,708)     (271,679)   (2,601,822)   (1,927,653)
  LOSS ON DISPOSAL OF ASSETS                          -       (64,620)            -      (170,266)
  INCOME (LOSS) FROM
  DISCONTINUED OPERATIONS                             -             -             -       (10,476)
                                            --------------------------  --------------------------

          NET LOSS                             (838,708)     (336,299)   (2,601,822)   (2,108,395)
  Preferred stock dividend                            -             -             -             -
                                            --------------------------  --------------------------

TOTAL NET COMPREHENSIVE LOSS                $  (838,708)  $  (336,299)  $(2,601,822)  $(2,108,395)
                                            ==========================  ==========================

NET LOSS PER SHARE:
  Basic:
     Continuing operations                  $     (0.02)  $     (0.01)  $     (0.07)  $     (0.08)
     Discontinued operations                          -             -             -             -
                                            --------------------------  --------------------------
 Total Basic                                $     (0.02)  $     (0.01)  $     (0.07)  $     (0.08)
                                            ==========================  ==========================

  Diluted:
     Continuing operations                  $     (0.02)  $     (0.01)  $     (0.07)  $     (0.08)
     Discontinued operations                          -             -             -             -
                                            --------------------------  --------------------------
  Total Diluted                             $     (0.02)  $     (0.01)  $     (0.07)  $     (0.08)
                                            ==========================  ==========================

Weighted Average Common Shares Outstanding
     Basic                                   36,979,865    31,229,448    36,946,288    24,712,591
                                            ==========================  ==========================
     Diluted                                 36,979,865    31,229,448    36,946,288    24,712,591
                                            ==========================  ==========================

      See the accompanying notes to these unaudited financial statements.

                                MEDCOM USA, INC.
                       STATEMENT OF CASH FLOWS (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                                    2003          2002
                                                                ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss)                                                    $(2,601,822)  $(2,108,395)
  Adjustments to reconcile net income to net cash
     (used in) operating activities:
  Loss from discontinued operations                                       -        10,476
  Loss on disposal of assets                                              -       170,266
  Depreciation and amortization                                     642,074       320,215
  Payment of expenses through the issuance of common stock           26,000       636,050
  Changes in assets and liabilities:
     Trade accounts receivable                                      (74,277)       14,266
     Inventories                                                   (253,240)     (104,187)
     Prepaid and other current assets                                 3,623        58,387
     Other assets                                                         -        (1,415)
     Accounts payable and accrued liabilities                       354,361        (6,922)
     Deferred gain                                                 (346,583)       (7,556)
                                                                ------------  ------------
     Cash used by continuing operations                          (2,249,864)   (1,018,815)
     Cash provided by discontinued operations                             -       126,423
                                                                ------------  ------------
          Net cash used in operating activities                  (2,249,864)     (892,392)
                                                                ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of software                                             (78,058)            -
  Advances from/to affiliate                                        706,832      (112,000)
  Repayments on advances to affiliates                                    -        30,000
                                                                ------------  ------------
          Net cash provided by (used in) investing activities       628,774       (82,000)
                                                                ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments on capital leases                           (392,684)      (44,511)
  Proceeds from sale of common stock                                      -       839,985
  Principal repayments on notes payable                                   -        (2,849)
  Proceeds from capital sale-leaseback transactions               2,084,732       219,244
  Bank overdraft                                                          -       (37,477)
                                                                ------------  ------------
          Net cash provided by financing activities               1,692,048       974,392
                                                                ------------  ------------

INCREASE (DECREASE) IN CASH                                          70,958             -
CASH, BEGINNING OF PERIOD                                            27,428             -
                                                                ------------  ------------
CASH, END OF PERIOD                                             $    98,386   $         -
                                                                ============  ============

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                                   $   216,731   $    12,559
                                                                ============  ============
Income taxes paid                                                         -             -
                                                                ============  ============


      See the accompanying notes to these unaudited financial statements.

                                MEDCOM USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      INTERIM PERIODS ENDED MARCH 31, 2003

1.   BASIS  OF  PRESENTATION

     The accompanying unaudited financial statements represent the financial position of MedCom USA, Inc. ("Company") as of March 31, 2003 and includes results of operations of the Company for the nine months ended March 31, 2002 and cash flows for the nine months ended March 31, 2003. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments to these unaudited financial statements necessary for a fair presentation of the results for the interim period presented have been made. The results for the nine months ended March 31, 2003 may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended June 30, 2002, including specifically the financial statements and notes to such financial statements contained therein.

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

Property  and  Equipment
------------------------

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 5 years. The Company's leaseback transactions of processing terminals to healthcare providers are generally for a period of 48 to 60 months. Depreciation expense for the leased terminal assets are on the straight-line method over the term of the lease in amounts necessary to reduce the carrying amount of the terminal asset. Estimated and actual residual values are reviewed on a regular basis to determine that depreciation amounts are appropriate. Depreciation expense relating to leased terminal assets was $466,851 for the nine months ended March 31, 2003.

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

Deferred Gains on Sale Leasebacks: Gains related to processing terminal equipment sales in the form of sale-leaseback transactions are amortized generally over the lease term of 48 to 60 months and are recognized proportionately over the lease term. Gains are initially realized when terminals are sold to a third party that finances the terminals used by the Company's customers through the sale leaseback with the Company. The Company purchases the terminals from a supplier and when the Company enters into a service agreement with a customer, the customer may rent the terminal from the Company. When the customer rents the terminal, the Company generally will sell that terminal to the third party leasing company and in turn leases back that terminal.

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

Intangible  Assets
------------------

Intangible assets at March 31, 2003 consist of goodwill associated with the Company's acquisition of MedCard, and the difference between the purchase price of the acquired business and the fair value of the identifiable net assets.

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

Reclassifications
-----------------

Certain reclassifications have been made to the financial statements for the nine months ended March 31, 2003, to conform with the presentation for accounts in the March 31, 2002 financial statements.

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

     The Company changed its name to MedCom USA, Inc. in October 1999. During the fiscal years of 1999 and continuing through 2000, the Company directed its efforts in medical information processing. As of March 31, 2003, the Company currently operates the MedCard System (MedCard) that is deployed through a point-of-sale terminal or personal computer offering electronic transaction processing, as well as insurance eligibility verification. The Company has aggressively focused on its primary operations in Electronic Data Interchange
(EDI) and core business in electronic Medical Transaction Processing.

MEDICAL  TRANSACTION  PROCESSING
--------------------------------

MEDCARD  SYSTEM

     The Company provides innovative technology-based solutions for the healthcare industry that enable users to efficiently collect, utilize, analyze and disseminate data from payers, health care providers and patients. The MedCard System currently operates through a point-of-sale terminal or a personal computer. The point-of-sale terminals are purchased from Hypercom Corporation (Hypercom) and EFS Concord. The MedCard System also operates in a PC version and an on-line version. The Company is in the process of assessing the feasibility of offering a service bundled package that would have the capability of processing unlimited claims and eligibility verification for monthly service fees.

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

TECHNICAL  SUPPORT  ASSISTANCE

     The Company offers multiple training options for its products and services and is easily accessed at www.Medcard.com. The online E-learning tools enable
                          ---------------
health care professionals and health providers an opportunity to familiarize themselves with the Health Insurance Portability and Accountability Act (HIPAA) and also the mandates and compliance issues. Onsite training and teleconferencing, and technical support assistance are also features offered to health care providers. Also, a 24-hour terminal replacement program and system upgrades are offered.

MARKETING  STRATEGY

     MedCard's marketing plan is built around a strategy of expanding its sales capacity by using experienced external Independent Sales Organizations (ISO) and putting less reliance on an internal sales force. MedCom has set-up these Independent Sales Organizations (ISOs) to market and distribute the MedCard System throughout the U.S. Currently, there are 16 active ISOs promoting the MedCard system, with an average ISO that contains approximately 10-20 sales people, some selling the MedCard System exclusively. Financial service companies comprise an important sales channel that views the healthcare industry as an important growth opportunity. Only 6% of all healthcare payments are made with a credit card today, although according to a recent survey 55% of all consumers would prefer to pay doctor and hospital visits by credit/debit card.

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

     The Company has arranged its terms with this credit facility as an equipment lessor whereby the Company sells terminals to the lessor when it has obtained a service contract with a provider. Under these agreements, the Company is leasing back the processing terminals from the lessor and in turn leases them to the purchaser for a period of 48-60 months however; the customer may terminate the agreement after 12 months. The Company is accounting for the transactions as sale-leasebacks. The leases with the customers are inclusive with the monthly service contracts and are effectively accounted for as operating leases. Gains on terminal sales under sale-leaseback transactions are deferred and are being amortized to income in proportion to amortization of the assets, generally over the term of the lease with the credit facility generally for a period of 48 to 60 months. At March 31, 2003, the remaining deferred equipment gain of $2,238,638 is shown as "Deferred Revenue" in the Company's Balance Sheet. For the nine months ended March 31, 2003, the total interest expense incurred by the Company under these leases was $231,467.

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

ADDITIONAL  INFORMATION

     Medcom files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission's Internet site at www.sec.gov.
-----------

RESULTS  OF  OPERATIONS

Revenues for the quarter ended March 31, 2003 were $679,016 as compared to the quarter ended March 31, 2002 of $233,066. The Company has divested of all its business segments other than the MedCard business, which it intends to devote it full resources. Revenues are primarily derived from monthly service fees collected and revenues related to the leasing of terminal assets.

Cost of sales for the quarter ended March 31, 2003 was $41,935 as compared to quarter ended March 31, 2002 of $53,493. Margins have increased as the Company has decreased its service offerings and divesting of unprofitable business sectors. As a result, the Company's focus on medical transaction processing has increased its overall margins.

General and administrative expenses for quarter ended March 31, 2003 was $755,919 as compared to quarter ended March 31, 2002 of $186,920. These expenses have increased as promotional efforts to market and secure outside sales personnel to promote and sale the Company's equipment and services.

Selling expenses for the quarter ended March 31, 2003 was $237,348 as compared to the quarter ended March 31, 2002 of $1,247. These expenses are directly attributed to the Company's aggressive marketing and outside sales organizations that sale the Company's terminal equipment and services.

Interest expense for the quarter ended March 31, 2003 was $125,140 as compared to quarter ended March 31, 2002 of $4,729. Interest expense increased as a result of volume increases of leased terminal assets by the Company.

No tax benefit was recorded on the expected operating loss for the quarter ended March 31, 2003 as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. For the quarter ended we do not expect to realize a deferred tax asset and it is uncertain, therefore we have provided a 100% valuation of the tax benefit and assets until we are certain to experience net profits in the future to fully realize the tax benefit and tax assets.

Net loss for the quarter ended March 31, 2003 was ($838,708) compared net loss for the quarter ended March 31, 2002 of ($336,299).

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash used in operating activities for the nine months ended March 31, 2003, was ($2,249,864) as compared to cash used in operating activities for the nine months ended March 31, 2002 of ($892,392). Sales have increased along with purchases of terminal inventory. However, the Company has significantly reduced its operating cash requirements as streamlining of operations and cost curtailment measures have been implemented.

Cash provided by investing activities for the nine months ended March 31, 2003, was $628,774 as compared to cash used in investing activities for the nine months ended March 31, 2002 of ($82,000). There are terminal equipment sales recorded as sales-leaseback transactions and terminal software upgrade expenses that were incurred. The Company has been advanced from an affiliate in the form of loans to fund operations for deficiencies in operating cash requirements as of March 31, 2003.

Cash provided by financing activities was $1,692,048 for the nine months ended March 31, 2003 compared to cash provided by financing activities for the nine months ended March 31, 2002 of $974,392. The Company has financed its equipment though the sales-leasebacking of terminals and as a result has received proceeds.

SOURCES  OF  CAPITAL

     The Company has relied upon a significant shareholder to fund its operating cash flow deficiencies since June 30, 2001. Presently, this funding is accomplished in the form of loans to the Company. At March 31, 2003, an affiliated shareholder to the Company has advanced $625,000 to the Company. The loans are represented by unsecured notes, and carry interest at 9%. Accordingly, these loans are recorded as long-term debt in the accompanying financial statements. Management believes that current trends in its electronic transaction processing to the health care industries will provide positive cash flow in the near fiscal period to be self-sustaining from operations. The amount of such will be dependent upon the rate of growth experienced and demand for the Company's product and services.

     As noted above, the Company has secured an arrangement with a third party leasing company to provide funds upon the execution of a rental and service agreement with a customer. Generally, the health care provider customer will enter into an agreement with the Company to rent a terminal and subscribe to the transaction processing and insurance verification service. At that time, the Company will sell the terminal associated with the service contract to the lessor and then leaseback that terminal. The leasing transactions provide for funding to the Company to cover its cost of the terminal, placement of the terminal with the customer and a profit margin. The Company is generally required to pay the lease rentals to the lessor from 48 to 60 months. The source of funds for those repayments is the rental payments from the health care provider customer.

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

     Management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded, as a representation that the future events, plans, or expectations contemplated will be achieved. The Company undertakes no obligation to publicly update, review, or revise any forward-looking statements to reflect any change in expectations or any change in events, conditions, or circumstances on which any such statements are based. Our filings with the Securities Exchange Commission, including the Form 10-KSB, and may be accessed at the SEC's web site, www.sec.gov.
                                           ------------

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     MedCom is involved in various legal proceedings and claims as described in our Form 10-KSB for the year ended June 30, 2002. No material developments occurred in any of these proceedings during the quarter ended March 31, 2003. The costs and results associated with these legal proceedings could be significant and could affect the results of future operations.

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

MEDCOM  USA,  INC.

By  /s/  W.P.  Williams
    -------------------
Chairman,  President,  CEO

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this Quarterly Report of MedCom USA, INC., (the "Company") on Form 10-QSB for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, That to the best of my knowledge:

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

                                   May 8, 2003