Form 10KSB
period 2003-06-30
MEDCOM USA INC
filed 2003-09-25
CIK 907127

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(X)  ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE  SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2003

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

                     YES                        NO    X
                         -------                   -------

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for the most recent fiscal year were $2,199,823.

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on June 30, 2003, was approximately $5,749,267.

PART  I
-----------------------------------------------------------------

ITEM 1.     Description of Business

ITEM 2.     Description of Property

ITEM 3.     Legal Proceedings

ITEM 4.     Submission of Matters to a Vote of Security Holders


PART  II
-----------------------------------------------------------------

ITEM 5.     Market for Common Equity and Related Stockholder Matters

ITEM 6.     Management's Discussion and Analysis or Plan of Operation

ITEM 7.     Financial Statements

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.


PART  III
-----------------------------------------------------------------

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

OVERVIEW

     MedCom USA, Inc.(the "Company") a Delaware corporation was formed in August 1991 with the name Sims Communications, Inc. The Company's primary business was providing telecommunications services. In 1996 the Company introduced four programs to broaden the Company's product and service mix: (a) cellular telephone activation, (b) sale of prepaid calling cards, (c) sale of long distance telephone service and (d) rental of cellular telephones using an overnight courier service. With the exception of the sale of prepaid calling cards, these four programs were discontinued in December 1997. During the fiscal year of 1998, the Company diversified its operations and moved into the area of medical information processing.

     The Company changed its name to MedCom USA, Inc. in October 1999. During the fiscal years of 1999 and continuing through 2000, the Company directed its efforts in medical information processing. As of June 30, 2003, the Company currently operates the MedCard System (MedCard) that is deployed through a point-of-sale terminal or personal computer offering electronic transaction processing, as well as insurance eligibility verification. The Company has aggressively focused on its primary operations in Electronic Data Interchange
(EDI) and core business in electronic Medical Transaction Processing.

MEDCARD SYSTEM

     The Company provides innovative technology-based solutions for the healthcare industry that enable users to efficiently collect, use, analyze and disseminate data from payers, health care providers and patients. The MedCard System currently operates through a point-of-sale terminal or a personal computer. The point-of-sale terminals are purchased from Hypercom Corporation (Hypercom) and EFS Concord. The MedCard System also operates in a PC version and an on-line version. The Company is in the process of assessing the feasibility of offering a service bundled package that would have the capability of processing unlimited claims and eligibility verification for monthly service fees.

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

     The MedCard System can record and track encounters between patients and health care providers for performance evaluation and maintenance of records. After examining a patient the physician enters a patient's name, procedure code and diagnostic code at a nearby terminal. This information is then uploaded to MedCom's computer network, processed and transmitted back to the provider formatted in both summary and/or detailed reports, and as a result healthcare providers' reimbursements are accelerated and account receivables are reduced. The average time it takes the healthcare providers to collect payments from insurance carriers and plans decreases from an average of 89 days to 7-21 days. Health care providers will benefit from a 100% paperless claim processing system.

     As of June 30, 2003 the MedCard system was able to retrieve on-line eligibility and authorization information from approximately 150 medical insurance companies and electronically process and submit billings for its healthcare providers to over 1,700 companies. These insurance providers include CIGNA, Prudential, Oxford Health Plan, United Health Plans, Blue Cross, Medicaid, Aetna, Blue Cross/Blue Shield, and Prudential.

COMPETITION

     Competing health insurance claims processing and/or benefit verification systems include WebMD(HLTH), NDCHealth(NDC), Per-se Technologies(PSTI). There are similar companies that compete with the Company with respect to its financial transaction processing services performed by the MedCard system. These companies compete with the Company directly or to some degree. Many of these competitors are better capitalized than the Company, and maintain a significant market share in their respective industries.

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

     The Company is required to pay royalties to Dream equal to twenty percent of the first $1,000,000 of net monthly revenue and ten percentMWMark WeberI thought it was just a flat 20% of net monthly revenue in excess of $1,000,000. The term net revenues is defined as gross revenues received from the use of the MedCard software less (a) terminal lease costs (b) commissions payable to agents that place terminals with end users (c) network costs that include: i) claim fees payable to data vendors, ii) charges for verification of insurance coverage
iii) similar telecommunications charges related to obtaining claims processing and/or benefits verification information; and (d) cost of the terminal and shipping/handling.

SERVICE  AGREEMENTS

     During September 1998, the Company entered into a service agreement with WebMD/Envoy. This agreement encompasses the process of Electronic Data Interchange (EDI) and related services. The services provided are complimentary to the Company's core business, and accomplishes transaction processing services that allows healthcare providers and payers to process medical transactions quickly and accurately, and results in reduced administrative costs with the benefit of accelerated reimbursements to healthcare providers.

     During January 2002, the Company has entered into a service agreement with MedUnite. This alliance will encompass the utilization of proprietary technologies and will enhance the existing network of healthcare constituents. Strategically both companies share the same vision of transforming the healthcare transactions systems affecting how healthcare providers, health plans, and other groups transacting business with one another by significantly reducing claim and payment processing time, and reducing healthcare administrative costs.

     During February 2003, the Company has entered into a service agreement with HD Brous & Company. This agreement provides that HD Brous & Company act as financial advisor and investment banking representative on the Company's behalf. Upon the execution of the contract the Company granted to HD Brous & Company warrants to purchase up to four hundred thousand shares of the Company's common stock at an exercise price of $.50 per common share. The warrants will expire five years from the date of issuance.

PROCESSING TERMINAL LEASING AGREEMENTS

     The Company has entered into leasing agreements with LADCO Financial Group for the purpose of leasing processing terminals. The Company has pledged in collateral in connection with the lease agreements one-million restricted common shares of stock. These common stock shares would be surrendered upon the default of such leasing agreements. This pledge and granting of security interest was executed on January 3, 2002.

     The Company has arranged its terms with this credit facility as an equipment lessor whereby the Company sells terminals to the lessor when it has obtained a service contract with a provider. Under these agreements, the Company is leasing back the processing terminals from the lessor and in turn leases them to the purchaser for a period of 48-60 months however; the customer may terminate the agreement after 12 months. The Company is accounting for the transactions as sale-leasebacks. The leases with the customers are inclusive with the monthly service contracts and are effectively accounted for as operating leases. Gains on terminal sales under sale-leaseback transactions are deferred and are being amortized to income in proportion to amortization of the assets, generally over the term of the lease with the credit facility generally for a period of 48-60 months. At June 30, 2003, the remaining deferred equipment gain of $2,904,848 is shown as "Deferred Revenue" in the Company's Balance Sheet. For the year ended June 30, 2003, the total interest expense incurred by the Company under these leases was $407,200.

GROWTH STRATEGY

     The Company's strategy is to become one of the dominant electronic transaction processing vendors in the Healthcare markets. MedCom USA will focus on providing Health Plan Administrators, Healthcare Clearinghouses, and Healthcare Providers, financial as well as verification electronic transaction processing solutions. The Company's strategy to date has included large select markets for its products and services, however the Company will work with partners who will ensure national distribution of its products and services.

     On January 14, 2003 the Company announced a partnering with Paymentech to launch a national sales program for the Medcard system and Paymentech Financial Services. Significant elements of the partnering include marketing the Medcard system to Paymentech's existing healthcare customers, and also training to market the Medcard system.

     On June 3, 2003 the Company announced a service solutions partnering with Global eTelecom a leader in the Electronic Check Conversion (ECC) industry. This customized technology will enable subscribers of the Medcard system the ease and convenience to accept and process paper checks electronically. This process is similar to ease of processing of credit card transactions. Integrating this enhancement increases efficiencies for healthcare providers and insurers nationwide. Announced on June 4, 2003, LML Payment Systems in accord with Global eTelecom the licensor for check services from LML Payment Systems is pleased to accommodate this alliance.

     On June 16, 2003 the Company announces a joint-service offering with Moneris Solutions a comprehensive HIPAA-compliant solution for insurance eligibility verification, electronic referrals and electronic claims transaction processing. Moneris will integrate its bankcard platform with Medcom's POS hardware and delivery will be provided by United Processing Corporation. Both Moneris and United Processing Corporation are leaders in their respective industries.

ADDITIONAL INFORMATION

     The Company files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission's Internet site at www.sec.gov.
                 -----------

ITEM 2.  DESCRIPTION OF PROPERTY.

     As of fiscal year end June 30, 2003, the Company maintains its executive offices in Scottsdale, Arizona. The Company leases 1,317 square feet of office space for approximately $32,000 annually. The Company entered into a three-year lease in May 2002 for the Scottsdale facility. The Company also maintains a lease as of August 2003 in Irvine, California, for executive office space for approximately $775 a month. The Company also leases 5,906 square feet of office space in Islandia, New York, for approximately $104,389 annually; the lease expires March 31, 2008. In conjunction with the New York lease the Company maintains a sub-lease with Commercial Capital, Inc., which was executed on December 1, 2001, for approximately $24,000

     As of fiscal year end June 30, 2003, the Company had 34 employees of which approximately 29 are full-time equivalent employees as of June 30, 2003.

ITEM 3.  LEGAL PROCEEDINGS

     Subsequent to June 30, 2001, several former employees filed complaints against the Company alleging unpaid payroll and breach of employment agreements. The total known claims being sought by the former employees at June 30, 2001 was approximately $175,000. The Company believes that it has settled all former employee claims in amounts aggregating to an amount approximating the accrued amount of $104,000. A former officer has a claim remaining with the Company. The Company is attempting to settle this claim. At June 30, 2003, there was $164,000 accrued relating to this matter.

     Several landlords are seeking damages from the Company due to the Company defaulting on several lease agreements. Certain landlords have obtained legal judgments against the Company. The total amount of such claims was $634,000. The Company and its legal counsel believe that ultimate settlement will result in a much lower payout. The Company has accrued $208,000 associated with these claims at June 30, 2003. This amount was estimated on the basis of advice from legal counsel whom has settled several similar suits. However, the ultimate result of any settlement could vary significantly from this estimate.

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

At June 30, 2003, there was approximately $553,000 estimated and accrued for claims related to the litigation matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company submitted no matters to a vote of its security holders during the fiscal year ended June 30, 2003.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     MedCom common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System ("Electronic Bulletin Board) and can be accessed on the Internet at www.otcbb.com under the symbol "EMED."
-------------

     At June 30, 2003, there were 36,792,878 shares of common stock of MedCom outstanding and there were approximately 476 shareholders of record of the Company's common stock.

     The following table sets forth for the periods indicated the high and low bid quotations for MedCom's common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

FISCAL 2003                       HIGH BID   LOW BID
-----------                       --------   -------
Quarter Ended June 30, 2003       $    1.05     $0.39

Quarter Ended March 31, 2003           0.50      0.14

Quarter Ended December 31, 2002        0.35      0.14

Quarter Ended September 30, 2002       0.35      0.19


FISCAL 2002                       HIGH BID   LOW BID
-----------                       --------   -------

Quarter Ended June 28, 2001       $    0.25  $   0.25

Quarter Ended March 28, 2001           0.18      0.14

Quarter Ended December 28, 2000        0.03      0.03

Quarter Ended September 28, 2000       0.11      0.10

     MedCom has never paid dividends on any of its common stock shares. MedCom does not anticipate paying dividends at any time in the foreseeable future and any profits will be reinvested in MedCom's business. MedCom's Transfer Agent and Registrar for the common stock is Corporate Stock Transfer located in Denver, Colorado.

SALE OF UNREGISTERED SECURITIES

     During February 2003, the Company has entered into a service agreement with a consultant, whereby the consultant will act as financial advisor and investment banking representative on the Company's behalf. Upon the execution of the contract the Company granted the consultant warrants to purchase up to four hundred thousand shares of the Company's common stock at an exercise price of $.50 per common share. The warrants expire five years from date of issuance. The persons who acquired these warrants were fully informed and advised about matters concerning the Company, including the Company's business, financial affairs and other matters.

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

Statement of Operations Data:
-----------------------------

                                    Years  Ended  June  30,
                                   --------------------------
                                       2003          2002
                                   ------------  ------------
Revenues                           $ 2,199,823   $   647,514
Cost of Sales and Services            (222,181)     (193,767)
Operating and other
    Expenses                        (5,701,779)   (3,350,466)
Loss from Discontinued Operations          -0-      (244,561)
                                   ------------  ------------
Net Loss                           $(3,724,137)  $(3,141,280)
                                   ============  ============

Balance  Sheet  Data:
---------------------

                                        June  30,
                                --------------------------
                                    2003          2002
                                ------------  ------------
Current Assets                  $   443,222   $   219,431
Total Assets                    $ 5,104,010   $ 2,131,806
Current Liabilities             $ 4,706,744   $ 3,247,094
Non-Current Liabilities         $ 5,960,775   $   898,685
Total Liabilities               $10,667,519   $ 4,145,799
Working Capital (Deficit)       $(4,263,522)  $(3,027,663)
Shareholders' Equity (Deficit)  $(5,563,509)  $(2,013,973)

The Company has declared no common stock dividends since its inception.

FISCAL  2003  OPERATIONS
------------------------

General. As of June 30, 2003, the Company currently utilizes the MedCard System that is deployed through a processing terminal, PC software, or online processing, and offers electronic transaction processing to the health care industries. MedCom USA continues to focus on its primary operations and core business in medical transaction processing.

YEAR  ENDED  JUNE  30,  2003
----------------------------

RESULTS  OF  OPERATIONS

     FISCAL YEAR END JUNE 30, 2003, COMPARED TO FISCAL YEAR END JUNE 30, 2002.

     Revenues for Fiscal 2003 increased to $2,199,823 from $647,514 during Fiscal 2002. This increase in revenue is directly the result of changes in the Company's strategic direction in core operations. This included discontinuing declining or unprofitable business sectors and officer and management changes. The Company continues to aggressively pursue and devote its resources and focus
its direction in electronic transaction processing.   The Company's agreement
with its credit facility in connection with the sale-leaseback transactions therewith, the Company must defer revenue gains on the sale of the terminals. Those gains are generally recognized over a period of 48-60 months.

     Selling expenses for Fiscal 2003 increased to $1,135,364 from $141,162 during Fiscal 2002. This increase is primarily the result of marketing efforts and includes commissions to outside Independent Sales Organizations ("ISO's") that markets the Company's products and services.

     General and administrative expenses for Fiscal 2003 increased to $2,623,642 from $2,325,184 during Fiscal 2002. This increase is attributed to the Company's hiring of additional employees as growth has occurred in the area of providing technical support for our products and services in relation to the increases in sales.

     Professional and consulting expenses for Fiscal 2003 increased to $253,155 from $108,364 during Fiscal 2002. These expenses primarily are the result of the recognition of stock/warrants granted for various services to the Company. The expense recognized is determined from the bid and ask price of the common stock at the date of the transaction.

     Interest expense for Fiscal 2003 increased to $438,099 from $30,654 for Fiscal 2002. This increase is a result of increased sales volume and sales-leaseback transactions with the Company's credit facility. Also, expenses were incurred and paid on notes the Company has outstanding.

     The loss for Fiscal 2003 was ($3,724,137) from ($3,141,280) for Fiscal 2002. Sales and marketing expenses along with interest expenses have increased for Fiscal 2003. The Company has incurred these marketing and sales expenses in relation to increased demand for the Company's products and services.

     As of June 30, 2003, MedCom had a federal net operating loss carry forward of $56,215,000 expiring 2011 to 2022. MedCom had a state net operating loss carry forward of $51,214,000 expiring from 2004 to 2007. MWMark WeberDoug:
You are supposed to leave in the discussion on the comparison of 2000 to 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its working capital requirements from the sale-leaseback transactions and selling shares of its common stock in private placements. Cash used in operating activities for Fiscal 2003 was ($3,303,080) compared to ($2,042,289) for Fiscal 2002. The Company experienced losses from discontinued operations and abandonment of assets attributable to discontinued
business segments.    The Company's pared down operations will result in lower
accounts receivable and inventory levels. The Company receives payments from customers automatically through electronic fund transfers. Collection cycles are generally less than thirty days.

     Cash provided by investing activities was $754,489 for Fiscal 2003, compared to cash used in investing activities of ($50,058) for Fiscal 2002. Streamlining operations and capital budget curtailment practices promoted a reduction in equipment purchases for the Company.

     Cash provided by financing activities was $2,575,623 in Fiscal 2003, compared to $2,119,775 for Fiscal 2002. Financing activities primarily consisted of proceeds from the sale-leaseback transactions during the fiscal period.

     The Company has relied upon a significant shareholder to fund its operating cash flow deficiencies since August 2001. An entity that is controlled by the Company's chairman and chief executive officer has funded $1,022,600 as of June 30, 2002, to the Company in the form of common stock purchased at the closing price as of the date the funds are transferred to the Company.

     As of June 30, 2003 the Company maintains a note payable to this entity for the amount of $778,300 including accrued interest. The Company requires capital to finance the purchases of the electronic terminals, and the future amounts of such requirements will be dependent upon the rate of growth experienced. The Company has been successful in obtaining lease financing for its equipment. The nature of the business is such that large accounts receivable balances are not carried. Management believes that current trends in its electronic transaction processing to the health care industries business will provide cash flow to be self-sustaining from operations.

     The Company is delinquent on operating lease obligations as well as obligations to other creditors as of June 30, 2003. The Company is attempting to negotiate settlements or make counter claims against most of these creditors. There can be no assurances that the Company will be successful in negotiating settlements and preventing creditors from filing claims and litigating for claims.

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

ITEM 7.  FINANCIAL STATEMENTS

MEDCOM USA, INC.


TABLE OF CONTENTS                                                           PAGE
-----------------                                                           ----

  INDEPENDENT AUDITORS' REPORT:                                              F-2
      Epstein, Weber & Conover, PLC

  CONSOLIDATED FINANCIAL STATEMENTS:
     Consolidated Balance Sheet at June 30, 2003                             F-3

     Consolidated Statements of Operations for the years ended
     June 30, 2003 and 2002                                                  F-4

     Consolidated Statements of Stockholders' Equity for the years ended
     June 30, 2003 and 2002                                                  F-5

     Consolidated Statements of Cash Flows for the years ended
     June 30, 2003 and 2002                                                  F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   F-7

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Stockholders and Board of Directors of MedCom USA, Inc.:

We have audited the accompanying consolidated balance sheet of MedCom USA, Inc. as of June 30, 2003 and the related statements of operations, stockholders' equity and cash flows for the each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MedCom USA, Inc. as of June 30, 2003, and the results of its operations and cash flows for each of the two years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company continues to incur operating losses and has limited working capital reserves. The Company has begun to generate revenue from its electronic transaction business segment but expects to face many operating challenges in the future. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are discussed in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



/s/  Epstein,  Weber  &  Conover,  PLC
     Scottsdale,  Arizona
     September  18,  2003

MEDCOM USA, INC.
CONSOLIDATED BALANCE SHEET
JUNE 30, 2003
------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
   Cash                                                                  $     54,460
   Accounts receivable, net of allowance of $37,530                           189,612
   Inventories                                                                196,023
   Prepaid expenses and other current assets                                    3,127
                                                                         -------------
     Total current assets                                                     443,222

PROPERTY AND EQUIPMENT, net                                                   268,656

PROCESSING TERMINALS, net                                                   3,938,052

GOODWILL, net of accumulated amortization of $322,575                         436,423

OTHER ASSETS                                                                   17,657
                                                                         -------------
     TOTAL ASSETS                                                        $  5,104,010
                                                                         =============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts payable                                                      $  1,359,049
   Accrued expenses and other liabilities                                   1,344,802
   Deferred revenue                                                           817,077
   Dividend payable                                                            23,750
   Notes payable - current portion                                            109,437
   Capital lease obligations - current portion                              1,052,629
                                                                         -------------
     Total current liabilities                                              4,706,744

CAPITAL LEASE OBLIGATIONS - long-term portion                               3,094,696
DEFERRED REVENUE - long-term portion                                        2,087,771
NOTE PAYABLE - affiliate                                                      778,308
                                                                         -------------
     Total liabilities                                                     10,667,519
                                                                         -------------

STOCKHOLDERS' DEFICIT:
   Convertible preferred stock, Series A $.001par value, 52,900 shares
     designated, 4,250 issued and outstanding                                       4
   Convertible preferred stock, Series D $.01par value, 50,000 shares
     designated, 2,850 issued and outstanding                                      29
   Common stock, $.0001 par value, 80,000,000 shares authorized,
     36,979,865 issued and 36,792,878 outstanding                               3,698
   Paid in capital                                                         63,278,188
   Accumulated deficit                                                    (68,845,428)
                                                                         -------------
     Total stockholders' deficit                                           (5,563,509)
                                                                         -------------
   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $  5,104,010
                                                                         =============

    The accompanying notes are an integral part of these consolidated financial statements.

MEDCOM USA, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED JUNE 30, 2003 AND JUNE 30, 2002
---------------------------------------------------------------------------------------------------

                                                                             2003          2002
                                                                         ------------  ------------
REVENUES:
   Terminal sales                                                        $   769,883   $   164,807
   Service                                                                   905,142       443,762
   Equipment lease income                                                    524,798        38,945
                                                                         ------------  ------------
                                                                           2,199,823       647,514
COST OF SALES AND SERVICE                                                    222,181       193,767
                                                                         ------------  ------------
GROSS PROFIT                                                               1,977,642       453,747
                                                                         ------------  ------------

OPERATING EXPENSES:
   General and administrative expenses                                     2,623,642     2,325,184
   Sales and marketing expenses                                            1,135,364       141,162
   Royalties                                                                 282,056       229,826
   Professional and consulting fees                                          253,155       108,364
   Depreciation and amortization                                             969,463       454,476
                                                                         ------------  ------------
     Total operating expenses                                              5,263,680     3,259,012
                                                                         ------------  ------------
OPERATING LOSS                                                            (3,286,038)   (2,805,265)
                                                                         ------------  ------------

OTHER (INCOME) AND EXPENSES
   Legal settlement and contingency expenses                                                60,800
   Interest expense                                                          438,099        30,654
                                                                         ------------  ------------
     Total other expense                                                     438,099        91,454
                                                                         ------------  ------------

LOSS BEFORE DISCONTINUED OPERATIONS AND INCOME TAXES                      (3,724,137)   (2,896,719)

INCOME TAX (BENEFIT) PROVISION                                                     -             -
                                                                         ------------  ------------
LOSS FROM CONTINUING OPERATIONS                                           (3,724,137)   (2,896,719)

LOSS FROM DISCONTINUED OPERATIONS
  Loss from abandonment  of discontinued segments, no income tax effect            -      (244,561)
                                                                         ------------  ------------
     Total                                                                         -      (244,561)
                                                                         ------------  ------------
NET LOSS                                                                 $(3,724,137)  $(3,141,280)
                                                                         ============  ============

NET LOSS PER SHARE:
 Basic:
 Continuing operations                                                   $     (0.10)  $     (0.11)
 Discontinued operations                                                           -         (0.01)
                                                                         ------------  ------------
    Total Basic                                                          $     (0.10)  $     (0.12)
                                                                         ============  ============

Diluted:
 Continuing operations                                                   $     (0.10)  $     (0.11)
 Discontinued operations                                                           -         (0.01)
                                                                         ------------  ------------
    Total Diluted                                                        $     (0.10)  $     (0.12)
                                                                         ============  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                                                   36,954,659    27,439,138
                                                                         ============  ============

  Diluted                                                                 36,954,659    27,439,138
                                                                         ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

MEDCOM USA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE
FOR THE YEARS ENDED JUNE 30, 2003 AND 2002
----------------------------------------------------------------------------------------------------------

                                                          \ ----------- PREFERED STOCK -----------\
                                        COMMON STOCK     PREFERRED A & B   PREFERRED C      PREFERRED D       PAID -IN
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
                                    =============  ===========  ============

    The accompanying notes are an integral part of these consolidated financial statements

MEDCOM USA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE
FOR THE YEARS ENDED JUNE 30, 2003 AND 2002 (CONTINUED)
--------------------------------------------------------------------------------

                                                                      \ ----------- PREFERED STOCK -----------\
                                                COMMON STOCK      PREFERRED A & B   PREFERRED C      PREFERRED D       PAID-IN
                                               SHARES    AMOUNT   SHARES  AMOUNT   SHARES  AMOUNT   SHARES  AMOUNT     CAPITAL
                                            ----------  -------  ------  -------  ------  -------  ------  -------  -----------
BALANCE JULY 1, 2002                        36,879,865  $ 3,688   4,250  $     4       -  $     -   2,850  $    29  $63,103,597

Common stock issued to settle claims           100,000       10                                                          23,990

Imputed value of warrants issued to
  consultant for services to be rendered                                                                                150,600

  Net loss
                                            ----------  -------  ------  -------  ------  -------  ------  -------  -----------
BALANCE
  JUNE 30, 2003                             36,979,865  $ 3,698   4,250  $     4       -  $     -   2,850  $    29  $63,278,187
                                            ==========  =======  ======  =======  ======  =======  ======  =======  ===========


                                             ACCUMULATED  TRANSLATION
                                               DEFICIT     ADJUSTMENT      TOTAL
                                            -------------  -----------  ------------
BALANCE JULY 1, 2002                        $(65,121,291)  $         -  $(2,013,973)

Common stock issued to settle claims                                         24,000

Imputed value of warrants issued to
  consultant for services to be rendered                                    150,600

  Net loss                                    (3,724,137)                (3,724,137)
                                            -------------  -----------  ------------
BALANCE
  JUNE 30, 2003                             $(68,845,428)  $         -  $(5,563,510)
                                            =============  ===========  ============


    The accompanying notes are an integral part of these consolidated financial statements


                                 F-5 (Continued)

MEDCOM USA, INC.
STATEMENT  OF  CASH  FLOWS  FOR  THE
YEARS ENDED JUNE 30, 2003 AND 2002
--------------------------------------------------------------------------------

                                                                                   2003          2002
                                                                               ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss)                                                                   $(3,724,137)  $(3,141,280)
  Adjustments to reconcile net income to net cash
     (used in) operating activities:
  Loss on abandonment of net assets of discontinued operations                           -       244,561
  Depreciation and amortization                                                    969,463       454,476
  Issuance of warrants as consideration for services                               150,600             -
  Issuance of common stock as compensation for services                                  -       635,834
 Issuance of common stock for settlement of claims                                  24,000             -
  Changes in assets and liabilities (net of discontinued business segments):
    Trade accounts receivable                                                     (148,309)      (17,067)
    Inventories                                                                   (687,275)      (97,879)
    Prepaid and other current assets                                                   825        77,601
    Other assets                                                                         -        47,142
    Accounts payable                                                               240,470      (114,452)
    Accrued liabilities                                                            396,081      (235,121)
    Deferred revenue                                                              (524,798)      (38,945)
                                                                               ------------  ------------
     Cash used in continuing operations                                         (3,303,080)   (2,185,130)
     Cash provided by discontinued operations                                            -       142,841
                                                                               ------------  ------------
          Net cash  (used in) operating activities                              (3,303,080)   (2,042,289)
                                                                               ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of  equipment                                                                -        (2,000)
  Purchases of software upgrades                                                  (105,819)       (6,058)
  Advances from/(to) affiliates                                                    860,308       (82,000)
  Proceeds from sale of assets in discontinued segments                                           40,000
                                                                               ------------  ------------
          Net cash provided by/(used in)  investing activities                     754,489       (50,058)
                                                                               ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Bank overdraft                                                                          -       (60,574)
 Principal repayments on capital leases                                           (607,988)      (58,526)
 Proceeds from sale of common stock                                                      -     1,242,812
 Proceeds from capital sale-leaseback transactions                               3,183,611       996,063
                                                                               ------------  ------------
          Net cash provided by financing activities                              2,575,623     2,119,775
                                                                               ------------  ------------

INCREASE IN CASH                                                                    27,032        27,428
CASH, BEGINNING OF YEAR                                                             27,428             -
                                                                               ------------  ------------
CASH, END OF YEAR                                                              $    54,460   $    27,428
                                                                               ============  ============


  The accompanying notes are an integral part of these consolidated financial statements.

MEDCOM USA, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS, (CONTINUED)
FOR THE YEAR ENDED JUNE 30, 2003 AND 2002
-----------------------------------------


SUPPLEMENTAL CASH FLOW INFORMATION:    2003     2002
                                     --------  -------
Interest paid                        $411,984  $25,615
                                     ========  =======

Income taxes paid                    $    -0-  $   -0-
                                     ========  =======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Terminals capitalized under sales/leaseback transactions  $3,612,057  $1,108,378
                                                          ==========  ==========
Extinguishment of capital lease obligations by
         foreclosure on related equipment                 $      -0-  $1,092,174
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


                                 F-6 (Continued)

MEDCOM USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2002
--------------------------------

1.   ORGANIZATION  AND  BASIS  OF  PRESENTATION

     MedCom USA, Inc. (the "Company"), formally Sims Communications, Inc., provides point-of-sale transaction terminals and personal computer based software to perform medical insurance eligibility verification, claims processing, and credit card/ATM charges and payments. The Company's customers are health care providers, primarily physicians' offices throughout the United States.

     The accompanying financial statements represent the consolidated financial position and results of operations of the Company and includes the accounts and results of operations of the Company and its wholly owned subsidiaries. The results of operations for the year ended June 30, 2003 included only the active entity of MedCom USA, Inc., whereas the results of operations for the year ended June 30, 2002 included Medcom USA, Inc. and the discontinued entity of New View Technologies, Inc. New View Technologies, Inc. was discontinued in the year ended June 30, 2002.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company continues to incur operating losses, has failed to generate positive cash flow from operations and has limited working capital reserves. The Company has a working capital deficit of $4,263,522 at June 30, 2003. The Company has generated cash flow through sale-leaseback transactions to fund its operations. Management believes that the Company has begun to generate a level of volume in the sales and service contracts of its processing terminals that will allow the Company to meet operating cash flow requirements. The Company has recently changed some of its operations that may allow the Company to better manage cash flows.

     The Company has begun to experience increased sales of its MedCard System and has generated cash through the use of sale-leaseback transactions connected to the sales of the terminals for the MedCard System. Management is attempting to attain a sustaining level of operating cash flow from the Company's MedCard operations. The Company will then attempt to raise additional capital to grow the MedCard operations.

     Cash reserves and working capital at June 30, 2003 were insufficient to fund currently due obligations. As discussed above, the Company is generating cash flow from sales activities and sale-leaseback transactions. Such cash flow is only recently provided some evidence that it is sufficient to cover current operating expenses. However, this level of cash flow does not permit the Company to retire many older debts or expand its operations. The Company believes that it needs additional cash, either from outside financing or expanded sales activities, in order to retire past due debts and significantly expand the Company's operations. If the Company is unable to produce sales as planned and/or raise additional investment capital to fully implement its business plan, it may jeopardize the ability of the Company to continue as a going concern.

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

     Property and Equipment and Terminals is stated at cost less accumulated
     ------------------------------------
     depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 5 years. Depreciation expense for the years ended June 30, 2003 and 2002 was $969,463 and $302,676, respectively.

     Revenue Recognition - The Company's revenue is generated by the sale of POS
     -------------------
     terminals and transaction fees generated through those terminals. Revenue from the sale of POS terminals is recognized when delivered to the customer and installed. Transactions fees are recognized upon completion of the transaction processing. Sales commissions are determined on the basis of the total contract value and are payable and expensed when the terminal is installed.

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

     Net Loss Per Share is calculated using the weighted average number of
     ------------------
     shares of common stock outstanding during the year. The Company has adopted the provisions of SFAS No. 128 Earnings Per Share.

     Use of Estimates - The preparation of financial statements in conformity
     ----------------
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Intangible Assets at June 30, 2003 consist of goodwill associated with the
     -----------------
     Company's acquisition of MedCard for the difference between the purchase price of the acquired business and the fair value of the identifiable net assets. The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002. As a result, the Company discontinued amortization of goodwill, and instead annually evaluates the carrying value of goodwill for impairment, in accordance with the provisions of SFAS No. 142. The Company believes that there has been no impairment of the carrying value of goodwill of $436,423 as of June 30, 2003.

     Goodwill had been amortized over 5 years. Had the Company amortized goodwill in the year ended June 30, 2003, the related amortization expense would have been $151,800.

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

     Recently Issued Accounting Pronouncements: In June 2001, the FASB issued
     -----------------------------------------
     SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write downs may be necessary. The Company has adopted SFAS No. 141, without material effect on financial condition or results of operations.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on July 1, 2002 and as a result would not amortize goodwill. The Company adopted SFAS No. 141, see discussion on intangible assets.

     In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact to the Company's financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities". This Standard requires costs associated with exit or disposal activities to be recognized when they are incurred. The requirements of SFAS No. 146 apply prospectively after June 30, 2003, and as such, the Company cannot reasonably estimate the impact of adopting these new rules.


3.   ACCOUNTS RECEIVABLE

     The Company's accounts receivable at June 30, 2003 consisted of:

          Medcard trade accounts receivable            $ 181,017
          Other                                           46,125
             Total                                       227,142
                                                       ----------
             Less: Allowance for doubtful accounts      ( 37,530)
                                                       $ 189,612
                                                       ----------

     The Company estimates uncollectible account balances and provides an allowance for such estimates. The allowance for doubtful accounts at June 30, 2003, consists of an estimate for potentially uncollectible accounts in the MedCard division.

4.   IMPAIRMENT OF LONG-LIVED ASSETS

     In connection with the Company's determination that it divest of or abandon numerous business segments, the Company analyzed the carrying cost of its long-lived assets in those segments. The Company analyzed any write-down considering factors such as the potential sale of such business segments, collateral value for obligations and out right abandonment. During the year ended June 30, 2001, the Company recognized impairment write-downs or write-offs of approximately $4,700,000. There were no additional impairment losses recorded in the year ended June 30, 2002, nor were there long-lived assets for sale remaining at June 30, 2002.

     The impairment losses above have been included in discontinued operations for the year ended June 30, 2001. The $16,847 in vending equipment was disposed of in the year ended June 30, 2002.


5.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at June 30, 2003:

          Software                        $   924,058
          Software upgrades                   111,819
          Office and computer equipment       201,262
          Furnishings and fixtures            128,933
          Leasehold improvements                4,439
                                          ------------

          Total                             1,370,511
          Less accumulated depreciation    (1,101,855)
                                          ------------

             Property and equipment, net  $   268,656
                                          ============

     Software represents the cost of software acquired for the operation of the Company's MedCard System. The capitalized cost of the software is amortized on a straight-line basis over five years. Additional costs capitalized as software development during the years ended June 30, 2003 and 2002 were $105,819 and $6,058, respectively. These upgrades are amortized on a straight-line basis over three years.

6.   TERMINALS

     The Company capitalizes the value of the point of sale terminals that are sold under capital sale-leaseback transactions (Note 8). The terminals are purchased from third party vendors and are recorded as inventory at that time. The Company enters into sale and service agreements with its customers at which time the terminal is programmed with the Company's proprietary software and installed with the customer. Many of those terminals are the basis for the sale-leaseback transactions discussed in Note 8. The terminals are capitalized at the value determined by the lessor on the basis of the cash flow under the terms of the sale and service agreements with the customers.

          Terminals                      $4,720,435
          Less accumulated amortization    (782,383)
                                         -----------
             Terminals, net              $3,938,052
                                         ===========

7.   NOTES PAYABLE

     Notes payable at June 30, 2003 comprise the following:

          Convertible note payable to individual. The note
          bears interest at 8% per annum and is payable
          quarterly.  The note is convertible to common
          stock at $6.25 per share. The note had an original
          maturity date of February 1998 and is currently in     $ 25,000
          default.

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
                                                                 ========

     Both of the notes payable are in default as of June 30, 2003. A former landlord has obtained a court ordered judgment against the Company for the past due note, unpaid rent and legal fees. The Company is attempting to renegotiate and settle this obligation.


8.   CAPITAL LEASE OBLIGATIONS AND SALE-LEASEBACK TRANSACTIONS

     The Company leases many of its MedCard terminals under capital lease agreements. The Company also leases certain office and computer equipment under capital leases.

     The Company has entered into an arrangement with a third party lessor whereby the Company sells its terminals that are placed with customers to the lessor. The lessor in turn leases back the terminals. These transactions are recorded as sale-leaseback transactions. The leases between the Company and the lessor are accounted for as capital leases. The Company generates revenue from the terminals through monthly service fees and transaction fees. The value of the sale transaction between the Company and lessor is determined by Company's agreement with the customer relative to the number of terminals, length of the customer contract and monthly service fee due from the customer. The Company acquires terminals from its suppliers, programs the terminals with its software and sells the terminals to the lessor when it enters into an agreement with a customer for those specific terminals. Any gain on the sale transaction with the lessor is deferred and amortized proportionately with the capitalized asset. That period is generally four or five years, the typical length of the lease agreement. At June 30, 2003, the amount of deferred gain on sale-leaseback transactions was $2,904,848.

     Generally, the terms of repayment for the capital lease obligations approximates the monthly rental charged the customer by the Company. These leases are collateralized by the underlying equipment and, in addition, 1,000,000 shares of the Company's common stock.

     The following presents future minimum lease payments under the capital leases by year and the present value of minimum lease payments as of June 30, 2003:

       Years ended June 30:

                                                               Other
                                               Terminals     Equipment      Total
                                              ------------  -----------  ------------

                                  2004        $ 1,523,868   $   31,418   $ 1,555,286
                                  2005          1,523,868                  1,523,868
                                  2006          1,468,921                  1,468,921
                                  2007            567,578                    567,578
                                  2008            138,472                    138,472
                                              ------------  -----------  ------------
          Total minimum lease payments          5,222,707       31,418     5,254,125
          Lees: amount representing interest   (1,105,530)      (1,270)   (1,106,800)
                                              ------------  -----------  ------------

          Present value of minimum
            lease payments                    $ 4,117,177   $   30,148   $ 4,147,325
                                              ============  ===========  ============

     The Company defaulted on two capital lease agreements with an originally determined present value of minimum lease payments of $1,156,794 at June 30, 2001. The lessors foreclosed on this equipment in the year ended June 30, 2002. The Company estimated that the fair value of the equipment approximated the carrying value of obligations. However, the carrying value of the assets was greater than the fair value at the time of the foreclosure. The Company recognized a loss of $206,790 on the foreclosure of these assets and the related extinguishment of the obligations in the year ended June 30, 2002.

     The capitalized cost of terminals under capital leases for the year ended June 30, 2003 and 2002 was $4,720,435 and $1,108,378 respectively. The related accumulated amortization on these assets was $782,383 and $63,261 as of June 30, 2003 and 2002, respectively.

9.   DISCONTINUED OPERATIONS

     In the year ended June 30, 2001, the Company determined that it would divest of or abandon the following operations and business segments:

                                                                                              Revenues for
                                                                                               the year
                                                                                                 ended
Segment                       Method of            Remaining Assets      Remaining Liabilities  June 30,
Identification                 Disposal             at June 30,2001         at June 30,2001       2001
----------------------  ----------------------  -----------------------  ---------------------  ---------

DCB                     Abandonment             NONE                     NONE                   $ 157,955

Healthcare
Information            Capital lease
  Software             Abandon/Sale             Equipment    $1,651,863  Obligations  $995,175  $ 685,991


Vending                Sale                     Accounts                 Accounts               $ 731,831
                                                  Receivable    $91,000    Payable    $ 53,000
                                                Inventory        17,000
                                                Equipment        17,000

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

10.  INCOME TAXES

     The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. Income taxes for the years ended June 30, consisted of the following:

                                              2003          2002
                                          ------------  ------------

        Current tax (benefit) provision   $(1,590,930)  $(1,584,102)
        Deferred tax (benefit) provision    1,590,930     1,584,102
                                          ------------  ------------
         Total income tax provision       $     - 0 -   $     - 0 -
                                          ============  ============

     Net deferred tax assets of $24,201,137 less a valuation allowance of $24,201,137, relate primarily to net operating loss carryforwards and differences in book and tax bases of property and equipment, intangible assets and certain accruals. The net deferred income tax asset at June 30, 2003 is comprised of:

       Allowance for losses on accounts receivable                  $     15,012
       Warrants                                                           60,240
       Contingency                                                       250,238
       Impairment of intangible assets                                 1,780,460
       Net operating loss carryforwards                               22,185,821
                                                                    -------------
                 Deferred income tax asset                          $ 24,297,711
           Less:  valuation allowance                                (24,201,137)
                                                                    -------------
           Total deferred income tax asset                                96,574

       Deferred income tax liability related to
           book/tax differences in bases of property and equipment       (96,574)
                                                                    -------------

                             Net deferred income tax asset          $      - 0 -
                                                                    =============

     Federal net operating loss carryforwards of $56,215,000 expire from 2011 to 2022. State net operating loss carryforwards of $51,214,000 expire from 2004 to 2007. Due to the conditions discussed in Note 1, future utilization of the net operating losses is uncertain. The valuation allowance on the deferred income tax asset was increased by $1,471,014 in the year ended June 30, 2003.

     The differences between the statutory and effective tax rates is as follows for the years ended June 30:

                                                2003                 2002
                                                ----                 ----
           Federal statutory rates          $(1,266,207)  (34)%  $(1,068,035)  (34)%
           State income taxes                  (223,448)   (6)%     (188,477)   (6)%
           Valuation allowance for
             operating loss carryforwards     1,471,014     39%    1,231,242     39%
           Other                                 18,641      1%       25,270      1%
                                            ----------------------------------------
              Effective rate                $   ( - 0 -)     0%  $   ( - 0 -)     0%
                                            ========================================

11.  OPERATING LEASES

     The Company leases its office space under long-term operating leases expiring through 2008. Rent expense under these leases was $140,481 and $189,323 for the years ended June 30, 2003 and 2002, respectively.

     Future minimum annual lease payments and sublease rentals under operating lease agreements for years ended June 30:

       2004                    160,094
       2005                    158,750
       2006                    132,914
       2007                    130,566
       2008                    100,773
                               -------
                               683,097
                               =======


12.  STOCKHOLDERS' EQUITY

     During the year ended June 30, 2002, the Company issued 9,638,462 shares of shares of its commons stock for $1,242,600. Of that amount, 9,192,462 shares of the Company's common stock were sold to an entity controlled by the Company's president and chairman for $1,022,600. No shares were issued for cash in the year ended June 30, 2003.

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

     The Company has issued shares of its common stock as consideration to consultants for services rendered. The value of those shares was determined based on the trading value of the stock at the dates on which the agreements were made for the services. During the year ended June 30, 2002, the Company granted 1,050,000 shares of common stock to consultants valued at $116,605. Additionally during the year ended June 30, 2002, the Company granted 5,786,500 shares of its common stock to officers and employees valued at $519,229. The value of these shares was expensed during that year. During the year ended June 30,2003, the Company issued 400,000 warrants at a strike price of $0.50 as consideration to consultants for services to be rendered. The value of these warrants was determined using the Black-Scholes option pricing model and expensed when the warrants were granted.

     During the year ended June 30, 2003, the Company issued 100,000 shares of its common stock as conversion of a settlement balance of $24,000.

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

     During the year ended June 30, 2001, the Company paid accrued dividends of $114,000 on the Series D preferred stock by the issuance of 61,965 shares of the Company's common stock. The Company did not declare its dividend on the preferred stock during the year ended June 30, 2003 and 2002. At June 30, 2003, there was an accumulated undeclared and unpaid dividend on the Series D preferred stock of $228,000. Total accrued, but unpaid dividends related to the Series D preferred stock was $23,750 at June 30, 2003.


13.  COMMITMENTS AND CONTINGENCIES

     Employment Agreements

     The Company has entered into numerous employment agreements with officers and key employees. Generally, the employment agreements are for three-year periods and include, as potential additional compensation, incentive bonuses computed based upon Company's operations and other benefits, including such items as an automobile allowance, health and life insurance, vacation and sick pay benefits. In June 2000, the Company entered into employment agreements with several officers. These agreements were renegotiated in the year ended June 30, 2002. Total aggregate annual compensation under these agreements is $208,000. These individuals may be entitled to receive incentive bonuses and other benefits including health insurance, disability coverage, vacation and sick pay. These individuals received options to purchase a total of 25,000 shares of the Company's common stock at $3.00 per share with vesting on an annual basis over two years. The agreements terminated on June 19, 2003.

     Royalty Agreement

     In connection with the original licensing and subsequent acquisition of MedCard, the Company entered into a royalty agreement with the original Licensor. The royalty provisions of the license agreement remained in effect after the purchase. This agreement was amended in the year ended June 30, 2002. The Company will pay the Licensor 20% of the first $1,000,000 of qualified monthly revenues, less direct costs, generated by the licensed software and 10% of net monthly revenue in excess of $1,000,000.

     Consulting Agreements

     The Company has entered into various consulting agreements with outside consultants. These agreements entitle the consultant to issuances of common stock and options as well as cash compensation in exchange for consulting services relating to such things as raising additional debt and equity capital, software development, sales development, investor and public relations and general strategic business consulting. Most of these agreements were prepaid through the issuance of common stock or warrants. However, certain of these agreements included additional compensation on the basis of performance. The Company has cancelled all of these agreements and wrote-off all of the associated prepaid expense balances at June 30, 2001. The Company does not believe that it has any further obligation under these agreements. However, there have been certain claims made. During the year ended June 30, 2003, the Company settled such claim resulting in the utilization of a $98,000 accrual made as of June 30, 2002. This agreement included the return of 186,000 shares of the Company's common stock held by the consultant. These shares were returned but have not been retired as of June 30, 2003. Therefore, the shares are issued but not outstanding at that date.

     During February 2003, the Company has entered into a service agreement with a consultant . whereby the consultant will act as financial advisor and investment banking representative on the Company's behalf. Upon the execution of the contract the Company granted the consultant warrants to purchase up to four hundred thousand shares of the Company's common stock at an exercise price of $.50 per common share . The warrants expire five years from date of issuance

     Litigation

     Subsequent to June 30, 2001, several former employees filed complaints against the Company alleging unpaid payroll and breach of employment agreements. The total known claims being sought by the former employees at June 30, 2001 was approximately $175,000. The

     Company believes that it has settled all former employee claims in amounts aggregating to an amount approximating the accrued amount of $104,000. A former officer has a claim remaining with the Company. The Company is attempting to settle this claim. At June 30, 2003, there was $164,000 accrued relating to this matter.

     Several landlords are seeking damages from the Company due to the Company defaulting on several lease agreements. Certain landlords have obtained legal judgments against the Company. The total amount of such claims was $634,000. The Company and its legal counsel believe that ultimate settlement will result in a much lower payout. The Company has accrued $208,000 associated with these claims at June 30, 2003. This amount was estimated on the basis of advice from legal counsel whom has settled several similar suits. However, the ultimate result of any settlement could vary significantly from this estimate.

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

     At June 30, 2003, there was approximately $553,000 estimated and accrued for claims related to the litigation matters described above.


14.  NET LOSS PER SHARE

     Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. Preferred stock dividends are subtracted from the net income to determine the amount available to common shareholders. Preferred stock convertible to 115,396 common shares and options and warrants exercisable into 3,877,281 shares of common stock were not considered in the calculation for diluted earnings per share for the year ended June 30, 2003 because the effect of their inclusion would be anti-dilutive. Preferred stock convertible to 115,396 common shares and options and warrants exercisable into 3,863,975 shares of common stock were not considered in the calculation for diluted earnings per share for the year ended June 30, 2002 because the effect of their inclusion would be anti-dilutive. The following presents the computation of basic and diluted loss per share from continuing operations:

                                                     2003                                   2002
                                                     ----                                   ----
                                                                  Per                                  Per
                                       (Loss)       Shares       share        (Loss)       Shares     share
                                    ------------  ----------  -----------  ------------  ----------  -------

Net (Loss)                          $(3,724,137)                           $(3,141,280)
Preferred stock dividends              (114,000)                              (114,000)
Discontinued operations                       -                                244,561
                                    ------------                           ------------
  Loss from continuing operations    (3,838,137)                            (3,010,719)
BASIC EARNINGS PER SHARE

Loss available to common
stockholders                        $(3,838,137)  36,954,659  $    (0.10)  $(3,010,719)  27,439,138  $(0.11)


Effect of dilutive securities             N/A                                    N/A

DILUTED EARNINGS PER SHARE          $(3,838,137)  36,954,659  $    (0.10)  $(3,010,719)  27,439,138  $(0.11)


15.  RELATED PARTY TRANSACTIONS

     The Company's president and chairman is a significant shareholder of the Company. This individual controls another entity that is also a significant shareholder of the Company. During the year ended June 30, 2002, the Company moved its administrative offices into space occupied by this related entity that is a significant shareholder of the Company. The Company shares office space and management and administrative personnel with this related entity. The Company paid rent to the related entity of approximately $14,158 for the year ended June 30, 2002. Certain of the Company's personnel perform functions for the related entity but there was no allocation of personnel related expenses to the related entity in the years ended June 30, 2003 and 2002.

     The Company frequently receives advances and advances funds to an entity controlled by the Company's president and which is a significant shareholder of the Company. During the year ended June 30, 2003, the Company received advances from this entity of $860,308. During the year ended June 30, 2002, the Company advanced funds of $82,000 to this entity. This balance due to this affiliate at June 30, 2003 was $778,308. The advances are generally short term in nature and there is no specified repayment terms or interest rate.

     The Company paid management fees of $255,000 to an entity owned by the Company's president during the year ended June 30, 2003. Additionally, there is another $195,000 accrued as management fees due to this entity at June 30, 2003.

     During the year ended June 30, 2002, the entity controlled by the Company's president and chairman acquired 9,192,462 shares of the Company's common stock for $1,022,600.


16.  CONCENTRATIONS

     Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable. The trade accounts receivable are due primarily from small business customers in numerous geographical locations throughout the United States. The Company estimates and provides an allowance for uncollectible accounts receivable.

     The Company has raised cash through sale-leaseback transactions. All of these transactions have been conducted through a single lessor. During the year ended June 30, 2003, the Company received $3,183,611 under sale-leaseback transactions from this entity.

17.  STOCK BASED COMPENSATION

     The Company issues stock options from time to time to executives, key employees and members of the Board of Directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for the stock options granted to employees. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 2003 and 2002, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                          2003          2002
                                                      ------------  ------------
        Net Loss - continuing operations              $(3,724,137)  $(2,896,719)
        Net Loss - discontinued operations            $         -   $  (244,561)
                                                      ------------  ------------
        Total net loss - as reported                  $(3,724,137)  $(3,141,280)

        Pro-forma effect of stock based compensation  $         -   $   (44,657)
                                                      ------------  ------------

        Net Loss - pro forma                          $(3,724,137)  $(3,185,937)
                                                      ============  ============

        Loss per share - continuing operations        $     (0.10)  $     (0.11)
        Loss per share - discontinued operations      $         -   $     (0.01)
                                                      ------------  ------------
        Total loss per share - as reported            $     (0.10)  $     (0.12)

        Pro-forma effect of stock based compensation  $         -   $         -
                                                      ------------  ------------

        Loss per share - pro forma                    $     (0.10)  $     (0.12)
                                                      ============  ============


     All options granted have been fully vested and therefore there is no pro forma effect for the year ended June 30, 2003. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing-model.

     In February 2003, 400,000 warrants were issued as consideration for consulting services to be rendered. The fair value of these warrants ($150,600) was expensed in that year. There were no options or warrants granted in the year ended June 30, 2002.

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


--------------------------------------------------------------------------------
                                 TOTAL SHARES RESERVED         REMAINING OPTIONS
                                        UNDER THE PLAN         UNDER THE PLAN

1998 Incentive Stock Option Plan               1,500,000              400,167

2000 Incentive Stock Option Plan               1,000,000              925,150

2000 Non-Qualified Stock
    Option Plan                                2,000,000            1,820,575

1999 Stock Bonus Plan                            900,000              833,250

2000 Stock Bonus Plan                            500,000              500,000


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

                                                     Weighted                 Weighted
                                                      Average                  Average
                                                     Exercise                 Exercise
                                           2003        Price        2002        Price
                                        -----------  ---------  ------------  ---------

Options/warrants outstanding at
    Beginning of year                    3,863,975   $    9.49    7,835,766   $    6.99
Granted                                    400,000                    - 0 -
Exercised                                    - 0 -                    - 0 -
Terminated/Expired                        (386,694)              (3,971,791)
Options outstanding at end of year       3,877,281   $    8.41    3,863,975   $    9.49
Options exercisable at end of year       3,877,281   $    8.41    3,863,975   $    9.49
Options available for grant at end
  of year                                4,479,142                3,459,142



                                        $  0.47 to              $   0.47 to
Price per share of options outstanding  $    40.00              $     40.00

Weighted average remaining
contractual lives                        1.84years               2.94 years

Weighted Average fair value of options
granted during the year                 $  150,600                   N/A

     Range of exercise prices of options/warrants outstanding at June 30, 2003:

                                         Weighted                      Weighted
                           Number         Average        Number         Average
     Exercise Price      Outstanding  Exercise Price   Exercisable  Exercise Price
     ------------------  -----------  ---------------  -----------  ---------------

     0.47-$1.50           1,397,940  $          0.76    1,397,940  $          0.76
     1.51-$3.00             473,993  $          2.38      473,993  $          2.38
     3.01-$4.50             261,667  $          3.95      261,667  $          3.95
     4.51-$6.00             400,913  $          5.00      400,913  $          5.00
     6.01-$10.00            107,595  $          8.24      107,595  $          8.24
     10.01-15.00            365,000  $         13.63      365,000  $         13.63
   15.01 and greater        870,175  $         24.71      870,175  $         24.71


18.  EMPLOYEE BENEFIT PLAN

     The Company maintains a 401(k) profit sharing plan for its employees. Each United States based full-time employee is eligible to participate in that plan on the first day of the calendar quarter after completing ninety days of employment with the Company. A participating employee can contribute up to fifteen percent (15%) of their annual compensation, up to a maximum of the federally mandated limit. The Company matches 50% of the contributions on the first six percent (6%) of the employee's contribution up to a maximum of three percent (3%). Employees are fully vested on their own contributions and vest in the Company's contributions twenty percent (20%) per year over five years. The Plan was frozen subsequent to June 30, 2001 and there were no contributions for the years ended June 30, 2003 and 2002.


19.  BUSINESS SEGMENTS

     The Company previously had three reportable segments: intelligent vending machines, healthcare management software development and medical transaction processing. During the year ended June 30, 2001, the Company determined it would divest or abandon all business segments other than the medical transaction processing segment. Therefore, going forward, the Company will have only one reportable segment. At June 30, 2003 the Company operates only in the medical transaction processing segment with substantially all revenue generated in the United States.

     The medical transaction processing segment includes revenue from the MedCard System, including the sale of terminals, processing fees and billing service revenue and the licensing, sales and services related to the Company's One Medical Services Network.

     For the years ended June 30, 2003 and 2002, there were no material concentrations of revenue to specific customers. However, all gains related to sale-leaseback transactions are associated with one lessor but relate to numerous customer contracts.


                                *  *  *  *  *  *

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTOR AND EXECUTIVE OFFICER

     Mr. William P. Williams as of August 2001 accepted the position of Chief Executive Officer and sole Director of the Company. Information representing Mr. Williams, is set forth below:

William P. Williams       50        Chairman, President, Chief Executive Officer

     The chief executive officer and sole director of the Company will hold office until additional members or officers are duly elected and qualified. The background and principal occupations of the sole officer and director of the Company is as follows:

     William P. Williams has been the Chairman, Chief Executive Officer, of Medcom USA since August 2001. He is also currently Chief Executive Officer and Chairman of the Board for American Nortel Communications, Inc., a publicly traded company located in Scottsdale, Arizona, which is in the business of long-distance telephone service domestically, as well as internationally. From 1983 to 1995, he was President and Chairman of the Board of Shelton Financial, Inc., a financial factoring firm headquartered in San Antonio, Texas. Mr. Williams has a Bachelor of Arts, and a Master of Business Administration in Finance from Baylor University.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT 9.A. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS:

     The Company is aware that all filings of Form 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's shares have not been timely and the Company has instituted procedures to ensure compliance in the future.

ITEM 10. EXECUTIVE COMPENSATION

General. Mr. William P. Williams serves as the Company's sole-director and chief executive officer. Pursuant to a Management Services Agreement executed and approved by the Company Mr. Williams was compensated approximately $298,700 for management fees, and other sources or forms of compensation was not paid or collected for Fiscal year ended 2003.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of June 30, 2003 information with respect to the only persons owning beneficially 5% or more of the outstanding common stock and the number of and percentage of the outstanding shares owned is represented below:

   Name and Address               Shares Owned (1)  Common Stock
   -----------------------------  ----------------  ------------
   William P. Williams                   4,796,500        13.3 %
   7975 North Hayden Road #C-260
   Scottsdale, Arizona 85258

(1) Excludes any shares issuable upon the exercise of any warrants or options or upon the conversion of other convertible securities.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company frequently receives advances and advances funds to an entity controlled by the Company's president and which is a significant shareholder of the Company. During the year ended June 30, 2003, the Company received advances from this entity of $860,308. During the year ended June 30, 2002, the Company advanced funds of $82,000 to this entity. This balance due to this affiliate at June 30, 2003 was $778,308. During the year ended June 30, 2002, the entity controlled by the Company's president and chairman acquired 9,192,462 shares of the Company's common stock for $1,022,600.

ITEM  13.  EXHIBITS  AND  REPORTS.

EXHIBITS
--------
3.1       Articles of Incorporation (2)

3.2       Amendments to Articles of Incorporation - Fourth Article (2)

3.3       Amendment to Articles of Incorporation - Name Change (2)

10.18     Amendment to License Agreement - Dream Technologies, LLC (1)

___________________________________________________

(1). Incorporated by reference to the same exhibit filed with Amendment No. 5 to the Company's Registration Statement on Form S-3 (Commission File No. 333-71179)
(2). Incorporated by reference to the same exhibit filed with the Company's Annual Report on Form 10-KSB for the year ending June 30, 2001.

REPORTS ON FORM 8-K
-------------------

     Not applicable.

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

MEDCOM USA, INC.

By /s/ W.P. Williams
   -----------------
Chairman, President, CEO

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of MedCom USA, INC., (the "Company") on Form 10-KSB for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, That to the best of my knowledge:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                MEDCOM USA, INC.

                              By /s/ W.P. Williams
                                 -----------------
                            Chairman, President, CEO
                   (Sole executive officer of the registrant)
                               September 25, 2003