Form 10QSB
period 2003-09-30
MEDCOM USA INC
filed 2003-11-14
CIK 907127

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

               For the quarterly period ended September 30, 2003.

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

     The number of shares of the issuer's common equity outstanding as of October 27, 2003 was 36,666,532 shares of common stock.

           Transitional Small Business Disclosure Format (check one):

Yes      X        No
    ------------     ------------

                                MEDCOM USA, INC.
                           INDEX TO FORM 10-QSB FILING
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS

                                     PART I
                           FINANCIAL INFORMATION                            PAGE

Item 1. Financial Statements
               Balance Sheet
                    As of September 30, 2003 . . . . . . . . . . . . . . . . . 3
               Statements of Operations
                    For the Three Months Ended September 30, 2003
                    and 2002 . . . . . . . . . . . . . . . . . . . . . . . . . 4
               Statements of Cash Flows
                    For the Three Months Ended September 30, 2003
                    and 2002 . . . . . . . . . . . . . . . . . . . . . . . . . 5

               Notes to the Financial Statements . . . . . . . . . . . . . 6 - 9

Item 2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations . . . . . . . . . . . . . . . . . . 10 - 15


                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . .15

Item 3. Control and Procedures . . . . . . . . . . . . . . . . . . . . . . . .15

SIGNATURES

CERTIFICATION

        Exhibit 31 - Management Certification

        Exhibit 32 - Sarbanes-Oxley Act

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                MEDCOM USA, INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                            AS OF SEPTEMBER 30, 2003


ASSETS
CURRENT ASSETS
   Cash                                                                  $     35,996
   Accounts receivable, net of allowance of $44,100                           181,933
   Inventories                                                                250,320
   Prepaid expenses and other current assets                                   15,854
                                                                         -------------
      Total current assets                                                    309,946

PROCESSING TERMINALS, net of accum. deprec. $1,096,935                      4,481,219
PROPERTY AND EQUIPMENT, net of accum. deprec. $1,167,576                      229,355

GOODWILL, net of accumulated amortization of $322,575                         436,423

OTHER ASSETS                                                                   17,657
                                                                         -------------

    TOTAL ASSETS                                                         $  5,648,757
                                                                         =============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts payable                                                      $  1,342,649
   Accrued expenses and other liabilities                                   1,155,418
   Dividend payable                                                            23,750
   Notes payable - current                                                    109,437
   Deferred revenue - current portion                                         987,369
   Capital lease obligations - current portion                              1,159,144
                                                                         -------------
      Total current liabilities                                             4,777,767

CAPITAL LEASE OBLIGATIONS - long-term portion                               3,698,068
 NOTE PAYABLE- affiliate                                                      885,982
  DEFERRED REVENUE                                                          2,464,240
                                                                         -------------

      Total liabilities                                                    11,826,057
                                                                         -------------

STOCKHOLDERS' EQUITY:
    Convertible preferred stock, Series A $.001par value, 52,900 shares
      designated, 4,250 issued and outstanding                                      4
    Convertible preferred stock, Series D $.01par value, 50,000 shares
      designated, 2,850 issued and outstanding                                     29
   Common stock, $.0001 par value, 80,000,000 shares authorized,
      37,579,865 issued and 37,392,878 outstanding                              3,759
   Paid in capital                                                         63,578,128
   Accumulated deficit                                                    (69,759,220)
      Total stockholders' equity                                           (6,177,300)
                                                                         -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  5,648,757
                                                                         =============


         See the accompanying notes to these unaudited financial statements.

                                MEDCOM USA, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002.


                                                Three Months Ended
                                                2003          2002
                                            --------------------------
REVENUES:

     Terminal sales                         $    88,626   $    33,275
     Service                                    314,437       191,814
     Equipment lease                            235,115        81,060
                                            --------------------------
                                                638,178       306,149
COST OF SALES AND SERVICE:                       28,233        31,542
                                            --------------------------
  GROSS PROFIT                                  609,945       274,607
OPERATING EXPENSES:
     General and administrative                 797,255       803,727
     Sales and marketing                        261,553       165,892
     Professional and consulting fees            30,000         4,900
     Royalties                                   34,353        65,895
     Depreciation and amortization              382,632       167,205
                                            --------------------------
  Total operating expenses                    1,505,793     1,207,619
                                            --------------------------
OPERATING LOSS                                 (895,848)     (933,012)
                                            --------------------------

OTHER (INCOME) AND EXPENSES
     Interest expense                           220,928        44,126
     Other income                              (202,984)            -
                                            --------------------------
   Total other expense                           17,944        44,126
                                            --------------------------
LOSS FROM CONTINUING OPERATIONS                (913,792)     (977,138)
                                            --------------------------

          NET LOSS                             (913,792)     (977,138)
  Preferred stock dividend                            -             -
                                            --------------------------

TOTAL NET COMPREHENSIVE LOSS                $  (913,792)  $  (977,138)
                                            ==========================

NET LOSS PER SHARE:
  Basic:
     Continuing operations                  $     (0.02)  $     (0.03)
     Discontinued operations                          -             -
                                            --------------------------
  Total Basic                               $     (0.02)  $     (0.03)
                                            ==========================

  Diluted:
     Continuing operations                  $     (0.02)  $     (0.03)
     Discontinued operations                          -             -
                                            --------------------------
  Total Diluted                             $     (0.02)  $     (0.03)
                                            ==========================

Weighted Average Common Shares Outstanding
     Basic                                   37,392,878    35,316,531
                                            ==========================
     Diluted                                 37,392,878    35,316,531
                                            ==========================


      See the accompanying notes to these unaudited financial statements.

                                MEDCOM USA, INC.
                       STATEMENT OF CASH FLOWS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


                                                                           2003          2002
                                                                       ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss)                                                           $  (913,792)  $  (977,138)
  Adjustments to reconcile net income to net cash
     (used in) operating activities:
  Depreciation and amortization                                            382,632       167,205
  Changes in assets and liabilities:
     Trade accounts receivable                                               7,679       (17,190)
     Inventories                                                           (42,176)     (144,022)
     Prepaid and other current assets                                      (12,727)            -
     Other assets                                                                -             -
     Accounts payable and accrued liabilities                             (205,781)       51,539
     Deferred revenue                                                     (235,115)      (81,060)
                                                                       ------------  ------------
     Net cash used in operating activities:                             (1,019,280)   (1,000,666)
                                                                       ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property & equipment                                        (25,793)      (28,153)
  Net advances to affiliates                                               107,674       144,000
  Repayments on notes receivable                                                 -        82,000
                                                                       ------------  ------------
          Net cash used in investing activities:                            81,881       197,847
                                                                       ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments on capital leases                                  (255,933)      (99,099)
  Proceeds from sale of common stock                                       300,000             -
  Proceeds from capital sale-leaseback transactions                        874,868       722,884
  Bank overdraft                                                                 -       151,606
                                                                       ------------  ------------
          Net cash provided by financing activities                        918,935       775,391
                                                                       ------------  ------------

INCREASE (DECREASE) IN CASH                                                (18,464)      (27,428)
CASH, BEGINNING OF PERIOD                                                   54,460        27,428
                                                                       ------------  ------------
CASH, END OF PERIOD                                                    $    35,996   $         -
                                                                       ============  ============

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                                          $   167,698   $    43,626
                                                                       ============  ============
Income taxes paid                                                                -             -
                                                                       ============  ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Terminals capitalized unders sales/leaseback transactions              $ 1,034,862   $   819,376
                                                                       ============  ============


               See the accompanying notes to these unaudited financial statements.

                                MEDCOM USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    INTERIM PERIODS ENDED SEPTEMBER 30, 2003

1.  BASIS OF PRESENTATION

     The accompanying unaudited financial statements represent the financial position of MedCom USA, Inc. ("Company") as of September 30, 2003 and includes results of operations of the Company for the three months ended September 30, 2003 and September 30, 2002 and cash flows for the three months ended September 30, 2003 and September 30,2002. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments to these unaudited financial statements necessary for a fair presentation of the results for the interim period presented have been made. The results for the three months ended September 30, 2003 may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended June 30, 2003, including specifically the financial statements and notes to such financial statements contained therein.

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

Property and Equipment
----------------------

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 5 years. The Company's leaseback transactions of processing terminals to healthcare providers are generally for a period of 48 to 60 months. Depreciation expense for the leased terminal assets are on the straight-line method over the term of the lease in amounts necessary to reduce the carrying amount of the terminal asset. Estimated and actual residual values are reviewed on a regular basis to determine that depreciation amounts are appropriate. Depreciation expense relating to leased terminal assets was $316,855 for the three months ended September 30, 2003.

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

Deferred Gains on Sale Leasebacks: Gains related to processing terminal equipment sales in the form of sale-leaseback transactions are amortized generally over the lease term of 48 to 60 months and are recognized proportionately over the lease term. Gains are initially realized when terminals are sold to a third party that finances the terminals used by the Company's customers through the sale leaseback with the Company. The Company purchases the terminals from a supplier and when the Company enters into a service agreement with a customer, the customer may rent the terminal from the Company. When the customer rents the terminal, the Company generally will sell that terminal to the third party leasing company and in turn leases-back that terminal.

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

Intangible Assets
-----------------

Intangible assets at September 30, 2003 consist of goodwill associated with the Company's acquisition of MedCard, and the difference between the purchase price of the acquired business and the fair value of the identifiable net assets.

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


3. TERMINALS AND SALE-LEASEBACK TRANSACTIONS

The Company capitalizes the value of the point of sale terminals that are sold under capital sale-leaseback transactions. The terminals are purchased from third party vendors and are recorded as inventory at that time. The Company enters into sale and service agreements with its customers at which time the terminal is programmed with the Company's proprietary software and installed with the customer. Many of those terminals are the basis for the sale-leaseback transactions. The terminals are capitalized at the value determined by the lessor on the basis of the cash flow under the terms of the sale and service agreements with the customers.

Terminals                                                       $ 5,752,311
Less accumulated amortization                                    (1,096,935)
                                                                ------------
               Terminals, net                                   $ 4,655,376
                                                                ============

During the three months ended September 30, 2003, the Company entered into capital lease obligations under sale-leaseback transactions totaling $1,031,876. The total gain realized on those transactions was $781,876 for the three months ended September 30, 2003. Of that gain amount $30,838 was recognized and $751,038 was deferred as of September 30, 2003.

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

     The Company changed its name to MedCom USA, Inc. in October 1999. During the fiscal years of 1999 and continuing through 2000, the Company directed its efforts in medical information processing. As of September 30, 2003, the Company currently operates the MedCard System (MedCard) that is deployed through a point-of-sale terminal or personal computer offering electronic transaction processing, as well as insurance eligibility verification. The Company has aggressively focused on its primary operations in Electronic Data Interchange
(EDI) and core business in electronic Medical Transaction Processing.

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

PROCESSING TERMINAL LEASING AGREEMENTS

     The Company has entered into leasing agreements with LADCO Financial Group for the purpose of leasing processing terminals. The Company has pledged and granted for collateral in connection with the lease agreements one million restricted common shares. These common shares would be surrendered upon default of the leasing agreements. This pledge and granting of security interest was executed on January 2002.

     The Company has arranged its terms with this credit facility as an equipment lessor whereby the Company sells terminals to the lessor when it has obtained a service contract with a provider. Under these agreements, the Company is leasing back the processing terminals from the lessor and in turn leases them to the purchaser for a period of 48-60 months however; the customer may terminate the agreement after 12 months. The Company is accounting for the transactions as sale-leasebacks. The leases with the customers are inclusive with the monthly service contracts and are effectively accounted for as operating leases. Gains on terminal sales under sale-leaseback transactions are deferred and are being amortized to income in proportion to amortization of the assets, generally over the term of the lease with the credit facility generally for a period of 48 to 60 months. At September 30, 2003, the remaining deferred equipment gain of $3,451,609 is shown as "Deferred Revenue" in the Company's Balance Sheet. For the three months ended September 30, 2003, the total interest expense incurred by the Company under these leases was $201,387.

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

ADDITIONAL INFORMATION

     Medcom files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission's Internet site at www.sec.gov.
-----------

RESULTS OF OPERATIONS

Revenues for the quarter ended September 30, 2003 were $638,178 as compared to the quarter ended September 30, 2002 of $306,149. The Company has divested of all its business segments other than the MedCard business, which it intends to devote it full resources. Revenues are primarily derived from monthly service fees collected and revenues related to the leasing of terminal assets.

Cost of sales for the quarter ended September 30, 2003 was $28,233 as compared to quarter ended September 30, 2002 of $31,542. Margins have increased as the Company has decreased its service offerings and divesting of unprofitable business sectors. As a result, the Company's focus on medical transaction processing has increased its overall margins.

General and administrative expenses for quarter ended September 30, 2003 was $797,255 as compared to quarter ended September 30, 2002 of $803,727. These expenses slightly decreased as the Company has instituted cost curtailment measures and is monitoring expenditures to conform with operating budgetary constraints.

Selling expenses for the quarter ended September 30, 2003 was $261,553 as compared to the quarter ended September 30, 2002 of $165,892. These expenses are directly attributed to the Company's aggressive marketing and outside sales organizations that transact business on behalf of the Company's terminal equipment and services.

Interest expense for the quarter ended September 30, 2003 was $220,928 as compared to quarter ended September 30, 2002 of $44,126. Interest expense has increased as a result of volume increases of leased terminal assets by the Company.

No tax benefit was recorded on the expected operating loss for the quarter ended September 30, 2003 as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. For the quarter ended we do not expect to realize a deferred tax asset and it is uncertain, therefore we have provided a 100% valuation of the tax benefit and assets until we are certain to experience net profits in the future to fully realize the tax benefit and tax assets.

Net loss for the quarter ended September 30, 2003 was ($913,792) compared net loss for the quarter ended September 30, 2002 of ($977,138).

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the three months ended September 30, 2003, was ($1,019,280) as compared to cash used in operating activities for the three months ended September 30, 2002 of ($1,000,666). Overall sales have increased in the areas of direct sales along with sales-leaseback transactions, and as a result has impacted inventory purchases.

Cash used in investing activities for the three months ended September 30, 2003 was $81,881 as compared to cash used in investing activities for the three
months ended September 30, 2002 of $197,847.  There has been   terminal
equipment that has been transacted as sales-leaseback transactions and terminal software upgrade expenses that have been incurred. Also, the Company has been advanced from an affiliate in the form of loans to fund operations for deficiencies in operating cash requirements as of September 30, 2003.

Cash provided by financing activities was $918,935 for the three months ended September 30, 2003 compared to cash provided by financing activities for the three months ended September 30, 2002 of $775,391. The

Company has financed its terminal equipment though the leasing-back of terminals and as a result has received proceeds.

SOURCES OF CAPITAL

     The Company has relied upon a significant shareholder to fund its operating cash flow deficiencies since June 30, 2001. Presently, this funding is accomplished in the form of loans to the Company. At September 30, 2003, an affiliated shareholder to the Company has advanced $886,000 to the Company. The loans are represented by unsecured notes, and carry interest at 9%.
Accordingly, these loans are recorded as long-term debt in the accompanying financial statements. Management believes that current trends in its electronic transaction processing to the health care industries will provide cash flow in the near fiscal period to be self-sustaining from operations. The amount of such will be dependent upon the rate of growth experienced and demand for the Company's product and services.

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

     Management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded, as a representation that the future events, plans, or expectations contemplated will be achieved. The Company undertakes no obligation to publicly update, review, or revise any forward-looking statements to reflect any change in expectations or any change in events, conditions, or circumstances on which any such statements are based. Our filings with the Securities Exchange Commission, including the Form 10-KSB, and may be accessed at the SEC's web site, www.sec.gov.
                                           ------------

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     MedCom is involved in various legal proceedings and claims as described in our Form 10-KSB for the year ended June 30, 2003. No material developments occurred in any of these proceedings during the quarter ended September 30, 2003. The costs and results associated with these legal proceedings could be significant and could affect the results of future operations.

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

                                  EXHIBIT INDEX


Exhibit Number       Description
--------------       -----------

Exhibit 31           Management Certification

Exhibit 32           Sarbanes-Oxley Act Certification