Form 10QSB
period 2003-12-31
MEDCOM USA INC
filed 2004-02-13
CIK 907127

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

               [_]  For the quarterly period ended December 31, 2003.

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

Yes               No       X
     ---------         ---------

     The number of shares of the issuer's common equity outstanding as of January 28, 2004 was 38,326,532 shares of common stock.

     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes               No       X
     ---------         ---------


                                 MEDCOM USA, INC.
                            INDEX TO FORM 10-QSB FILING
               FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2003

                                 TABLE OF CONTENTS

                                      PART I
                               FINANCIAL INFORMATION

                                                                            PAGE
Item 1. Financial Statements
          Balance Sheet
               As of December 31, 2003 . . . . . . . . . . . . . . . . . . . . . 3
          Statements of Operations
               For the Three and Six Months Ended December 31, 2003
               and 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
          Statements of Cash Flows
               For the Six Months Ended December 31, 2003
               and 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

          Notes to the Financial Statements . . . . . . . . . . . . . . . .  6 - 9

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations . . . . . . . . . . . . . . . . . . . . .  10 - 15


                                    PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

Item 3. Control and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . 15

CERTIFICATIONS

     Exhibit 31 - Management Certification . . . . . . . . . . . . . . . . . .  16

     Exhibit 32 - Sarbanes-Oxley Act . . . . . . . . . . . . . . . . . . . . .  17

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                   MEDCOM USA, INC.
                        CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                AS OF DECEMBER 31, 2003

ASSETS
CURRENT ASSETS
   Cash                                                                  $     16,098
   Accounts receivable, net of allowance of $49,525                           297,107
   Inventories                                                                436,076
   Prepaid expenses and other current assets                                    1,251
                                                                         -------------
      Total current assets                                                    750,532

PROCESSING TERMINALS, net of accum. deprec. $1,398,773                      4,497,810
PROPERTY AND EQUIPMENT, net of accum. deprec. $1,207,339                      214,593

GOODWILL, net of accumulated amortization of $322,575                         436,423

OTHER ASSETS                                                                   17,657
                                                                         -------------
    TOTAL ASSETS                                                         $  5,917,015
                                                                         =============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts payable                                                      $  1,280,577
   Accrued expenses and other liabilities                                   1,116,573
   Dividend payable                                                            23,750
   Notes payable - current                                                    109,437
   Deferred revenue - current portion                                       1,073,126
   Capital lease obligations - current portion                              1,302,276
                                                                         -------------
      Total current liabilities                                             4,905,739

CAPITAL LEASE OBLIGATIONS - long-term portion                               3,890,175
 NOTE PAYABLE- affiliate                                                    1,336,482
  DEFERRED REVENUE                                                          2,509,791
                                                                         -------------
      Total liabilities                                                    12,642,187
                                                                         -------------

STOCKHOLDERS' EQUITY:
    Convertible preferred stock, Series A $.001par value, 52,900 shares
      designated, 4,250 issued and outstanding                                      4
    Convertible preferred stock, Series D $.01par value, 50,000 shares
      designated, 2,850 issued and outstanding                                     29
   Common stock, $.0001 par value, 80,000,000 shares authorized,
      38,679,865 issued and 38,492,878 outstanding                              3,868
   Paid in capital                                                         64,135,519
   Accumulated deficit                                                    (70,864,592)
                                                                         -------------
      Total stockholders' equity                                           (6,725,172)
                                                                         -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  5,917,015
                                                                         =============

         See the accompanying notes to these unaudited financial statements.

                                MEDCOM USA, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002



                                                Three Months Ended           Six Months Ended
                                                2003          2002          2003          2002
                                            --------------------------  --------------------------
REVENUES:

     Terminal sales                         $   290,779   $   200,507   $   379,405   $   233,782
     Service                                    588,334       362,153     1,137,886       634,987
                                            --------------------------  --------------------------
                                                879,113       562,660     1,517,291       868,769
COST OF SALES AND SERVICE:                       96,566        41,288       124,799        72,830
                                            --------------------------  --------------------------
  GROSS PROFIT                                  782,547       521,372     1,392,492       795,939
OPERATING EXPENSES:
     General and administrative                 754,850       651,518     1,552,105     1,455,915
     Sales and marketing                        331,329       319,633       592,882       485,525
     Professional and consulting fees           180,000        22,500       210,000        27,400
     Royalties                                   23,502        22,093        57,855        87,989
     Depreciation and amortization              341,601       217,036       724,232       384,241
                                            --------------------------  --------------------------
  Total operating expenses                    1,631,282     1,232,780     3,137,074     2,441,070
                                            --------------------------  --------------------------
OPERATING LOSS                                 (848,735)     (711,408)   (1,744,582)   (1,645,131)
                                            --------------------------  --------------------------

OTHER (INCOME) AND EXPENSES
     Interest expense                           248,478        73,854       469,406       117,982
     Other income                                 8,161             -      (194,823)            -
                                            --------------------------  --------------------------
   Total other expense                          256,639        73,854       274,583       117,982
                                            --------------------------  --------------------------
LOSS FROM CONTINUING OPERATIONS              (1,105,374)     (785,262)   (2,019,165)   (1,763,113)

          NET LOSS                           (1,105,374)     (785,262)   (2,019,165)   (1,763,113)
  Preferred stock dividend                            -             -             -             -
                                            --------------------------  --------------------------

TOTAL NET COMPREHENSIVE LOSS                $(1,105,374)  $  (785,262)  $(2,019,165)  $(1,763,113)
                                            ==========================  ==========================

NET LOSS PER SHARE:
  Basic:
     Continuing operations                  $     (0.03)  $     (0.02)  $     (0.05)  $     (0.05)
     Discontinued operations                          -             -             -             -
                                            ------------  ------------  ------------  ------------
 Total Basic                                $     (0.03)  $     (0.02)  $     (0.05)  $     (0.05)
                                            ============  ============  ============  ============

  Diluted:
     Continuing operations                  $     (0.03)  $     (0.02)  $     (0.05)  $      0.05
     Discontinued operations                          -             -             -             -
                                            --------------------------  --------------------------
  Total Diluted                             $     (0.03)  $     (0.02)  $     (0.05)  $      0.05
                                            ==========================  ==========================

Weighted Average Common Shares Outstanding
     Basic                                   38,320,595    36,979,865    37,599,128    36,929,865
                                            ==========================  ==========================
     Diluted                                 38,320,595    36,979,865    37,599,128    36,929,865
                                            ==========================  ==========================


       See the accompanying notes to these unaudited financial statements.

                                MEDCOM USA, INC.
                       STATEMENT OF CASH FLOWS (UNAUDITED)
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

                                                                 2003          2002
                                                             ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss)                                                 $(2,019,165)  $(1,763,113)
  Adjustments to reconcile net income to net cash
     (used in) operating activities:
  Depreciation and amortization                                  724,232       384,241
  Payment of expenses through the issuance of common stock        32,500        26,000
  Allowance for sales returns                                     20,113             -
  Changes in assets and liabilities:
     Trade accounts receivable                                  (107,495)      (45,499)
     Inventories                                                 (25,783)     (181,718)
     Prepaid and other current assets                              1,876             -
     Accounts payable and accrued liabilities                   (314,130)      152,832
     Deferred revenue                                           (498,127)     (201,930)
                                                             ------------  ------------
     Net cash (used in) operating activities:                 (2,185,979)   (1,629,187)
                                                             ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and software upgrades                   (25,000)      (55,041)
                                                             ------------  ------------
          Net cash (used in) investing activities:               (25,000)      (55,041)
                                                             ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments on capital leases                        (544,074)     (226,950)
  Proceeds from sale of common stock                             825,001             -
  Advances from affiliates                                       558,174       411,000
  Proceeds from line-of-credit                                     7,430
  Proceeds from capital sales-leaseback transactions           1,326,086     1,512,720
                                                             ------------  ------------
          Net cash provided by financing activities            2,172,617     1,696,770
                                                             ------------  ------------

INCREASE (DECREASE) IN CASH                                      (38,362)       12,542
CASH, BEGINNING OF PERIOD                                         54,460        27,428
                                                             ------------  ------------
CASH, END OF PERIOD                                          $    16,098   $    39,970
                                                             ============  ============

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                                $   365,017   $   116,982
                                                             ============  ============
Income taxes paid                                                      -             -
                                                             ============  ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
 ACTIVITIES:
Terminals capitalized unders sales/leaseback transactions    $ 1,576,502   $ 1,726,593
                                                             ============  ============

       SEE the accompanying notes to these unaudited financial statements.

                                MEDCOM USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     INTERIM PERIODS ENDED DECEMBER 31, 2003

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements represent the financial position of MedCom USA, Inc. ("Company") as of December 31, 2003 and includes results of operations of the Company for the six months ended December 31, 2003 and cash flows for the six months ended December 31, 2003. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments to these unaudited financial statements necessary for a fair presentation of the results for the interim period presented have been made. The results for the six months ended December 31, 2003 may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended June 30, 2003, including specifically the financial statements and notes to such financial statements contained therein.

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

Property and Equipment
----------------------

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 5 years. The Company's leaseback transactions of processing terminals to healthcare providers are generally for a period of 48 to 60 months. Depreciation expense for the leased terminal assets are on the straight-line method over the term of the lease in amounts necessary to reduce the carrying amount of the terminal asset. Estimated and actual residual values are reviewed on a regular basis to determine that depreciation amounts are appropriate. Depreciation expense relating to leased terminal assets was $320,714 for the three months ended December 31, 2003.

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

Revenue Recognition
-------------------

Sales Revenues: The Company's sales revenues are derived from the sale of processing terminals, computer equipment and other items and are recognized upon shipment. Revenue from the licensing of equipment software is recognized upon acceptance by the customer, if the licensing agreement includes such an acceptance provision, otherwise it is recognized upon shipment.

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

Comprehensive Income
--------------------

Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles are excluded from net income.

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

Intangible Assets
-----------------

Intangible assets at December 31, 2003 consist of goodwill associated with the Company's acquisition of MedCard, and the difference between the purchase price of the acquired business and the fair value of the identifiable net assets.

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


3. TERMINALS AND SALE-LEASEBACK TRANSACTIONS

The Company capitalizes the value of the point of sale terminals that are sold under capital sale-leaseback transactions. The terminals are purchased from third party vendors and are recorded as inventory at that time. The Company enters into sale and service agreements with its customers at which time the terminal is programmed with the Company's proprietary software and is then installed with the customer. Many of those terminals are the basis for the sale-leaseback transactions. The terminals are capitalized at the value determined by the lessor on the basis of the cash flow under the terms of the sale and service agreements with the customers.

Terminals                                                  $5,896,583
Less accumulated amortization                              (1,398,773)
                                                           -----------
               Terminals, net                              $4,497,810
                                                           ===========


During the three months ended December 31, 2003, the Company entered into capital lease obligations under sale-leaseback transactions totaling $468,348. The total gain realized on these transactions was $363,195 for the three months ended December 31, 2003. As of December 31, 2003, of the total gain amount $13,631 was recognized and $349,564 is deferred to future periods.

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

OVERVIEW

     MedCom USA, Inc. (the "Company") a Delaware corporation was formed in August 1991 under the name Sims Communications, Inc. The Company's primary business was providing telecommunications services. In 1996 the Company introduced four programs to broaden the Company's product and service mix: (a) cellular telephone activation, (b) sale of prepaid calling cards, (c) sale of long distance telephone service and (d) rental of cellular telephones using an overnight courier service. With the exception of the sale of prepaid calling cards, these four programs were discontinued in December 1997. During the fiscal year of 1998, the Company diversified its operations and moved into the area of medical information processing.

     The Company changed its name to MedCom USA, Inc. in October 1999. During the fiscal years of 1999 and continuing through 2000, the Company directed its efforts in medical information processing. As of December 31, 2003, the Company currently operates the MedCard System (MedCard) that is deployed through a point-of-sale terminal or personal computer offering electronic transaction processing, as well as insurance eligibility verification. The Company has aggressively focused on its primary operations in Electronic Data Interchange
(EDI) and core business in electronic Medical Transaction Processing.

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

SERVICE AGREEMENTS

     During December 1998, the Company entered into a service agreement with WebMD Envoy. This agreement encompasses the process of Electronic Data Interchange (EDI) and related services. The services provided are complimentary to the Company's core business, and accomplishes transaction processing services that allows healthcare providers and payers to process medical transactions quickly and accurately, and results in reduced administrative costs and an increase in healthcare reimbursements to healthcare providers.

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

PROCESSING TERMINAL LEASING AGREEMENTS

     The Company has entered into leasing agreements with LADCO Financial Group for the purpose of leasing processing terminals. The Company has pledged and granted for collateral in connection with the lease agreements, one million restricted common shares. These common shares would be surrendered upon default of the leasing agreements. This pledge and granting of security interest was executed on January 2002.

     The Company has arranged its terms with this credit facility as an equipment lessor whereby the Company sells terminals to the lessor when it has obtained a service contract with a provider. Under these agreements, the Company is leasing back the processing terminals from the lessor and in turn leases them to the purchaser for a period of 48-60 months however; the customer may terminate the agreement after 12 months. The Company is accounting for the transactions as sale-leasebacks. The leases with the customers are inclusive with the monthly service contracts and are effectively accounted for as operating leases. Gains on terminal sales under sale-leaseback transactions are deferred and are being amortized to income in proportion to amortization of the assets, generally over the term of the lease with the credit facility generally for a period of 48 to 60 months. At December 31, 2003, the remaining deferred equipment gain of $3,582,917 is shown as "Deferred Revenue" in the Company's Balance Sheet. For the three months ended December 31, 2003, the total interest expense incurred by the Company under these leases was $237,947.

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

ADDITIONAL INFORMATION

     Medcom files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission's Internet site at www.SEC.gov.
-----------

RESULTS OF OPERATIONS

Revenues for the quarter ended December 31, 2003 were $879,113 as compared to the quarter ended December 31, 2002 of $562,660. The Company has divested of all its business segments other than the MedCard business, which it intends to devote it full resources. Revenues are primarily derived from monthly service fees collected and revenues related to the leasing of terminal assets.

Cost of sales for the quarter ended December 31, 2003 was $96,566 as compared to quarter ended December 31, 2002 of $41,288. Overall margins have increased as the Company has decreased its service offerings and divested unprofitable business sectors. As a result, the Company's focus on medical transaction processing has increased its costs due to increases in benefit verification transaction processing.

General and administrative expenses for quarter ended December 31, 2003 was $754,850 as compared to quarter ended December 31, 2002 of $651,518. These expenses have increased despite the Company instituting cost curtailment measures.

Selling expenses for the quarter ended December 31, 2003 was $331,329 as compared to the quarter ended December 31, 2002 of $319,633. These expenses are directly attributed to the Company's aggressive marketing and outside sales organizations that market the Company's equipment and services.

Interest expense for the quarter ended December 31, 2003 was $248,478 as compared to quarter ended December 31, 2002 of $73,854. Interest expense has increased as a result of volume increases of leased terminal assets by the Company.

No tax benefit was recorded on the expected operating loss for the quarter ended December 31, 2003 as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. For the quarter ended we do not expect to realize a deferred tax asset and it is uncertain, therefore we have provided a 100% valuation of the tax benefit and assets until we are certain to experience net profits in the future to fully realize the tax benefit and tax assets.

Net loss for the quarter ended December 31, 2003 was ($1,105,374) compared net loss for the quarter ended December 31, 2002 of ($785,262).

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the six months ended December 31, 2003, was ($2,185,979) as compared to cash used in operating activities for the six months ended December 31, 2002 of ($1,629,187). Overall sales have increased in the areas of direct sales along with sales-leaseback transactions, and as a result has impacted inventory purchases.

Cash used in investing activities for the six months ended December 31, 2003 was ($25,000) as compared to cash used in investing activities for the six months ended December 31, 2002 of ($55,041). Terminal software upgrade expenses have been incurred.

Cash provided by financing activities was $2,172,617 for the six months ended December 31, 2003 compared to cash provided by financing activities for the six months ended December 31, 2002 of $1,696,770. The Company has financed its terminal equipment though the leasing-back of terminals and as a result has received proceeds, and also the Company has been advanced from an affiliate in the form of loans to fund operations for deficiencies in operating cash requirements.

SOURCES OF CAPITAL

     The Company has relied upon a significant shareholder to fund its operating cash flow deficiencies since June 2001. Presently, this funding is accomplished in the form of loans to the Company. At December 31, 2003, an affiliated shareholder to the Company has advanced $1,336,000 to the Company. The loans are represented by unsecured notes, and carry interest at 9%. Accordingly, these loans are recorded as long-term debt in the accompanying financial statements. Management believes that current trends in its electronic transaction processing to the health care industries will provide cash flow in the near fiscal period to be self-sustaining from operations. The amount of such will be dependent upon the rate of growth experienced and demand for the Company's product and services.

     As described above, the Company has secured an arrangement with a third party leasing company to provide funds upon the execution of a rental and service agreement with a customer. Generally, the health care provider customer will enter into an agreement with the Company to rent a terminal and subscribe to the transaction processing and insurance verification service. At that time, the Company will sell the terminal associated with the service contract to the lessor and then leaseback that terminal. The leasing transactions provide for funding to the Company to cover its cost of the terminal, placement of the terminal with the customer and a profit margin. The Company is generally required to pay the lease rentals to the lessor from 48 to 60 months. The source of funds for those repayments is the rental payments from the health care provider customer.

OTHER CONSIDERATIONS

     There are numerous factors that affect our business and the results of its operations. Sources of these factors include general economic and business conditions, federal and state regulation of business activities, the level of demand for the Company's product or services, the level and intensity of competition in the medical transaction processing industry, the Company's ability to develop new services based on new or evolving technology and the market's acceptance of those new services, the Company's ability to timely and effectively manage periodic product transitions, the services, customer and geographic sales mix at any particular period, and the ability to continue to improve the infrastructure (including personnel and systems) to keep pace with the growth in its overall business activities.

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

     Management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded, as a representation that the future events, plans, or expectations contemplated will be achieved. The Company undertakes no obligation to publicly update, review, or revise any forward-looking statements to reflect any change in expectations or any change in events, conditions, or circumstances on which any such statements are based. Our filings with the Securities Exchange Commission, including the Form 10-KSB, and may be accessed at the SEC's web site, www.SEC.gov.
                                           ------------

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     MedCom is involved in various legal proceedings and claims as described in our Form 10-KSB for the year ended June 30, 2003. No material developments occurred in any of these proceedings during the quarter ended December 31, 2003. The costs and results associated with these legal proceedings could be significant and could affect the results of future operations.

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