Form 10QSB
period 2004-03-31
MEDCOM USA INC
filed 2004-05-14
CIK 907127

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

            For the quarterly period ended March 31, 2004

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

Yes     X          No
     ------            ------

     The number of shares of the issuer's common equity outstanding as of April 29, 2004 was 47,870,405 shares of common stock.

           Transitional Small Business Disclosure Format (check one):

Yes                No     X
     ------            ------

                                MEDCOM USA, INC.
                           INDEX TO FORM 10-QSB FILING
                 FOR THREE AND NINE MONTHS ENDED MARCH 31, 2004

                                TABLE OF CONTENTS

                                     PART I
                           FINANCIAL INFORMATION PAGE

Item 1.  Financial Statements
               Balance Sheet
                    As  of  March  31,  2004 . . . . . . . . . . . . . . . . .3
               Statements  of  Operations
                    For the Three and Nine Months Ended March 31, 2004
                    and 2003 . . . . . . . . . . . . . . . . . . . . . . . . .4
               Statements  of  Cash  Flows
                    For the Nine Months Ended March 31, 2004
                    and 2003 . . . . . . . . . . . . . . . . . . . . . . . . .5

               Notes to the Financial Statements . . . . . . . . . . . . .6 - 9

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations . . . . . . . . . . . . . . . . . . . . .10 - 15


                                     PART II
                                OTHER INFORMATION

Item 1.  Legal  Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .15

Item 3.  Control  and  Procedures . . . . . . . . . . . . . . . . . . . . . .15

CERTIFICATIONS

     Exhibit 31 - Management Certification  . . . . . . . . . . . . . . . . .16

     Exhibit 32 - Sarbanes-Oxley Act  . . . . . . . . . . . . . . . . . . . .17

                          PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                MEDCOM USA, INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                              AS OF MARCH 31, 2004

ASSETS
CURRENT ASSETS
   Cash                                                                  $     88,085
   Accounts receivable, net of allowance of $63,539                           662,479
   Accounts receivable - affiliate                                          1,112,333
   Inventories                                                                761,012
   Prepaid expenses and other current assets                                   70,926
                                                                         -------------
      Total current assets                                                  2,694,835

PROCESSING TERMINALS, net of accum. deprec. $1,730,951                      4,244,920
PROPERTY AND EQUIPMENT, net of accum. deprec. $1,236,079                      272,007

GOODWILL, net of accumulated amortization of $322,575                         436,423

OTHER ASSETS                                                                   17,657
                                                                         -------------
        TOTAL ASSETS                                                     $  7,665,842
                                                                         =============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts payable                                                      $  1,331,858
   Accrued expenses and other liabilities                                     753,845
   Dividend payable                                                            23,750
   Notes payable - current                                                    109,437
   Deferred revenue - current portion                                       1,104,583
   Capital lease obligations - current portion                              1,455,385
                                                                         -------------
      Total current liabilities                                             4,778,858

CAPITAL LEASE OBLIGATIONS - long-term portion                               3,751,028
  DEFERRED REVENUE                                                          2,344,871
                                                                         -------------
      Total liabilities                                                    10,874,757
                                                                         -------------

STOCKHOLDERS' EQUITY:
   Convertible preferred stock, Series A $.001par value, 52,900 shares
     designated, 4,250 issued and outstanding                                       4
   Convertible preferred stock, Series D $.01par value, 50,000 shares
     designated, 2,850 issued and outstanding                                      29
   Common stock, $.001 par value, 80,000,000 shares authorized,
     47,596,583 issued and 47,409,596 outstanding                               4,859
   Subscriptions receivable                                                  (806,016)
   Paid in capital                                                         70,678,470
   Accumulated deficit                                                    (73,086,261)
                                                                         -------------
      Total stockholders' equity                                           (3,208,915)
                                                                         -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  7,665,842
                                                                         =============

      See the accompanying notes to these unaudited financial statements.

                                        MEDCOM USA, INC.
                       CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                  FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                Three Months Ended          Nine Months Ended
                                                2004          2003          2004          2003
                                            --------------------------  --------------------------
REVENUES:

     Terminal sales                         $   571,566   $   280,038   $   856,442   $   513,819
     Service                                    618,846       398,978     1,756,733     1,033,965
                                            --------------------------  --------------------------
                                              1,190,412       679,016     2,613,175     1,547,784
COST OF SALES AND SERVICE:                      221,914        41,935       346,713       114,765
                                            --------------------------  --------------------------
  GROSS PROFIT                                  968,498       637,081     2,266,462     1,433,019
OPERATING EXPENSES:
     General and administrative                 987,350       755,919     2,542,575     2,211,834
     Sales and marketing                        535,189       237,348     1,110,032       722,873
     Professional and consulting fees           334,300        16,100       544,300        43,500
     Royalties                                   75,034        83,450       132,889       171,439
     Depreciation and amortization              360,916       257,832     1,085,149       642,073
                                            --------------------------  --------------------------
  Total operating expenses                    2,292,789     1,350,649     5,414,945     3,791,719
                                            --------------------------  --------------------------
OPERATING LOSS                               (1,324,291)     (713,568)   (3,148,483)   (2,358,700)
                                            --------------------------  --------------------------

OTHER (INCOME) AND EXPENSES
     Interest expense                           234,320       125,140       703,726       243,122
     Interest income                             (3,196)            -        (3,196)            -
    Other income                                      -                    (194,823)
    Other expense                               586,641                     586,641
                                            --------------------------  --------------------------
   Total other (income) expense                 817,765       125,140     1,092,348       243,122
                                            --------------------------  --------------------------
LOSS FROM CONTINUING OPERATIONS              (2,142,056)     (838,708)   (4,240,831)   (2,601,822)

          NET LOSS                           (2,142,056)     (838,708)   (4,240,831)   (2,601,822)
  Preferred stock dividend                            -             -             -             -
                                            --------------------------  --------------------------

TOTAL NET COMPREHENSIVE LOSS                $(2,142,056)  $  (838,708)  $(4,240,831)  $(2,601,822)
                                            ==========================  ==========================

NET LOSS PER SHARE:
  Basic:
     Continuing operations                  $     (0.05)  $     (0.02)  $     (0.11)  $     (0.07)
     Discontinued operations                          -             -             -             -
                                            --------------------------  --------------------------
 Total Basic                                $     (0.05)  $     (0.02)  $     (0.11)  $     (0.07)
                                            ==========================  ==========================

  Diluted:
     Continuing operations                  $     (0.05)  $     (0.02)  $     (0.11)  $     (0.07)
     Discontinued operations                          -             -             -             -
                                            --------------------------  --------------------------
  Total Diluted                             $     (0.05)  $     (0.02)  $     (0.11)  $     (0.07)
                                            ==========================  ==========================

Weighted Average Common Shares Outstanding
     Basic                                   41,557,994    36,979,865    38,899,486    36,946,288
                                            ==========================  ==========================
     Diluted                                 41,557,994    36,979,865    38,899,486    36,946,288
                                            ==========================  ==========================

      See the accompanying notes to these unaudited financial statements.

                                          MEDCOM USA, INC.
                                STATEMENT OF CASH FLOWS (UNAUDITED)
                          FOR THE NINE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                                             2004          2003
                                                                         ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss)                                                             $(4,240,831)  $(2,601,822)
  Adjustments to reconcile net income to net cash
    (used in) operating activities:
  Depreciation and amortization                                            1,085,148       642,074
  Payment of expenses through the issuance of common stock                 1,048,441        26,000
  Allowance for sales returns                                                 31,383             -
  Changes in assets and liabilities:
     Trade accounts receivable                                              (472,867)      (74,277)
     Accounts receivable - affiliate                                               -             -
     Inventories                                                            (219,631)     (253,240)
     Prepaid and other current assets                                        (67,799)        3,623
     Accounts payable and accrued liabilities                               (618,118)      354,361
     Deferred revenue                                                       (766,644)     (346,583)
                                                                         ------------  ------------
     Net cash (used in) operating activities:                             (4,220,918)   (2,249,864)
                                                                         ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and software upgrades                              (137,575)      (78,058)
  Advances from affiliate                                                  1,126,804       971,000
  Advances to affiliate                                                   (2,240,461)     (264,168)
                                                                         ------------  ------------
     Net cash (used in) investing activities:                             (1,251,232)      628,774
                                                                         ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments on capital leases                                    (854,020)     (392,684)
  Proceeds from sale of common stock                                       4,770,002             -
  Proceeds from capital sales-leaseback transactions                       1,589,793     2,084,732
                                                                         ------------  ------------
     Net cash provided by financing activities                             5,505,775     1,692,048
                                                                         ------------  ------------

INCREASE (DECREASE) IN CASH                                                   33,625        70,958
CASH, BEGINNING OF PERIOD                                                     54,460        27,428
                                                                         ------------  ------------
CASH, END OF PERIOD                                                      $    88,085   $    98,386
                                                                         ============  ============

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                                            $   555,896   $   216,731
                                                                         ============  ============
Income taxes paid                                                                  -             -
                                                                         ============  ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Terminals capitalized under sales/leaseback transactions                 $ 1,848,904   $ 2,400,548
                                                                         ============  ============
Repayment of payable to affiliate through the issuance of common stock   $   776,984   $         -
                                                                         ============  ============

      See the accompanying notes to these unaudited financial statements.

                                MEDCOM USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      INTERIM PERIODS ENDED MARCH 31, 2004


1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements represent the financial position of MedCom USA, Inc. ("Company") as of March 31, 2004 and includes results of operations of the Company for the nine months ended March 31, 2004 and cash flows for the nine months ended March 31, 2004. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments to these unaudited financial statements necessary for a fair presentation of the results for the interim period presented have been made. The results for the nine months ended March 31, 2004 may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended June 30, 2003, including specifically the financial statements and notes to such financial statements contained therein.

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

Property and Equipment
----------------------

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 5 years. The Company's leaseback transactions of processing terminals to healthcare providers are generally for a period of 48 to 60 months. Depreciation expense for the leased terminal assets are on the straight-line method over the term of the lease in amounts necessary to reduce the carrying amount of the terminal asset. Estimated and actual residual values are reviewed on a regular basis to determine that depreciation amounts are appropriate. Depreciation expense relating to leased terminal assets was $298,734 for the three months ended March 31, 2004.

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

Intangible Assets
-----------------

Intangible assets at March 31, 2004 consist of goodwill associated with the Company's acquisition of MedCard, and the difference between the purchase price of the acquired business and the fair value of the identifiable net assets.

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

Terminals                                                  $5,975,871
Less accumulated amortization                              (1,730,951)
                                                           -----------
               Terminals, net                              $4,244,920
                                                           ===========


During the three months ended March 31, 2004, the Company entered into capital lease obligations under sale-leaseback transactions totaling $268,516. The total gain realized on these transactions was $136,020 for the three months ended March 31, 2004. As of March 31, 2004, of the total gain amount $4,546 was recognized and $131,473 is deferred to future periods.

4. SUBSCRIPTIONS RECEIVABLE

The Company is obligated to issue shares of its common stock for those that have subscribed for stock, however final payment has not been received. As of March 31, 2004, the amount of subscribed stock is $806,016 and is shown as "Subscriptions Receivable" in the Company's Balance Sheet.

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

     During February 2004, the Company entered into a service agreement with CDS Capital. This agreement will enable eligible healthcare providers utilizing the Medcom terminals to finance their accounts receivables. Health care providers utilizing the Medcom terminal to secure patient eligibility and process claims will now be able to receive regular payments for a large percentage of claims processed from the previous week. This financial management service will decrease the time and costs associated with accounts receivable collections.

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

     The Company has arranged its terms with this credit facility as an equipment lessor whereby the Company sells terminals to the lessor when it has obtained a service contract with a provider. Under these agreements, the Company is leasing back the processing terminals from the lessor and in turn leases them to the purchaser for a period of 48-60 months however; the customer may terminate the agreement after 12 months. The Company is accounting for the transactions as sale-leasebacks. The leases with the customers are inclusive with the monthly service contracts and are effectively accounted for as operating leases. Gains on terminal sales under sale-leaseback transactions are deferred and are being amortized to income in proportion to amortization of the assets, generally over the term of the lease with the credit facility generally for a period of 48 to 60 months. At March 31, 2003, the remaining deferred equipment gain of $3,449,454 is shown as "Deferred Revenue" in the Company's Balance Sheet. For the nine months ended March 31, 2003, the total interest expense incurred by the Company under these leases was $234,320.

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

ADDITIONAL INFORMATION

     Medcom files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission's Internet site at www.SEC.gov.
-----------

RESULTS OF OPERATIONS

Revenues for the quarter ended March 31, 2004 were $1,190,412 as compared to the quarter ended March 31, 2003 of $679,016. The Company has divested of all its business segments other than the MedCard business, which it intends to devote it full resources. Revenues are primarily derived from monthly service fees collected and revenues related to the leasing of terminal assets.

Cost of sales for the quarter ended March 31, 2004 was $221,914 as compared to quarter ended March 31, 2003 of $41,935. Overall margins have decreased as the Company has decreased its service offerings and divested unprofitable business sectors. As a result, the Company's focus on medical transaction processing has increased its costs due to volume increases in benefit verification transaction processing.

General and administrative expenses for quarter ended March 31, 2004 was $987,350 as compared to quarter ended March 31, 2003 of $755,919. These expenses have increased despite the Company instituting cost curtailment measures.

Selling expenses for the quarter ended March 31, 2004 was $535,189 as compared to the quarter ended March 31, 2003 of $237,348. These expenses have increased and are directly attributed to the Company's aggressive marketing and outside sales organizations that market the Company's equipment and services.

Interest expense for the quarter ended March 31, 2004 was $234,320 as compared to quarter ended March 31, 2003 of $125,140. Interest expense has increased as a result of volume increases of leased terminal assets by the Company.

Other expense of $586,641 for the three and nine month periods ended March 31, 2004, Relates to a settlement with a shareholder and investor. This shareholder had invested in the Company in 2001 and interpreted its investment agreement to provide certain dilution protection. The Company and the investor came to an agreement and settled as to the number of shares necessary to provide that protection. In connection therewith, the Company issued an addition 266,655 shares of common stock. Those shares were valued at the trading price of $2.20.

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

Net loss for the quarter ended March 31, 2004 was ($2,142,056) compared net loss for the quarter ended March 31, 2003 of ($838,708).

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the nine months ended March 31, 2004, was ($4,220,918) as compared to cash used in operating activities for the nine months ended March 31, 2003 of ($2,249,864). Overall terminal sales have increased; specifically in the areas of direct sales and sales-leaseback transactions, and has resulted in increases in inventory purchases.

Cash used in investing activities for the nine months ended March 31, 2004 was ($1,251,232) as compared to cash provided by investing activities for the nine months ended March 31, 2003 of $628,774. Terminal software upgrade expenses have been incurred, and also repayments on advances from affiliate.

Cash provided by financing activities was $5,505,775 for the nine months ended March 31, 2004 compared to cash provided by financing activities for the nine months ended March 31, 2003 of $1,692,048. The Company continued with its efforts in marketing and obtained proceeds from common stock sales. The Company has financed its terminal equipment though the leasing-back of terminals and as a result has received proceeds. Proceeds provided by financing activities have been utilized for working capital requirements, marketing, and additional inventory purchases.

ADVANCES TO AFFILIATE

     The Company has relied upon a significant shareholder to fund its operating cash flow deficiencies since June 2001. This funding in the past was accomplished in the form of loans to the Company. At March 31, 2004, the Company has a note receivable of $ 1,112,000, due from this affiliated shareholder and is due upon demand. This note is unsecured and bears interest at 3%. During the quarter ended March 31, 2004, this note payable has become a receivable and has been classified as current in the accompanying Balance Sheet, because repayment is anticipated during the next year.

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

     Management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded, as a representation that the future events, plans, or expectations contemplated will be achieved. The Company undertakes no obligation to publicly update, review, or revise any forward-looking statements to reflect any change in expectations or any change in events, conditions, or circumstances on which any such statements are based. Our filings with the Securities Exchange Commission, including the Form 10-KSB, and may be accessed at the SEC's web site, www.SEC.gov.
                                           ------------

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL  PROCEEDINGS

     MedCom is involved in various legal proceedings and claims as described in our Form 10-KSB for the year ended June 30, 2003. No material developments occurred in any of these proceedings during the quarter ended March 31, 2004. The costs and results associated with these legal proceedings could be significant and could affect the results of future operations.

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