Form 10KSB
period 2004-06-30
MEDCOM USA INC
filed 2004-09-28
CIK 907127

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(X)  ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE  SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2004

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


            7975 NORTH HAYDEN ROAD, SUITE D-333, SCOTTSDALE, AZ 85258
                    (Address of principal executive offices)

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

                          YES _X__ NO ____

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for the most recent fiscal year were $ 3,029,875.

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on June 30, 2004, was approximately $79,928,446

PART I
________________________________________________________________

ITEM 1.   Description of Business

ITEM 2.   Description of Property

ITEM 3.   Legal Proceedings

ITEM 4.   Submission of Matters to a Vote of Security Holders


PART II
________________________________________________________________

ITEM 5.   Market for Common Equity and Related Stockholder Matters

ITEM 6.   Management's Discussion and Analysis or Plan of Operation

ITEM 7.   Financial Statements

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.


PART III
________________________________________________________________

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

     The Company changed its name to MedCom USA, Inc. in October 1999. During the fiscal years of 1999 and continuing through 2003, the Company directed its efforts in medical information processing. As of June 30, 2004, the Company currently operates the MedCard System (MedCard) that is deployed through a point-of-sale terminal or personal computer offering electronic transaction processing, as well as insurance eligibility verification. The Company has aggressively focused on its primary operations in electronic data interchange and core business in electronic medical transaction processing.

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

FINANCIAL SERVICES

     The Company's credit card center and check services, provides the healthcare industry a combination of services designed to improve collection and approvals of credit/debit card payments along with the added benefit and convenience of personal check guarantee from financial institutions.

Flex-pay is an accounts receivable management program that allows a provider to swipe a patient's credit card and store the patient's signature in the terminals, and bill the patient's card at a later date when it is determined what services rendered were not covered by the patient's insurance. Also, an easy-pay option is offered which allows patient's the added benefit and convenience of a one-time payment option or a recurring installment payments that will be processed on a specified date determined by the provider and patient. These options insure providers that payments are timely processed with the features of electronic accounts receivable management. These services are all deployed thorough point-of-sale terminals or a personal computer. Using the MedCard system, medical providers are relieved of many of the problems associated with billings and account management, and results in lower administrative documentation and costs.

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

     As of June 30, 2004 the MedCard system was able to retrieve on-line eligibility and authorization information from approximately 150 medical insurance companies and electronically process and submit billings for its healthcare providers to over 1,700 companies. These insurance providers include CIGNA, Prudential, Oxford Health Plan, United Health Plans, Blue Cross, Medicaid, Aetna, Blue Cross/Blue Shield, and Prudential.

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

SERVICE AND PRODUCTS

     The Company offers its healthcare providers, and health plan groups, a simple solution to expedite its Healthcare and financial transactions electronically through a processing terminal, and the Company maintains its website www.MedCard.com. The features of the terminals are as follows:
        ---------------

     The Company's credit card center and check services, provides the healthcare industry a combination of services designed to improve collection and approvals of credit/debit card payments along with the added benefit and convenience of personal check guarantee from financial institutions.

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

SERVICE AGREEMENTS

     During September 1998, the Company entered into a service agreement with WebMD/Envoy. This agreement encompasses the process of electronic data interchange and related services. The services provided are complimentary to the Company's core business, and accomplishes transaction processing services that allows healthcare providers and payers to process medical transactions quickly and accurately, and results in reduced administrative costs with the benefit of accelerated reimbursements to healthcare providers.

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

     During February 2004, the Company entered into a service agreement with CDS Capital. This agreement will enable eligible healthcare providers utilizing the Medcom terminals to finance their accounts receivables. Health care providers using the Medcom terminal to secure patient eligibility and process claims will now be able to receive regular payments for a large percentage of claims processed from the previous week. This financial management service will decrease the time and costs associated with accounts receivable collections.

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

     The Company has arranged its terms with this credit facility as an equipment lessor whereby the Company sells terminals to the lessor when it has obtained a service contract with a provider. Under these agreements, the Company is leasing back the processing terminals from the lessor and in turn leases them to the purchaser for a period of 48-60 months however; the customer may terminate the agreement after 12 months. The Company is accounting for the transactions as sale-leasebacks. The leases with the customers are inclusive with the monthly service contracts and are effectively accounted for as operating leases. Gains on terminal sales under sale-leaseback transactions are deferred and are being amortized to income in proportion to amortization of the assets, generally over the term of the lease with the credit facility generally for a period of 48-60 months. At June 30, 2004, the remaining deferred equipment gain of $3,295,610 is shown as "Deferred Revenues" in the Company's Balance Sheet.

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

     On June 3, 2003 the Company announced a service solutions partnering with Global eTelecom a leader in the electronic check conversion industry. This customized technology will enable subscribers of the Medcard system the ease and convenience to accept and process paper checks electronically. This process is similar to ease of processing of credit card transactions. Integrating this enhancement increases efficiencies for healthcare providers and insurers nationwide. Announced on June 4, 2003, LML Payment Systems in accord with Global eTelecom the licensor for check services from LML Payment Systems is pleased to accommodate this alliance.

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

ADDITIONAL INFORMATION

     The Company files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission's Internet site at www.sec.gov.
                 ------------

ITEM 2. DESCRIPTION OF PROPERTY.

     As of fiscal year end June 30, 2004, the Company maintains its corporate executive offices in Scottsdale, Arizona. The Company leases 1,317 square feet of office space for approximately $32,000 annually. The Company entered into a three-year lease in May 2002 for the Scottsdale facility. The Company also maintains an office in Irvine, California, for executive office space for approximately $1,300 a month. The Company also leases 5,906 square feet of office space in Islandia, New York, for approximately $104,389 annually; the lease expires March 31, 2008.

     As of fiscal year end June 30, 2004, the Company had 38 employees of which approximately 37 are full-time equivalent employees.

ITEM 3. LEGAL PROCEEDINGS

     Subsequent to June 30, 2001, several former employees filed complaints against the Company alleging breach of employment agreements. The total known claims being sought by the former employees at June 30, 2001 was approximately $175,000. The Company believes that it has settled all former employee claims in amounts aggregating to an amount approximating the accrued amount of $104,000. A former officer has a claim remaining with the Company. The Company is attempting to settle this claim. At June 30, 2004, there was $164,000 accrued relating to this matter.

     Several landlords are seeking damages from the Company due to the Company defaulting on several lease agreements. Certain property management companies have obtained legal judgments against the Company. The total amount of such claims was $634,000. The Company and its legal counsel believe that ultimate settlement will result in a much lower payout. The Company has accrued $208,000 associated with these claims at June 30, 2003. This amount was estimated on the basis of advice from legal counsel whom has settled several similar suits. However, the ultimate result of any settlement could vary significantly from this estimate.

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

     The Company may be subject other unasserted claims associated with the divesting of its unit operations. The Company is also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, except as discussed above, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

     At June 30, 2004, there was approximately $372,000 estimated and accrued for claims related to the litigation matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company submitted no matters to a vote of its security holders during the fiscal year ended June 30, 2004.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     MedCom common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System ("Electronic Bulletin Board) and can be accessed on the Internet at www.otcbb.com under the symbol "EMED."
-------------

     At June 30, 2004, there were 48,627,475 shares of common stock of MedCom outstanding and there were approximately 546 shareholders of record of the Company's common stock.

     The following table sets forth for the periods indicated the high and low bid quotations for MedCom's common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

FISCAL 2004                       HIGH BID   LOW BID
--------------------------------  ---------  --------

Quarter Ended June 30, 2004       $    2.70  $   2.60

Quarter Ended March 31, 2004           2.85      2.65

Quarter Ended December 31, 2003        0.69      0.65

Quarter Ended September 30, 2003       0.78      0.66

FISCAL 2003                       HIGH BID   LOW BID
--------------------------------  ---------  --------

Quarter Ended June 30, 2003       $    1.05  $   0.39

Quarter Ended March 31, 2003           0.50      0.14

Quarter Ended December 31, 2002        0.35      0.14

Quarter Ended September 30, 2002       0.35      0.19

     MedCom has never paid dividends on any of its common stock shares. MedCom does not anticipate paying dividends at any time in the foreseeable future and any profits will be reinvested in MedCom's business. MedCom's Transfer Agent and Registrar for the common stock is Corporate Stock Transfer located in Denver, Colorado.

SALE OF UNREGISTERED SECURITIES

     During the year ended June 30, 2004, the Company issued 7,144,973 shares of its common stock for $5,877,106. Of that amount, 42,184 shares of the Company's common stock were sold to an entity controlled by the Company's chief executive officer and chairman. The remaining shares were issued to third parties in a private placement of the Company's common stock. The shares were sold throughout the year ended June 30, 2004, ranging from $0.50 per share at the beginning of the year to $1.50 per share at the end of the year. Commissions of approximately $426,000 are recorded as a charge in additional paid in capital as direct costs associated with the raising of equity capital. In conjunction with the offering of the common stock the Company issued and the investors received 1,332,199 warrants to purchase the Company's common stock. The warrants have exercise prices ranging from $1.00 to $4.50 per share and expire three years from date of issue.

     The Company has issued shares of its common stock as consideration to consultants for services rendered. The value of those shares is determined based on the trading value of the stock at the dates on which the agreements were into for the services. During the year ended June 30, 2004, the Company granted to consultants, 910,000 shares of common stock valued in the aggregate at $567,800. The value of these shares was expensed during the year.

     During the year ended June 30, 2004, the Company settled a claim with an investor. The investor had claimed that it was owed shares under the investment agreement due to dilution of the stock price. The settlement required the Company to issue an additional 298,866 shares of the Company's common stock to the investor. The shares were valued at $657,505 on the basis of the trading price on the date the settlement was entered into. In a separate settlement, 186,987 shares of the Company's stock was returned and placed in treasury. The treasury shares are recorded at $0.20 per share, the trading price on the date the settlement was entered into. The 186,987 shares remain as treasury stock at June 30, 2004.

     During the year ended June 30, 2004, the Company entered into an agreement with a third party to sell 1,000,000 shares to the third party at $0.50 per share. The shares were issued but the funds have not yet been received. The transaction is reflected as a common stock subscription receivable of $500,000 at June 30, 2004.

     An entity controlled by the Company's chief executive officer and chairman advances funds to the Company to provide for short-term cash flow deficiencies. During the year ended June 30, 2004, this affiliate converted advances of $776,992 into 3,186,499 shares of the Company's common stock.

     Common stock options for 508,941 shares were exercised during the year ended June 30, 2004. A total of 607,800 options were exercised. Of that amount, holders of 257,800 options performed a cashless exercise netting only 158,941 shares being issued in those exercises. The remaining 350,000 options were exercised for cash of $296,984.

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

Statement  of  Operations  Data:
-------------------------------
                                    Years  Ended  June  30,
                                  --------------------------
                                      2004          2003
                                  ------------  ------------

Revenues                          $ 3,029,875   $ 2,199,823
Cost of Sales and Services           (458,656)     (222,181)
Operating and other
    Expenses                       (7,180,510)   (5,701,779)
                                  ------------  ------------
Net Loss                          $(4,609,291)  $(3,724,137)
                                  ============  ============

Balance  Sheet  Data:
--------------------
                                         June  30,
                                --------------------------
                                    2004          2003
                                ------------  ------------
Current Assets                  $ 2,850,032   $   443,222
Total Assets                    $ 7,466,668   $ 5,104,010
Current Liabilities             $ 4,831,497   $ 4,706,744
Non-Current Liabilities         $ 4,668,982   $ 5,960,775
Total Liabilities               $ 9,500,479   $10,667,519
Working Capital (Deficit)       $(1,981,465)  $(4,263,522)
Shareholders' Equity (Deficit)  $(2,033,811)  $(5,563,509)

The  Company has declared no common stock dividends since its inception.

FISCAL 2004 OPERATIONS
----------------------

General. As of June 30, 2004, the Company currently utilizes the MedCard System that is deployed through a processing terminal, PC software, or online processing, and offers electronic transaction processing to the health care industries. MedCom USA continues to focus on its primary operations and core business in medical transaction processing.

YEAR ENDED JUNE 30, 2004
------------------------

RESULTS OF OPERATIONS

     FISCAL YEAR END JUNE 30, 2004, COMPARED TO FISCAL YEAR END JUNE 30, 2003.

     Revenues for Fiscal 2004 increased to $3,029,875 from $2,199,823 during Fiscal 2003. This increase in revenue is directly the result of changes in the Company's strategic direction in core operations. This included discontinuing declining or unprofitable business sectors and officer and management changes. The Company continues to aggressively pursue and devote its resources and focus its direction in electronic transaction processing. The Company's agreement with its credit facility in connection with the sale-leaseback transactions therewith, the Company must defer revenue gains on the sale of the terminals. Those gains are generally recognized over a period of 48-60 months.

     Selling expenses for Fiscal 2004 decreased to $1,043,634 from $1,135,364 during Fiscal 2003. This decrease is primarily the result of marketing efforts and includes commissions paid to internal sales personnel to market the Company's products and services. The Company is currently assessing if it will continue with its outside independent sales organizations.

     General and administrative expenses for Fiscal 2004 increased to $3,488,632 from $2,623,642 during Fiscal 2003. This increase is attributed to the Company's hiring of additional employees as growth has occurred in the area of providing technical support for our products and services in relation to the increases in sales.

     Professional and consulting expenses for Fiscal 2004 increased to $745,348 from $253,155 during Fiscal 2003. These expenses primarily are the result of the recognition of stock/warrants granted for various services to the Company. The expense recognized is determined from the bid and ask price of the common stock at the date of the transaction.

     Interest expense for Fiscal 2004 increased to $887,921 from $438,099 for Fiscal 2003. This increase is a result of increased sales volume and sales-leaseback transactions with the Company's credit facility. Also, expenses were incurred and paid on notes the Company has outstanding.

TRADE VENDOR OBLIGATIONS

     The Company had in the past incurred obligations in many business segments that had been sold or divested several years ago. The Company has accruals of approximately $1,065,000 since those business units were divested. These obligations were due to trade vendors and property management companies. Management believes that the statute of limitations for collecting on these obligations has expired. Subsequently, the Company has removed approximately $870,000 of these obligations during the year ended June 30, 2004. The Company will maintain approximately $195,000 in accruals for these vendor obligations. Although the Company believes that the possibility is remote, vendors associated with these written-off obligations may make a claim against the Company.

     The loss for Fiscal 2004 was ($4,609,291) from ($3,724,137) for Fiscal 2003. Sales and marketing expenses along with interest expenses have increased for Fiscal 2003. The Company has incurred these marketing and sales expenses in relation to increased demand for the Company's products and services.

     As of June 30, 2004, MedCom had a federal net operating loss carry forward of $51,189,000 expiring 2011 to 2023. MedCom had a state net operating loss carry forward of $29,603,000 expiring from 2005 to 2008.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating requirements have been funded primarily on its capital sale- leaseback transactions, and sales of the Company's common stock. During the year ended June 30, 2004, the Company's net proceeds from the capital sales leaseback transactions was approximately $609,000 and proceeds from the sale of common stock were approximately $5,877,000. The Company believes that the cash flows from its monthly service and transaction fees are adequate to repay the capital sale-leaseback operations.

     Cash used in operating activities for Fiscal 2004 was ($5,088,511) compared to ($3,303,080) for Fiscal 2003. The Company's focus on core operations will result in lower accounts receivable and inventory levels. The Company receives payments from customers automatically through electronic fund transfers. Collection cycles are generally less than thirty days.

     Cash used in investing activities was ($1,662,735) for Fiscal 2004, compared to cash used in investing activities of ($754,489) for Fiscal 2003. Streamlining operations and capital budget curtailment practices promoted a reduction in equipment purchases for the Company.

     Cash provided by financing activities was $6,783,407 in Fiscal 2004, compared to $2,575,623 for Fiscal 2003. Financing activities primarily consisted of proceeds from the sale-leaseback transactions during the fiscal period.

     The Company has advanced funds to an affiliated entity that is controlled by the Company's chairman and chief executive officer. As of June 30, 2004 the Company maintains an account receivable from this entity for the amount of $1,420,229 including accrued interest.

     The Company is delinquent on operating lease obligations; as well as obligations to other creditors as of June 30, 2004. The Company is attempting to settle or make counter claims for these creditors. There can be no assurances that the Company will be successful in negotiating settlements and preventing creditors from filing claims.

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

ITEM 7. FINANCIAL STATEMENTS

MEDCOM  USA,  INC.


TABLE OF CONTENTS                                                        PAGE
-----------------                                                        ----

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM:                           F-2
      Epstein, Weber & Conover, PLC

CONSOLIDATED FINANCIAL STATEMENTS:
    Consolidated Balance Sheet at June 30, 2004                          F-3

    Consolidated Statements of Operations for the years ended
     June 30, 2004 and 2003                                              F-4

    Consolidated Statements of Stockholders' Equity for the years ended
     June 30, 2004 and 2003                                              F-5

    Consolidated Statements of Cash Flows for the years ended
     June 30, 2004 and 2003                                              F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Stockholders and Board of Directors of MedCom USA, Inc.:

We have audited the accompanying consolidated balance sheet of MedCom USA, Inc. as of June 30, 2004 and the related statements of operations, stockholders' equity and cash flows for the each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Standards Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MedCom USA, Inc. as of June 30, 2004, and the results of its operations and cash flows for each of the two years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company continues to incur significant operating losses. The Company has begun to generate revenue from its electronic transaction business but has continued to incur material obligations under sale-leaseback transactions. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are discussed in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



/s/ Epstein, Weber & Conover, PLC
    Scottsdale, Arizona
    September 9, 2004

MEDCOM  USA,  INC.
CONSOLIDATED  BALANCE  SHEET
JUNE  30,  2004
--------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS
  Cash                                                                   $     86,621
  Accounts receivable, net of allowance of $24,742                            283,303
  Advances receivable - affiliate                                           1,420,229
  Inventories                                                                 970,656
  Prepaid expenses and other current assets                                    89,223
                                                                         -------------
    Total current assets                                                    2,850,032

PROPERTY AND EQUIPMENT, net                                                   339,569

PROCESSING TERMINALS, net                                                   3,822,987

GOODWILL, net of accumulated amortization of $322,575                         436,423

OTHER ASSETS                                                                   17,657
                                                                         -------------
    TOTAL ASSETS                                                         $  7,466,668
                                                                         =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Accounts payable                                                       $    343,425
  Accrued expenses and other liabilities                                      586,606
  Reserve sales returns                                                        40,270
  Deferred revenue                                                          2,163,188
  Dividend payable                                                             23,750
  Notes payable - current portion                                             109,437
  Capital lease obligations - current portion                               1,564,821
                                                                         -------------
    Total current liabilities                                               4,831,497

CAPITAL LEASE OBLIGATIONS - long-term portion                               3,536,560
DEFERRED REVENUE - long-term portion                                        1,132,422
                                                                         -------------
    Total liabilities                                                       9,500,479
                                                                         -------------

STOCKHOLDERS' DEFICIT:
  Convertible preferred stock, Series A $.001par value, 52,900 shares
    designated, 4,250 issued and outstanding                                        4
  Convertible preferred stock, Series D $.01par value, 50,000 shares
    designated, 2,850 issued and outstanding                                       29
  Common stock, $.0001 par value, 80,000,000 shares authorized,
    50,029,144 issued, 49,842,157 outstanding                                   5,004
  Subscriptions receivable                                                   (500,000)
  Treasury Stock                                                              (37,397)
  Paid in capital                                                          71,953,268
  Accumulated deficit                                                     (73,454,719)
                                                                         -------------
    Total stockholders' deficit                                            (2,033,811)
                                                                         -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $  7,466,668
                                                                         =============

  The accompanying notes are an integral part of these consolidated financial statements.

MEDCOM USA, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED JUNE 30, 2004 AND JUNE 30, 2003
-----------------------------------------------------------------------
                                                 2004           2003
                                             ------------  ------------
REVENUES:
  Terminal sales                             $   636,075   $   769,883
  Service                                      1,344,276       905,142
  Equipment lease income                       1,049,524       524,798
                                             ------------  ------------
                                               3,029,875     2,199,823
COST OF SALES AND SERVICE                        458,656       222,181
                                             ------------  ------------
GROSS PROFIT                                   2,571,219     1,977,642
                                             ------------  ------------

OPERATING EXPENSES:
  General and administrative expenses          3,488,632     2,623,642
  Sales and marketing expenses                 1,043,634     1,135,364
  Royalties                                       89,127       282,056
  Professional and consulting fees               745,348       253,155
  Depreciation and amortization                1,453,089       969,463
                                             ------------  ------------
    Total operating expenses                   6,819,830     5,263,680
                                             ------------  ------------
OPERATING LOSS                                (4,248,611)   (3,286,038)
                                             ------------  ------------

OTHER (INCOME) AND EXPENSES
  Interest expense                               887,921       438,099
  Other income                                  (527,241)
                                             ------------  ------------
    Total other expense                          360,680       438,099
                                             ------------  ------------
LOSS BEFORE INCOME TAXES                      (4,609,291)   (3,724,137)

INCOME TAX (BENEFIT) PROVISION                         -             -
                                             ------------  ------------

NET LOSS                                     $(4,609,291)  $(3,724,137)
                                             ============  ============

NET LOSS PER SHARE:
  Basic:                                     $     (0.11)  $     (0.10)
                                             ============  ============

  Diluted:                                   $     (0.11)  $     (0.10)
                                             ============  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                       41,167,477    36,954,659
                                             ============  ============

  Diluted                                     41,167,477    36,954,659
                                             ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

MEDCOM USA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE
FOR THE YEARS ENDED JUNE 30, 2004 AND 2003
---------------------------------------------------------------------------------------------------------------

                                                      \ ----------- PREFERED STOCK -----------\

                                     COMMON STOCK   PREFERRED A & B     PREFERRED C      PREFERRED D      PAID-IN  TREASURY
                                  SHARES    AMOUNT   SHARES  AMOUNT   SHARES  AMOUNT   SHARES  AMOUNT     CAPITAL    STOCK
                                ----------  -------  ------  -------  ------  -------  ------  -------  -----------  ------
BALANCE JULY 1, 2002            36,879,865  $ 3,688   4,250  $     4       -  $     -   2,850  $    29  $63,103,597  $    -

Common stock issued
 to settle claims                  100,000       10                                                          23,990

Imputed value of
 warrants issued to consultant                                                                              150,600
 for services to be rendered

   Net loss
                                ----------  -------  ------  -------  ------  -------  ------  -------  -----------  ------
BALANCE
    JUNE 30, 2003               36,979,865  $ 3,698   4,250  $     4       -  $     -   2,850  $    29  $63,278,187  $    -
                                ==========  =======  ======  =======  ======  =======  ======  =======  ===========  ======


                               SUBSCRIPTION   ACCUMULATED
                                RECEIVABLE      DEFICIT        TOTAL
                                -----------  -------------  ------------
BALANCE JULY 1, 2002            $         -  $(65,121,291)  $(2,013,973)

Common stock issued                                              24,000
 to settle claims

Imputed value of
 warrants issued to consultant                                  150,600
 for services to be rendered

   Net loss                                    (3,724,137)   (3,724,137)
                                -----------  -------------  ------------
BALANCE
    JUNE 30, 2003               $         -  $(68,845,428)  $(5,563,510)
                                ===========  =============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

MEDCOM USA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE
FOR THE YEARS ENDED JUNE 30, 2004 AND 2003 (CONTINUED)
---------------------------------------------------------------------------------------------------------------

                                                     \ ----------- PREFERED STOCK -----------\
                                          COMMON STOCK    PREFERRED A & B     PREFERRED C      PREFERRED D      PAID-IN
                                        SHARES    AMOUNT   SHARES  AMOUNT   SHARES  AMOUNT   SHARES  AMOUNT     CAPITAL
                                      ----------  -------  ------  -------  ------  -------  ------  -------  -----------
BALANCE JULY 1, 2003                  36,979,865  $ 3,698   4,250  $     4       -  $     -   2,850  $    29  $63,278,187

Common stock issued for cash           7,144,973      714                                                       5,876,392

Common stock issued to settle claims     298,866       30                                                         657,475

Common stock subscribed                1,000,000      100                                                         499,900

Conversion of affiliate note payable   3,186,499      319                                                         776,673

 Exercise of stock options               508,941       51                                                         296,933

 Treasury shares taken in settlement

Common stock granted as
  consdieration for services             910,000       91                                                         567,709

  Net loss
                                      ----------  -------  ------  -------  ------  -------  ------  -------  -----------
BALANCE
    JUNE 30, 2004                     50,029,144  $ 5,003   4,250  $     4       -  $     -   2,850  $    29  $71,953,269
                                      ==========  =======  ======  =======  ======  =======  ======  =======  ===========


                                      TREASURY   SUBSCIRPTION   ACCUMULATED
                                        STOCK     RECEIVABLE      DEFICIT        TOTAL
                                      ---------  ------------  -------------  ------------
BALANCE JULY 1, 2003                  $      -   $         -   $(68,845,428)  $(5,563,510)

Common stock issued for cash                                                    5,877,106

Common stock issued to settle claims                                              657,505

Common stock subscribed                             (500,000)                           -

Conversion of affiliate note payable                                              776,992

 Exercise of stock options                                                        296,984

 Treasury shares taken in settlement   (37,397)                                   (37,397)

Common stock granted as
  consdieration for services                                                      567,800

  Net loss                                                       (4,609,291)   (4,609,291)
                                      ---------  ------------  -------------  ------------
BALANCE
    JUNE 30, 2004                     $(37,397)  $  (500,000)  $(73,454,719)  $(2,033,811)
                                      =========  ============  =============  ============

  The accompanying notes are an integral part of these consolidated financial statements.


                                      F-5 (Continued)

MEDCOM USA, INC.
STATEMENT OF CASH FLOWS FOR THE
YEARS ENDED JUNE 30, 2004 AND 2003
------------------------------------------------------------------------------------------
                                                                    2004          2003
                                                                ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss)                                                    $(4,609,291)  $(3,724,137)
  Adjustments to reconcile net income to net cash
    (used in) operating activities:
  Depreciation and amortization                                   1,453,088       969,463
  Issuance of warrants as consideration for services                      -       150,600
  Issuance of common stock as compensation for services             567,800             -
  Issuance of common stock for settlement of claims                 657,505        24,000
  Gain on write-off of obligations                                 (870,110)            -
  Treasury stock taken in settlement of claims                      (37,397)            -
  Allowance for sales returns                                        40,270             -
  Changes in assets and liabilities:
    Trade accounts receivable                                       (93,690)     (148,309)
    Inventories                                                    (157,356)     (687,275)
    Prepaid and other current assets                                (86,096)          825
    Accounts payable                                               (145,515)      240,470
    Accrued liabilities                                            (758,195)      396,081
    Deferred revenue                                             (1,049,524)     (524,798)
                                                                ------------  ------------
    Net cash  (used in) operating activities                     (5,088,511)   (3,303,080)
                                                                ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of  equipment                                           (34,351)            -
  Purchases of software upgrades                                   (208,155)     (105,819)
  Advances from/to affiliates                                    (1,420,229)      860,308
                                                                ------------  ------------
    Net cash (used in) provided by investing activities          (1,662,735)      754,489
                                                                ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments on capital leases                         (1,200,996)     (607,988)
  Proceeds from sale of common stock                              5,877,106             -
  Proceeds from options exercised                                   296,984             -
  Proceeds from capital sale-leaseback transactions               1,810,313     3,183,611
                                                                ------------  ------------
    Net cash provided by financing activities                     6,783,407     2,575,623
                                                                ------------  ------------

INCREASE IN CASH                                                     32,161        27,032
CASH, BEGINNING OF YEAR                                              54,460        27,428
                                                                ------------  ------------
CASH, END OF YEAR                                               $    86,621   $    54,460
                                                                ============  ============

    The accompanying notes are an integral part of these consolidated financial statements.

MEDCOM USA, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS, (CONTINUED)
FOR THE YEAR ENDED JUNE 30, 2004 AND 2003
-------------------------------------------------


SUPPLEMENTAL CASH FLOW INFORMATION:                                      2004        2003
                                                                      ----------  ----------

  Interest paid                                                       $  892,935  $  411,984
                                                                      ==========  ==========
  Income taxes paid                                                   $      -0-  $      -0-
                                                                      ==========  ==========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:


  Terminals capitalized under sales/leaseback transactions            $2,086,489  $3,612,057
                                                                      ==========  ==========

  Extinguishment of note payable obligations to affiliate by
   conversion to common stock                                         $  776,992  $      -0-
                                                                      ==========  ==========

  Exercise of employee options through cashless transactions          $  121,166  $      -0-
                                                                      ==========  ==========

  Terminals returned and placed back into inventory at net
    Capitalized cost                                                  $  920,060  $      -0-
                                                                      ==========  ==========

  Terminals returned/leases assumed by Company                        $  149,950  $      -0-
                                                                      ==========  ==========

    The accompanying notes are an integral part of these consolidated financial statements.


                                      F-6 (Continued)

MEDCOM USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2004
--------------------------------------------------------------------------------

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

     The accompanying financial statements represent the consolidated financial position and results of operations of the Company and includes the accounts and results of operations of the Company and its wholly owned subsidiaries. The accompanying financial statements include only the active entity of MedCom USA, Inc., The Company has several inactive subsidiaries.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company continues to incur material operating losses and has failed to generate positive cash flow from operations. The Company has a working capital deficit of $1,981,465 at June 30, 2004. The Company has generated cash flow through sale-leaseback financing transactions to fund its operations. Management believes that the Company has begun to generate a level of volume in the sales and service contracts of its processing terminals that will allow the Company to meet operating cash flow requirements. The Company has recently changed some of its operations that may allow the Company to better manage cash flows.

     The Company has begun to experience increased sales of its MedCard System and has generated cash through the use of sale-leaseback transactions connected to the sales of the terminals for the MedCard System. Management is attempting to attain a sustaining level of operating cash flow from the Company's MedCard operations. The Company has raised additional equity capital in the year ended June 30, 2004 and may attempt to raise additional capital to grow the MedCard operations and to fund inventory and receivable growth.

     Cash reserves and working capital at June 30, 2004 were insufficient to fund currently due obligations. As discussed above, the Company is generating cash flow from sales activities and sale-leaseback transactions. Such cash flow is only recently provided some evidence that it is sufficient to cover current operating expenses. However, this level of cash flow does not permit the Company to retire many older debts or expand its operations. The Company believes that it needs additional cash, either from outside financing or expanded sales activities, in order to retire past due debts and significantly expand the Company's operations. If the Company is unable to produce sales as planned and/or raise additional investment capital to fully implement its business plan, it may jeopardize the ability of the Company to continue as a going concern.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash includes all short-term highly liquid investments that are readily
     ----
     convertible to known amounts of cash and have original maturities of three months or less. Net bank overdrafts are recorded as current liabilities.

     Principles of Consolidation: The consolidated financial statements include
     ---------------------------
     the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

     Inventories consist primarily point-of sale ("POS") terminals and spare
     -----------
     parts that are held for sale. Inventories are recorded at the lower of cost or market on a first-in, first-out basis. POS terminals that are returned by customers and are held for resale are recorded at the carrying value of the terminal, which is the capitalized cost of the underlying sale-leaseback transaction, net of accumulated amortization.

----------------------------------------
     Property and Equipment and Terminals is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 5 years. Terminals are recorded at the capitalized cost of the underlying sale-leaseback transactions. Depreciation expense for the years ended June 30, 2004 and 2003 was $1,450,731 and $969,463, respectively.

     Revenue Recognition - The Company's revenue is generated by the sale of POS
     -------------------
     terminals and transaction fees generated through those terminals. Revenue from the sale of POS terminals is recognized when delivered to the customer and installed. Customers also may rent terminals without purchasing them directly. Rental income is recorded monthly as customers utilize the terminals. Transactions fees are recognized upon completion of the transaction processing. Sales commissions are determined on the basis of the total contract value and are payable and expensed when the terminal is installed.

     Gains are deferred on sale-leaseback transactions of terminals and are amortized in proportion to the amortization of the leased terminals, generally over the term of the related capital leases.

     Customers may return terminals under certain terms outlined in the rental agreements. Generally, customer returns do not affect previously recognized revenue in that rental/service and transaction fee income is recognized as the customer utilizes the terminal. When a customer terminates service, the billing process ceases and the terminals are returned and placed into inventory.

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

     Use of Estimates- The preparation of financial statements in conformity
     ----------------
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     From time to time, the Company issues stock options to executives, key employees and members of the Board of Directors. Generally, when the Company grants stock options to employees, there is no intrinsic value of those options on the date of grant. Accordingly, no compensation cost has been recognized for stock options granted to employees. There were no options granted in the year ended June 30, 2004 and 400,000 options were granted in the year ended June 30, 2003. There was no additional vesting of options previously granted.

     The fair values of the options granted in the year end June 30, 2003, were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

          Dividend yield               None
          Volatility                   1.56
          Risk free interest rate     4.18%
          Expected asset life       5 years


     Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 2003, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                  2004          2003
                                              ------------  ------------
Net Loss - continuing operations              $(4,609,291)  $(3,724,137)
Net Loss - discontinued operations                      -             -
                                              ------------  ------------
Total net loss - as reported                  $(4,609,291)  $(3,724,137)

Pro-forma effect of stock based compensation  $         -   $  (150,600)
                                              ------------  ------------

Net Loss - pro forma                          $(4,609,291)  $(3,874,737)
                                              ============  ============

Loss per share - continuing operations        $     (0.11)  $     (0.10)
Loss per share - discontinued operations      $         -   $         -
                                              ------------  ------------
Total loss per share - as reported            $     (0.11)  $     (0.10)

Pro-forma effect of stock based compensation  $         -   $         -
                                              ------------  ------------

Loss per share - pro forma                    $     (0.11)  $     (0.10)
                                              ============  ============

     The Company accounts for stock awards issued to nonemployees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18 Accounting for Equity Instruments that are Issued to Other Than Employees for Aquiring, or in Conjunction with Selling Goods or Services. Under SFAS 123 and EITF 96-18, stock awards to nonemployees are accounted for at their fair value as determined under Black-Scholes option pricing model.

     Intangible Assets at June 30, 2004 consist of goodwill associated with the
     -----------------
     Company's acquisition of MedCard for the difference between the purchase price of the acquired business and the fair value of the identifiable net assets. Medcard is the only remaining operating subsidiary. The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002. As a result, the Company discontinued amortization of goodwill, and instead annually evaluates the carrying value of goodwill for impairment, in accordance with the provisions of SFAS No. 142. The Company believes that there has been no impairment of the carrying value of goodwill of $436,423 as of June 30, 2004.

     Goodwill had been amortized over 5 years. Had the Company amortized goodwill in the year ended June 30, 2004, the related amortization expense would have been $151,800.

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

     Recently Issued Accounting Pronouncements: In December 2002, the FASB
     -----------------------------------------
     issued SFAS No. 148, Accounting for Stock-Based Compensation - Transaction and Disclosure, which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, Accounting for Stock-Based Compensation. Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The Company presently does not intend to adopt the fair value based method of accounting for its stock based compensation.

     In June 2003 the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" SFAS No. 150 requires certain instruments, including mandatorily redeemable shares, to be classified as liabilities, not as part of shareholders' equity or redeemable equity. For instruments that are entered into or modified after May 31, 2003, SFAS No. 150 is effective immediately upon entering the transaction or modifying the terms. For other instruments covered by Statement 150 that were entered into before June 1, 2003, Statement 150 is effective for the first interim period beginning after June 15, 2003. The Company has evaluated the provisions of SFAS No. 150 and implementation of such was not material.

     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantees and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements are effective for the Company during the third quarter ending March 31, 2003. The adoption of FIN 45 did not have an impact on the Company's financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No.
     51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have an impact on the Company's financial position or results of operations.

3.   ACCOUNTS RECEIVABLE

     The  Company's accounts receivable at June 30, 2004 consisted of:

Medcard trade accounts receivable            $ 275,420
Other                                           32,625
                                             ----------
   Total                                       308,045
   Less: Allowance for doubtful accounts      ( 24,742)
                                             ----------
                                             $ 283,303
                                             ==========

     The Company estimates uncollectible account balances and provides an allowance for such estimates. The allowance for doubtful accounts at June 30, 2004, consists of an estimate for potentially uncollectible accounts in the MedCard division.

4.   GAIN ON WRITE-OFF OF OLD TRADE VENDOR OBLIGATIONS

     The Company had incurred material unpaid obligations in many business segments that had been sold or abandoned several years ago. The Company has retained accruals of approximately $1,065,000 since those business units were divested. The Company attempted to pay numerous of these obligations. Most of the obligations were due to trade vendors and landlords. Many of these creditors ceased collection efforts several years ago and the Company has not had communications with theses creditors since then. Upon being advised by legal counsel, management believes that the statute of limitations for collecting on these obligations has expired. On that premise, the Company removed approximately $870,000 of these obligations during the year ended June 30, 2004. The $870,000 gain is included in other income in the accompanying statement of operations for the year ended June 30, 2004.


5.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at June 30, 2004:

  Software                             936,479
  Software upgrades                    307,554
  Office and computer equipment        235,613
  Furnishings and fixtures             128,933
  Leasehold improvements                 4,439
                                   ------------
  Total                              1,613,018
  Less accumulated depreciation     (1,273,449)
                                   ------------
      Property and equipment, net  $   339,569
                                   ============

     Software represents the cost of software acquired for the operation of the Company's MedCard System. The capitalized cost of the software is amortized on a straight-line basis over five years. Additional costs capitalized as software development during the years ended June 30, 2004 and 2003 were $208,155 and $105,819, respectively. These upgrades are amortized on a straight-line basis over three years.

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

  Terminals                      $ 5,884,507
  Less accumulated amortization   (2,061,520)
                                 ------------
  Terminals, net                 $ 3,822,987
                                 ============


7.   NOTES PAYABLE

Notes payable at June 30, 2004 comprise the following:

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
                                                       ========


     Both of the notes payable are in default as of June 30, 2004. A former landlord has obtained a court ordered judgment against the Company for the past due note, unpaid rent and legal fees. The Company is attempting to renegotiate and settle this obligation.


8.   CAPITAL LEASE OBLIGATIONS AND SALE-LEASEBACK TRANSACTIONS

     The Company leases many of its MedCard terminals under capital lease agreements.

     The Company has entered into an arrangement with a third party lessor whereby the Company sells its terminals that are placed with customers to the lessor. The lessor in turn leases back the terminals. These transactions are recorded as sale-leaseback transactions. The leases between the Company and the lessor are accounted for as capital leases. The Company generates revenue from the terminals through monthly service and rental fees and transaction fees. The value of the sale transaction between the Company and lessor is determined by Company's agreement with the customer relative to the number of terminals, length of the customer contract and monthly service fee due from the customer. The Company acquires terminals from its suppliers, programs the terminals with its software and sells the terminals to the lessor when it enters into an agreement with a customer for those specific terminals. Any gain on the sale transaction with the lessor is deferred and amortized proportionately with the capitalized asset. That period is generally four or five years, the typical length of the lease agreement. At June 30, 2004, the amount of deferred gain on sale-leaseback transactions was $3,295,610.

     Generally, the terms of repayment for the capital lease obligations approximates the monthly rental charged the customer by the Company. These leases are collateralized by the underlying equipment, contract with the customer and, in addition, 1,000,000 shares of the Company's common stock. The projected cash flow from the customer contract is generally greater than the payments required under the capital lease arrangement with the customer. There have been occurrences when customers terminate a contract and the terminals are returned to the Company. The Company will have the opportunity to resell that unit under a new contract. The Company may also obtain a new capital lease through a sale leaseback transaction with the lessor. Therefore, there may be more than a single capital lease obligation to repay although there is only a single customer contract. The Company believes that it generates sufficient cash flows from direct sales and service revenue to cover such variances in capital lease obligations to customer contracts.

     The following presents future minimum lease payments under the capital leases by year and the present value of minimum lease payments as of June 30, 2004:

   Years ended June 30:

                                     Terminals
                                    ------------
                 2005               $ 2,074,068
                 2006                 2,166,649
                 2007                 1,395,614
                 2008                   892,629
                 2009                   196,657
                                    ------------
Total minimum lease payments          6,725,617
Lees: amount representing interest   (1,624,236)
                                    ------------
Present value of minimum
    lease payments                  $ 5,101,381
                                    ============

     The capitalized cost of terminals under capital leases for the year ended June 30, 2004 and 2003 was $5,884,507 and $4,720,435 respectively. The related accumulated amortization on these assets was $2,061,520 and $782,383 as of June 30, 2004 and 2003, respectively.

9.   INCOME TAXES

     The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. Income taxes for the years ended June 30, consisted of the following:

                                          2004          2003
                                      ------------  ------------

    Current tax (benefit) provision   $(1,642,362)  $(1,590,930)
    Deferred tax (benefit) provision    1,642,362     1,590,930
                                      ------------  ------------
      Total income tax provision      $       - 0   $     - 0 -
                                      ============  ============

     Net deferred tax assets of $22,552,435 were fully offset by an equal valuation allowance at June 30, 2004. The deferred income tax assets relate primarily to net operating loss carryforwards and differences in book and tax bases of property and equipment, intangible assets and certain accruals. The net deferred income tax asset at June 30, 2004 is comprised of:

Allowance for losses on accounts receivable  $      9,897
Deferred compensation                              78,844
Contingency                                       160,195
Deferred revenue                                1,318,244
Property and equipment                             84,629
Impairment of intangible assets                 1,720,060
Net operating loss carryforwards               19,180,566
                                             -------------
       Deferred income tax asset               22,552,435
    Less:  valuation allowance                (22,552,435)
                                             -------------
    Total deferred income tax asset                 - 0 -

Deferred income tax liability                      (- 0 -)
                                             -------------

Net deferred income tax asset                $      - 0 -
                                             =============


     Federal net operating loss carryforwards of $51,189,000 expire from 2011 to 2023. State net operating loss carryforwards of $29,603,000 expire from 2005 to 2008. During the year ended June 30, 2004, the Company reduced the deferred income tax asset related to net operating loss carryforwards by $3,484,000 resulting from the expiration of such carryforwards. Due to the conditions discussed in Note 1, future utilization of the net operating losses is uncertain. The valuation allowance on the deferred income tax asset was decreased by $1,648,702 in the year ended June 30, 2004, resulting primarily to the expiration of net operating loss carryforwards.

     The differences between the statutory and effective tax rates is as follows for the years ended June 30:

                                        2004                 2003
                                        ----                -----
Federal statutory rates           $(1,563,141)  (34)%  $(1,266,207)  (34)%
State income taxes                   (275,848)   (6)%     (223,448)   (6)%
Valuation allowance for
  operating loss carryforwards     (1,648,702)  (36)%    1,471,014     39%
Reduction of deferred income
  tax assets for expiration of net
  operating loss carryforwards      3,484,212     76%
Other                                   3,479      -%       18,641      1%
                                  ----------------------------------------
  Effective rate                  $   ( - 0 -)     0%  $   ( - 0 -)     0%
                                  ========================================

10.  OPERATING LEASES

     The Company leases its office space under long-term operating leases expiring through 2008. Rent expense under these leases was $154,238and $140,481for the years ended June 30, 2004 and 2003, respectively.

     Future minimum annual lease payments and sublease rentals under operating lease agreements for years ended June 30:

2005      158,750
2006      132,914
2007      130,566
2008      100,773
          -------
          523,003
          =======

11.  STOCKHOLDERS' EQUITY

     During the year ended June 30, 2004, the Company issued 7,144,973 shares of its common stock for $5,877,106. Of that amount, 42,184shares of the Company's common stock were sold to an entity controlled by the Company's president and chairman. The balance of the shares were issued to third parties in a private placement of the Company's common stock. The shares were sold throughout the year ended June 30, 2004, ranging from $0.50 per share at the beginning of the year to $1.50 per share at the end of the year. Commissions of approximately $426,000 are recorded as a charge in additional paid in capital as direct costs associated with the raising of equity capital. In conjunction with the offering of the common stock the Company issued and the investors received 1,332,199 warrants to purchase the Company's common stock. The warrants have exercise prices ranging from $1.00 to $4.50 per share and expire three years from date of issue.

     The Company has issued shares of its common stock as consideration to consultants for services rendered. The value of those shares is determined based on the trading value of the stock at the dates on which the agreements were into for the services. During the year ended June 30, 2004, the Company granted to consultants, 910,000 shares of common stock valued in the aggregate at $567,800. The value of these shares was expensed during the year.

     During the year ended June 30, 2004, the Company settled a claim with an investor. The investor had claimed that it was owed shares under the investment agreement due to substantial dilution and erosion of the stock price. The settlement required the Company to issue an additional 298,866 shares of the Company's common stock to the investor. The shares were valued at $657,505 on the basis of the trading price on the date the settlement was entered into. In a separate settlement, 186,987 shares of the Company's stock was returned and placed in treasury. The treasury shares are recorded at $0.20 per share, the trading price on the date the settlement was entered into. The 186,987 shares remain as treasury stock at June 30, 2004.

     During the year ended June 30, 2004, the Company entered into an agreement with a third party to sell 1,000,000 shares to the third party at $0.50 per share. The shares were issued but the funds have not yet been received. The transaction is reflected as a common stock subscription receivable of $500,000 at June 30, 2004.

     An entity controlled by the Company's president and chairman regularly advances funds to the Company to cover short-term cash flow deficiencies. During the year ended June 30, 2004, this affiliate converted advances of $776,992 into 3,186,499 shares of the Company's common stock.

     Common stock options for 508,941 shares were exercised during the year ended June 30, 2004. A total of 607,800 options were exercised. Of that amount, holders of 257,800 options performed a cashless exercise netting only 158,941 shares being issued in those exercises. The balance of 350,000 options were exercised for cash of $296,984.

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

     In April 1995, the Company established the Series A Preferred Stock and authorized the issuance of up to 50,000 shares. Each share of series A Preferred Stock is entitled to a dividend at the rate of $1.60 per share when, and if declared by the Board of Directors. Dividends not declared are not cumulative. Additionally, each share of Series A Preferred Stock is convertible into .20 shares of the Company's Common Stock at any time after July 1, 1999. A total of 850 shares of common stock may be issued upon the conversion of the shares of Series A preferred stock outstanding as of June 30, 2000. Upon any liquidation or dissolution of the Company, each outstanding share of Series A Preferred Stock is entitled to distribution of $20 per share prior to any distribution to the holders of the Company's common stock. As of June 30, 2000, the Company has 4,250 shares of Series A Preferred Stock issued and outstanding.

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

     The Company has not declared its dividend on the preferred stock for the years ended June 30, 2004 and 2003. At June 30, 2004, there was an accumulated undeclared and unpaid dividend on the Series D preferred stock of $342,000. Total accrued, but unpaid dividends related to the Series D preferred stock was $23,750 at June 30, 2004.

     Common stock warrants issued in the year ended June 30, 2004 consist of the following:

Number of  Exercise
Warrants     Price
---------  ---------
678,400    $    1.00
390,400    $    2.75
94,400     $    3.00
148,999    $    4.00
20,000     $    4.50
---------
1,332,199
=========

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

     Consulting Agreements

     The Company has entered into various consulting agreements with outside consultants. These agreements entitle the consultant to issuances of common stock and options as well as cash compensation in exchange for consulting services relating to such things as raising additional debt and equity capital, software development, sales development, investor and public relations and general strategic business consulting. Most of these agreements were prepaid through the issuance of common stock or warrants. However, certain of these agreements included additional compensation on the basis of performance. The Company has cancelled all of these agreements and wrote-off all of the associated prepaid expense balances at June 30, 2001. The Company does not believe that it has any further obligation under these agreements. However, there have been certain claims made. During the year ended June 30, 2003, the Company settled such claim resulting in the utilization of a $98,000 accrual made as of June 30, 2002. This agreement included the return of 186,000 shares of the Company's common stock held by the consultant. These shares were returned as of June 30, 2003, and were recorded as treasury stock during the year ended June 30, 2004.

     During February 2004, the Company has entered into a consulting agreement whereby the consultant will act as investor relations advisor on the Company's behalf. Upon the execution of the contract the Company granted the consultant fifty thousand shares of restricted stock and $50,000.

     During February 2003, the Company has entered into a service agreement with a consultant whereby the consultant will act as financial advisor and investment banking representative on the Company's behalf. Upon the execution of the contract the Company granted the consultant warrants to purchase up to 400,000 shares of the Company's common stock at an exercise price of $0.50 per common share. The warrants expire five years from date of issuance.

     Litigation

     Subsequent to June 30, 2001, several former employees filed complaints against the Company alleging unpaid payroll and breach of employment agreements. The total known claims being sought by the former employees at June 30, 2001 was approximately $175,000. The Company believes that it has settled all former employee claims in amounts aggregating to an amount approximating the accrued amount of $104,000. A former officer has a claim remaining with the Company. The Company is attempting to settle this claim. At June 30, 2004, there was $164,000 accrued relating to this matter.

     Several landlords are seeking damages from the Company due to the Company defaulting on several lease agreements. Certain landlords have obtained legal judgments against the Company. The total amount of such claims was $634,000. The Company and its legal counsel believe that ultimate settlement will result in a much lower payout. The Company has accrued $208,000 associated with these claims at June 30, 2004. This amount was estimated on the basis of advice from legal counsel whom has settled several similar suits. However, the ultimate result of any settlement could vary significantly from this estimate.

     The Company had obligated shares of the Company's common stock and warrants exercisable into common stock under numerous consulting and fund raising agreements. Some such agreements obligated shares in cases of the occurrence of substantial dilution or price drop in the trading value of the Company's common stock. Management believes that it has fulfilled all such obligations. The Company settled one such claim in the year ended June 30, 2004. Management believes that there is a possibility that additional claims may arise.

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

     At June 30, 2004, there was approximately $372,000 estimated and accrued for claims related to the litigation matters described above.

     Customer Contracts

     Customers may arrange to have the purchase of the Company's point-of-sale terminals financed through the financial institution that provides the sale-leaseback financing to the Company. The Company has agreements with this financial institution to guarantee varying amounts associated with the financial institution's arrangements with the customers. Generally, the Company may be required to remit to the financial institution, one to six months of scheduled customer payments if the customer defaults on its financing arrangement with the financial institution. Subsequent to June 30, 2004, the Company entered into a new master contract with the financial institution that limits the recourse to the Company to the first payment under the customer's contract. The amount of such payment would not exceed $100. The Company has not experienced material obligations to-date under the recourse agreements and believes that the new agreement substantially limits potential obligations in the future to an immaterial amount.

13.  NET LOSS PER SHARE

     Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. Preferred stock dividends are subtracted from the net income to determine the amount available to common shareholders. Preferred stock convertible to 115,396 common shares and options and warrants exercisable into 3,207,224 shares of common stock were not considered in the calculation for diluted earnings per share for the year ended June 30, 2004 because the effect of their inclusion would be anti-dilutive. Preferred stock convertible to 115,396 common shares and options and warrants exercisable into 3,877,281 shares of common stock were not considered in the calculation for diluted earnings per share for the year ended June 30, 2003 because the effect of their inclusion would be anti-dilutive. The following presents the computation of basic and diluted loss per share from continuing operations:

                                                     2004                            2003
                                                     ----                            ----
                                                                Per                                Per
                                       (Loss)       Shares     share      (Loss)       Shares     share
                                    ------------  ----------  -------  ------------  ----------  -------
Net (Loss)                          $(4,609,291)                       $(3,724,137)
Preferred stock dividends              (114,000)                          (114,000)
                                    ------------                       ------------
  Loss from continuing operations    (4,723,291)                        (3,838,137)

BASIC EARNINGS PER SHARE

Loss available to common
stockholders                        $(4,723,291)  41,167,477  $(0.11)  $(3,838,137)  36,954,659  $(0.10)


Effect of dilutive securities               N/A                                N/A

DILUTED EARNINGS PER SHARE          $(4,723,291)  41,167,477  $(0.11)  $(3,838,137)  36,954,659  $(0.10)


14.  RELATED  PARTY  TRANSACTIONS

     The Company's president and chairman is a significant shareholder of the Company. This individual controls another entity that is also a significant shareholder of the Company. During the year ended June 30, 2002, the Company moved its administrative offices into space occupied by this related entity that is a significant shareholder of the Company. The Company shares office space and management and administrative personnel with this related entity. Certain of the Company's personnel perform functions for the related entity but there was no allocation of personnel related expenses to the related entity in the years ended June 30, 2004 and 2003.

     The Company frequently receives advances and advances funds to an entity controlled by the Company's president and which is a significant shareholder of the Company. During the year ended June 30, 2003, the Company received advances from this entity of $860,308. The outstanding advance at June 30, 2003 of $776,992 was converted to common stock during the year ended June 30, 2004. During the year ended June 30, 2004, the Company advanced funds of $1,420,229 to this entity. This balance due from this affiliate at June 30, 2004 was $1,420,229. The advances are generally short term in nature with an interest rate of 3%. The Company paid management fees of $450,000 to an entity owned by the Company's president during the year ended June 30, 2004.

     During the year ended June 30, 2002, the entity controlled by the Company's president and chairman acquired 9,192,462 shares of the Company's common stock for $1,022,600.

     During the year ended June 30, 2004, an affiliate an entity controlled by the Company's president and chairman converted advances of $776,992 into 3,186,499 shares of the Company's common stock. The Company advanced funds to this affiliate during the year. There is a net amount due from this entity of $1,420,229 at June 30, 2004. The advances are generally short term in nature with an interest rate of 3%.

15.  CONCENTRATIONS

     Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable. The trade accounts receivable are due primarily from small business customers in numerous geographical locations throughout the United States.

     The Company estimates and provides an allowance for uncollectible accounts receivable.

     The Company has raised cash through sale-leaseback transactions. All of these transactions have been conducted through a single lessor. During the year ended June 30, 2004, the Company received $1,810,313 under sale-leaseback transactions from this entity.

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

     There were no options granted in the year ended June 30, 2004 and all options previously granted have been fully vested and therefore there is no pro forma effect for the year ended

     June 30, 2004. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing-model.

     In February 2003, 400,000 warrants to acquire the Company's common stock at $0,50 per share were issued as consideration for consulting services to be rendered. The fair value of these warrants of $150,600 was expensed in that year.

     The Company grants options under several stock option plans. The Company's Incentive Stock Option Plans, Non-Qualified Stock Option Plans and Stock Bonus Plans are collectively referred to as the "Plans". The following sets forth certain information as of June 30, 2004 concerning the stock options and stock bonuses granted by the Company pursuant to the Plans. Each option represents the right to purchase one share of the Company's Common Stock.


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

     The options under these plans generally expire five years from date of grant. The summary of activity for the Company's stock options and warrants is presented below:

                                                      Weighted                Weighted
                                                       Average                 Average
                                                      Exercise                Exercise
                                            2004        Price       2003        Price
                                        ------------  ---------  -----------  ---------
Options/warrants outstanding at
      Beginning of year                   3,877,281   $    9.49   3,863,975   $    9.49
Granted                                       - 0 -                 400,000   $    0.50
Exercised                                  (607,800)  $    0.69       - 0 -
Terminated/Expired                       (1,394,457)  $    5.35    (386,694)
Options outstanding at end of year        1,875,024   $   12.59   3,877,281   $    8.41
Options exercisable at end of year        1,875,024   $   12.59   3,877,281   $    8.41
Options available for grant at end
   of year                                5,873,599               4,479,142


Price per share of options outstanding  $   0.47 to              $  0.47 to
                                        $     40.00              $    40.00

Weighted average remaining
contractual lives                         0.84years               1.84years

Weighted Average fair value of options
granted during the year                        N/A               $   0.3765

     Range of exercise prices of options outstanding at June 30, 2004:




                                 Weighted                         Weighted
                      Number     Average            Number         Average
  Exercise Price    Outstanding  Exercise Price   Exercisable  Exercise Price
------------------  -----------  ---------------  -----------  ---------------
$       0.47-$1.50      729,000  $          0.49      729,000  $          0.49
$       1.51-$3.00      122,250  $          2.52      122,250  $          2.52
$       3.01-$4.50          -0-              N/A          -0-              N/A
$       4.51-$6.00       68,600  $          5.00       68,600  $          5.00
$      6.01-$10.00       20,000  $          6.25       20,000  $          6.25
$      10.01-15.00       65,000  $         15.00       65,000  $         15.00
$15.01 and greater      870,175  $         24.71      870,175  $         24.71

17.  EMPLOYEE  BENEFIT  PLAN

     The Company maintains a 401(k) profit sharing plan for its employees. Each United States based full-time employee is eligible to participate in that plan on the first day of the calendar quarter after completing ninety days of employment with the Company. A participating employee can contribute up to fifteen percent (15%) of their annual compensation, up to a maximum of the federally mandated limit. The Company matches 50% of the contributions on the first six percent (6%) of the employee's contribution up to a maximum of three percent (3%). Employees are fully vested on their own contributions and vest in the Company's contributions twenty percent (20%) per year over five years. The Plan was frozen subsequent to June 30, 2001 and there were no contributions for the years ended June 30, 2004 and 2003.


18.  BUSINESS  SEGMENTS

     The Company previously had three reportable segments: intelligent vending machines, healthcare management software development and medical transaction processing. During the year ended June 30, 2001, the Company determined it would divest or abandon all business segments other than the medical transaction processing segment. Therefore, going forward, the Company will have only one reportable segment. At June 30, 2004 the Company operates only in the medical transaction processing segment with substantially all revenue generated in the United States.

     The medical transaction processing segment includes revenue from the MedCard System, including the sale of terminals, processing fees and billing service revenue and the licensing, sales and services related to the Company's One Medical Services Network.

     For the years ended June 30, 2004 and 2003, there were no material concentrations of revenue to specific customers. However, all gains related to sale-leaseback transactions are associated with one lessor but relate to numerous customer contracts.


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

William P. Williams     51         Chairman, President, Chief Executive Officer

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

ITEM  10.  EXECUTIVE  COMPENSATION

General. Mr. William P. Williams serves as the Company's sole-director and chief executive officer. Pursuant to a Management Services Agreement executed and approved by the Company Mr. Williams was compensated approximately $450,000 for management fees, and other sources or forms of compensation was not paid or collected for Fiscal year ended 2004.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of June 30, 2004 information with respect to the only persons owning beneficially 5% or more of the outstanding common stock and the number of and percentage of the outstanding shares owned is represented below:

Name and Address                Shares Owned (1)  Common Stock
------------------------------  ----------------  -------------

American Nortel Communications        19,024,347         39.13%
7975 North Hayden Road #D-333
Scottsdale, Arizona 85258

William P. Williams                    5,083,397        10.46 %
7975 North Hayden Road #D-333
Scottsdale, Arizona 85258

(1) Excludes any shares issuable upon the exercise of any warrants or options or upon the conversion of other convertible securities.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company frequently advances funds to an affiliated entity, which is also a significant shareholder of the Company. During the year ended June 30, 2004, the Company advanced funds of $1,420,229 to this entity.

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