Form 10QSB
period 2004-09-30
MEDCOM USA INC
filed 2004-11-12
CIK 907127

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

       For the quarterly period ended September 30, 2004.

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

                       7975 NORTH HAYDEN ROAD, SUITE D-333
                              SCOTTSDALE, AZ 85258
                    (Address of principal executive offices)

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

Yes   X        No
    -----         -----

     The number of shares of the issuer's common equity outstanding as of October 27, 2004 was 50,957,995 shares of common stock.

     Transitional Small Business Disclosure Format (check one):

Yes            No   X
    -----         -----

                                 MEDCOM USA, INC.
                           INDEX TO FORM 10-QSB FILING
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION                        PAGE
Item 1.  Financial Statements
     Balance Sheet
        As of September 30, 2004 . . . . . . . . . . . . . . . . . . . .        3
     Statements of Operations
        For the Three Months Ended September 30, 2004
        and 2003 . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4
     Statements of Cash Flows
        For the Three Months Ended September 30, 2004
        and 2003 . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5

     Notes to the Financial Statements . . . . . . . . . . . . . . . . .    6 - 9

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations. . . . . . . . . . . . . . . . . . . .  10 - 15


                                    PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .       15

Item 3. Control and Procedures . . . . . . . . . . . . . . . . . . . . .       15

CERTIFICATIONS

     Exhibit 31 - Management Certification . . . . . . . . . . . . . . .       16

     Exhibit 32 - Sarbanes-Oxley Act . . . . . . . . . . . . . . . . . .       17

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                MEDCOM USA, INC.
                            BALANCE SHEET (UNAUDITED)
                            AS OF SEPTEMBER 30, 2004

ASSETS:
CURRENT ASSETS
   Cash                                                                  $     81,194
   Accounts receivable, net of allowance of $35,257.                          476,337
   Accounts receivable - affiliate                                            784,630
   Inventories                                                                609,634
   Prepaid expenses and other current assets                                   71,574
                                                                         -------------
      Total current assets                                                  2,023,369

PROCESSING TERMINALS, net                                                   3,835,580
PROPERTY AND EQUIPMENT, net                                                   390,429

GOODWILL, net of accumulated amortization of $322,575                         436,423

OTHER ASSETS                                                                   87,657
                                                                         -------------
    TOTAL ASSETS                                                         $  6,773,458
                                                                         =============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts payable                                                      $    357,812
   Accrued expenses and other liabilities                                     606,133
   Dividend payable                                                            23,750
   Notes payable - current                                                    109,437
   Deferred revenue - current portion                                       1,411,447
   Reserve for sales returns                                                   40,270
   Capital lease obligations - current portion                              1,605,973
                                                                         -------------
      Total current liabilities                                             4,154,822

CAPITAL LEASE OBLIGATIONS - long-term portion                               3,494,814
  DEFERRED REVENUE                                                          1,685,460
                                                                         -------------
      Total liabilities                                                     9,335,096
                                                                         -------------

STOCKHOLDERS' EQUITY:
   Convertible preferred stock, Series A $.001par value, 52,900 shares
      designated, 4,250 issued and outstanding                                      4
   Convertible preferred stock, Series D $.01par value, 50,000 shares
      designated, 2,850 issued and outstanding                                     29
   Common stock, $.0001 par value, 80,000,000 shares authorized,
      51,924,665 issued and 51,737,678 outstanding                              5,194
   Subscriptions receivable                                                  (500,000)
   Treasury stock                                                             (37,397)
   Paid in capital                                                         72,672,929
   Accumulated deficit                                                    (74,702,397)
                                                                         -------------
      Total stockholders' equity                                           (2,561,638)
                                                                         -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  6,773,458
                                                                         =============


       See the accompanying notes to these unaudited financial statements.

                                MEDCOM USA, INC.
                       STATEMENT OF OPERATIONS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003.

                                                      Three Months Ended
                                                      2004          2003
                                                  --------------------------
REVENUES:
     Terminal sales                               $   156,366   $    88,626
     Service                                          428,703       314,437
     Equipment lease                                  286,403       235,115
                                                  --------------------------
                                                      871,472       638,178

COST OF SALES AND SERVICE:                            179,850        28,233
                                                  --------------------------

  GROSS PROFIT                                        691,622       609,945
                                                  --------------------------

OPERATING EXPENSES:
     General and administrative                       933,075       797,255
     Sales and marketing                              292,299       261,553
     Professional and consulting fees                 110,400        30,000
     Royalties                                         26,621        34,353
     Depreciation and amortization                    362,389       382,632
                                                  --------------------------
  Total operating expenses                          1,724,784     1,505,793
                                                  --------------------------

OPERATING LOSS                                     (1,033,162)     (895,848)
                                                  --------------------------

OTHER (INCOME) AND EXPENSES
     Interest expense                                 200,102       220,928
     Other income                                      (9,402)     (202,984)
     Loss on disposal of assets                        25,016             -
                                                  --------------------------
  Total other expense                                 215,716        17,944
                                                  --------------------------

        NET LOSS                                   (1,248,878)     (913,792)
  Preferred stock dividend                                  -             -
                                                  --------------------------

TOTAL NET  LOSS AVAILABLE TO COMMON SHAREHOLDERS  $(1,248,878)  $  (913,792)
                                                  ==========================

NET LOSS PER SHARE:
  Basic:                                          $     (0.03)  $     (0.02)
                                                  ==========================

  Diluted:                                        $     (0.03)  $     (0.02)
                                                  ==========================

Weighted Average Common Shares Outstanding
    Basic                                          49,812,487    37,392,878
                                                  ==========================
    Diluted                                        49,812,487    37,392,878
                                                  ==========================


         See the accompanying notes to these unaudited financial statements.

                                MEDCOM USA, INC.
                       STATEMENT OF CASH FLOWS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                                                                           2004          2003
                                                                       ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss)                                                           $(1,248,878)  $  (913,792)
  Adjustments to reconcile net income to net cash
    (used in) operating activities:
  Depreciation and amortization                                            362,389       382,632
  Issuance of common stock as compensation for services                     96,400             -
  Loss on disposal of assets                                                25,016             -
  Changes in assets and liabilities:
    Trade accounts receivable                                             (193,034)        7,679
    Inventories                                                            112,109       (42,176)
    Prepaid and other current assets                                        17,649       (12,727)
    Other assets                                                           (70,000)            -
    Accounts payable and accrued liabilities                                35,115      (205,781)
    Deferred revenue                                                      (286,403)     (235,115)
                                                                       ------------  ------------
    Net cash (used) in operating activities:                            (1,149,637)   (1,019,280)
                                                                       ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property & equipment                                       (116,187)      (25,793)
  Net repayments of advances to affiliate                                  635,599       107,674
                                                                       ------------  ------------
      Net cash provided by investing activities:                           519,412        81,881
                                                                       ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments on capital leases                                  (359,684)     (255,933)
  Proceeds from sale of common stock                                       623,450       300,000
  Proceeds from capital sale-leaseback transactions                        361,032       874,868
                                                                       ------------  ------------
      Net cash provided by financing activities                            624,798       918,935
                                                                       ------------  ------------

INCREASE (DECREASE) IN CASH                                                 (5,427)      (18,464)
CASH, BEGINNING OF PERIOD                                                   86,621        54,460
                                                                       ------------  ------------
CASH, END OF PERIOD                                                    $    81,194   $    35,996
                                                                       ============  ============

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                                          $   212,582   $   167,698
                                                                       ============  ============
Income taxes paid                                                                -             -
                                                                       ============  ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Terminals capitalized under sales/leaseback transactions               $   334,671   $ 1,034,862
                                                                       ============  ============
Terminals returned and placed back into inventory at net
        capitalized cost                                               $    55,625   $   309,275
                                                                       ============  ============


       See the accompanying notes to these unaudited financial statements.

                                MEDCOM USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    INTERIM PERIODS ENDED SEPTEMBER 30, 2004

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements represent the financial position of Medcom USA, Inc. ("Company") as of September 30, 2004 and includes results of operations of the Company for the three months ended September 30, 2004 and September 30, 2003 and cash flows for the three months ended September 30, 2004 and September 30,2003. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments to these unaudited financial statements necessary for a fair presentation of the results for the interim period presented have been made. The results for the three months ended September 30, 2004 may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended June 30, 2004, including specifically the financial statements and notes to such financial statements contained therein.

Accounting Policies and Estimates
---------------------------------

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management's initial estimates as reported. A summary of significant accounting policies are detailed in notes to the financial statements which are an integral component of this filing.

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

Inventories
-----------

Inventories are carried at the lower of cost or market on a first-in first-out basis. The Company purchases hardware from its supplier and records inventory at its original cost. Inventory terminals are sometimes returned by customers, and if these units have been sold and repurchased under sale-leaseback transactions, the Company records the returned inventory units at the amortized capitalized cost under the sale-leaseback arrangements. The capitalized costs under the sale-leaseback transactions are substantially greater than the original purchase price from the supplier. Management believes that all such units returned to-date are recorded at costs less than what they can be resold. Therefore, no impairment of carrying value is recorded.

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

Revenue Recognition
-------------------

The Company recognizes income on monthly service and transaction fees it charges to customers in the month in which the service is provided. Income on sale-leaseback transactions is deferred and recognized over the tem of the leaseback. Management has determined that the sale-leaseback transactions are capital leases.

Customers may return terminals under certain terms outlined in the rental agreements. Generally, customer returns do not affect previously recognized revenue in that rental/service and transaction fee income is recognized as the customer utilizes the terminal. When a customer terminates service, the billing process ceases and the terminals are returned and placed into inventory.

Income Taxes
------------

Management evaluates the probability of the utilization of the deferred income tax assets. The Company has estimated a $23,652,000 deferred income tax asset at September 30, 2004. Of that amount, $20,281,000 related to net operating loss carry-forwards at September 30, 2004. Management determined that because the Company has not yet generated taxable income it was not appropriate to recognize a deferred income tax asset related to the net operating loss carry-forward. Therefore, a fully deferred income tax asset is offset by an equal valuation allowance. If the Company begins to generate taxable income, management may determine that some, if not all of the deferred income tax asset may be recognized. Recognition of the asset could increase after tax income in the future. Management is required to make judgments and estimates related to the timing and utilization of net operating loss carry-forwards, utilization of other deferred income tax assets, applicable tax rates and feasible tax planning strategies.

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

Intangible Assets
-----------------

Goodwill was recognized in the Company's acquisition of Medcard. Since that time, the Company has divested of all other business segments. Management believes that there is no impairment of the carrying value of $436,000 at September 30, 2004. Management believes that there is sufficient evidence that the Company will generate operating income and operating cash flows. Also, management believes that there is substantial value in its proprietary software.

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

2.   TERMINALS AND SALE-LEASEBACK TRANSACTIONS

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

Terminals                                       $6,219,177
Less accumulated amortization                   (2,383,597)
                                                -----------
               Terminals, net                   $3,835,580
                                                ===========

During the three months ended September 30, 2004, the Company entered into capital lease obligations under sale-leaseback transactions totaling $369,500. The total gain realized on those transactions was $87,700 for the three months ended September 30, 2004.

3.   SUBSCRIPTIONS RECEIVABLE

The Company is obligated to issue shares of its common stock for those that have subscribed for stock, however final payment has not been received. As of September 30, 2004, the amount of subscribed stock is $500,000 and is shown as "Subscriptions Receivable" in the Company's Balance Sheet.

4.   COMMON STOCK TRANSACTIONS

During the three months ended September 30, 2004, the Company issued 2,245,000 shares of common stock for net cash proceeds of $623,450. Additionally, the Company granted 52,187 common shares as consideration for services.

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

     The Company changed its name to Medcom USA, Inc. in October 1999. During the fiscal years of 1999 and continuing through 2000, the Company directed its efforts in medical information processing. As of September 30, 2004, the Company currently operates the Medcard System (Medcard) that is deployed through a point-of-sale terminal or personal computer offering electronic transaction processing, as well as insurance eligibility verification. The Company has aggressively focused on its primary operations in Electronic Data Interchange
(EDI) and core business in electronic Medical Transaction Processing.

MEDICAL TRANSACTION PROCESSING
------------------------------

MEDCARD SYSTEM

     The Company provides innovative technology-based solutions for the healthcare industry that enable users to efficiently collect, use, analyze and disseminate data from payers, health care providers and patients. The Medcard System currently operates through a point-of-sale terminal or a personal computer. The point-of-sale terminals are purchased from Hypercom Corporation (Hypercom). The Medcard System also operates a PC version and an on-line version. The Company is in the process of assessing the feasibility of offering a service bundled package that would have the capability of processing unlimited claims and eligibility verification for monthly service fees.

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

     The Company has arranged its terms with this credit facility as an equipment lessor whereby the Company sells terminals to the lessor when it has obtained a service contract with a provider. Under these agreements, the Company is leasing back the processing terminals from the lessor and in turn leases them to the purchaser for a period of 48 to 60 months however; the customer may terminate the agreement after 12 months. The Company is accounting for the transactions as sale-leasebacks. The leases with the customers are inclusive with the monthly service contracts and are effectively accounted for as operating leases. Gains on terminal sales under sale-leaseback transactions are deferred and are being amortized to income in proportion to amortization of the assets, generally over the term of the lease with the credit facility generally for a period of 48 to 60 months. At September 30, 2004, the remaining deferred equipment gain of $3,096,907 is shown as "Deferred Revenue" in the Company's Balance Sheet. For the three months ended September 30, 2004, the total interest expense incurred by the Company under these leases was $202,835.

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

ADDITIONAL INFORMATION

     Medcom files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission's Internet site at www.sec.gov.
-----------

RESULTS OF OPERATIONS

Revenues for the quarter ended September 30, 2004 increased to $871,472 as compared to the quarter ended September 30, 2003 of $638,178. This increase in revenue is directly the result of changes in the Company's strategic direction in core operations. The Company continues to aggressively pursue and devote its resources and focus its direction in electronic transaction processing.

Cost of sales for the quarter ended September 30, 2004 increased to $179,850 as compared to quarter ended September 30, 2003 of $28,233. Overall margins have decreased; also an increase in the volume of sales has directly increased the volume of transaction processing and as a result has increased the total costs of processing transactions.

General and administrative expenses for quarter ended September 30, 2004 increased to $933,075 as compared to quarter ended September 30, 2003 of $797,255. This increase is attributed to the Company's hiring of additional employees as growth has occurred in the area of providing technical support for our products and services in relation to increases in sales.

Selling expenses for the quarter ended September 30, 2004 increased to $292,299 as compared to quarter ended September 30, 2003 of $261,553. This increase is primarily the result of marketing efforts and includes commissions paid to internal sales personnel to market the Company's products and services.

Interest expense for the quarter ended September 30, 2004 decreased to $200,102 as compared to September 30, 2004 of $220,928. This decrease is a result of payments made and interest income recognized from the note receivable made to the affiliate.

No tax benefit was recorded on the expected operating loss for the quarter ended September 30, 2004 as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. For the quarter ended we do not expect to realize a deferred tax asset and it is uncertain, therefore we have provided a 100% valuation of the tax benefit and assets until we are certain to experience net profits in the future to fully realize the tax benefit and tax assets.

Net loss for the quarter ended September 30, 2004 was ($1,248,878) compared net loss for the quarter ended September 30, 2003 of ($913,792).

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the three months ended September 30, 2004, was ($1,149,637) as compared to cash used in operating activities for the three months ended September 30, 2003 of ($1,019,280). Overall sales have increased in the areas of direct sales along with sales-leaseback transactions.

Cash provided by investing activities for the three months ended September 30, 2004 was $519,412 as compared to cash used in investing activities for the three months ended September 30, 2003 of $81,881. There has been terminal equipment that has been transacted as sales-leaseback transactions and terminal software upgrade expenses that have been incurred. Also, the Company has collected funds that were advanced from an affiliate to fund operations for deficiencies in operating cash requirements as of September 30, 2004.

Cash provided by financing activities was $624,798 for the three months ended September 30, 2004 compared to cash provided by financing activities for the three months ended September 30, 2003 of $918,935. The Company has increased the amount of transacted sales in connection with its terminal equipment though direct sales, and as a result has decreased sales and the related financing through its credit facility.

The Company has advanced funds to an affiliated entity that is controlled by the Company's chairman and chief executive officer. As of September 30, 2004 the Company maintains an account receivable from this entity for the amount of $784,630 including accrued interest.

SOURCES OF CAPITAL

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

OTHER CONSIDERATIONS

     There are numerous factors that affect our business and the results of its operations. Sources of these factors include general economic and business conditions, federal and state regulation of business activities, the level of demand for the Company's product or services, the level and intensity of competition in the medical transaction processing industry and the pricing pressures that may result, the Company's ability to develop new services based on new or evolving technology and the market's acceptance of those new services, the Company's ability to timely and effectively manage periodic product transitions, the services, customer and geographic sales mix of any particular period, and the ability to continue to improve infrastructure including personnel and systems, to keep pace with the growth in its overall business activities.

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

     Management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded, as a representation that the future events, plans, or expectations contemplated will be achieved. The Company undertakes no obligation to publicly update, review, or revise any forward-looking statements to reflect any change in expectations or any change in events, conditions, or circumstances on which any such statements are based. Our filings with the Securities Exchange Commission, including the Form 10-KSB, and may be accessed at the SEC's web site, www.sec.gov.
                                           ------------

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Medcom is involved in various legal proceedings and claims as described in our Form 10-KSB for the year ended June 30, 2004. No material developments occurred in any of these proceedings during the quarter ended September 30, 2004. The costs and results associated with these legal proceedings could be significant and could affect the results of future operations.

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