Form 10QSB
period 2004-12-31
MEDCOM USA INC
filed 2005-02-11
CIK 907127

================================================================================


                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                              ____________________
                                  FORM 10-QSB
                              ____________________

               (Mark  One)
               Quarterly Report Pursuant to Section 13 or 15(d) of [X] the Securities Exchange Act of 1934

               For  the  quarterly  period  ended  December  31,  2004.

               Transition Report Pursuant to Section 13 or 15(d) [_] of the Securities Exchange Act

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

Yes       X          No
    --------------     ------------

     The number of shares of the issuer's common equity outstanding as of January 27, 2005 was 52,192,415 shares of common stock.

           Transitional Small Business Disclosure Format (check one):

Yes                  No     X
    --------------     ------------

                                MEDCOM USA, INC.
                           INDEX TO FORM 10-QSB FILING
                 FOR THE INTERIM PERIODS ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS

                                     PART I
                             FINANCIAL INFORMATION                        PAGE
Item 1. Financial Statements
  Balance Sheet
    As of December 31, 2004 . . . . . . . . . . . . . . . . . . . . . .        3
  Statements of Operations
    For the Three and Six Months Ended December 31, 2004
    and 2003. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4
  Statements of Cash Flows
    For the Six Months Ended December 31, 2004
    and 2003. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5

  Notes to the Financial Statements . . . . . . . . . . . . . . . . . .    6 - 9

Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations . . . . . . . . . . . . . . . . . . . . . . . .  10 - 15


                                    PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .       15

Item 3. Control and Procedures. . . . . . . . . . . . . . . . . . . . .       15

CERTIFICATIONS

  Exhibit 31 - Management Certification . . . . . . . . . . . . . . . .       16

  Exhibit 32 - Sarbanes-Oxley Act . . . . . . . . . . . . . . . . . . .       17

                           PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                  MEDCOM USA, INC.
                       CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               AS OF DECEMBER 31, 2004


ASSETS
CURRENT ASSETS
  Cash                                                                 $    235,189
  Accounts receivable, net of allowance of $72,250                          488,331
  Accounts receivable - affiliate                                           182,657
  Inventories                                                               701,812
  Prepaid expenses and other current assets                                  75,362
                                                                       -------------
    Total current assets                                                  1,683,351

PROCESSING TERMINALS, net of accum. deprec. $2,707,493                    3,624,156
PROPERTY AND EQUIPMENT, net of accum. deprec. $1,373,417                    492,038

GOODWILL                                                                    436,423

OTHER ASSETS                                                                 76,657
                                                                       -------------
  TOTAL ASSETS                                                         $  6,312,625
                                                                       =============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Accounts payable                                                     $    225,327
  Accrued expenses and other liabilities                                    601,705
  Dividend payable                                                           23,750
  Notes payable - current                                                   109,437
  Deferred revenue - current portion                                      1,174,593
  Reserve for sales returns                                                  40,270
  Capital lease obligations - current portion                             1,726,997
                                                                       -------------
    Total current liabilities                                             3,902,079

CAPITAL LEASE OBLIGATIONS - long-term portion                             3,378,358
DEFERRED REVENUE                                                          1,741,966
                                                                       -------------
    Total liabilities                                                     9,022,403
                                                                       -------------

STOCKHOLDERS' DEFICIT:
  Convertible preferred stock, Series A $.001par value, 52,900 shares
    designated, 4,250 issued and outstanding                                      4
  Convertible preferred stock, Series D $.01par value, 50,000 shares
    designated, 2,850 issued and outstanding                                     29
  Common stock, $.0001 par value, 80,000,000 shares authorized,
    53,330,668 issued and 53,143,681 outstanding                              5,332
  Treasury stock                                                            (37,397)
  Paid in capital                                                        73,472,041
  Accumulated deficit                                                   (76,149,787)
                                                                       -------------
    Total stockholders' deficit                                          (2,709,778)
                                                                       -------------
  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $  6,312,625
                                                                       =============

         See the accompanying notes to these unaudited financial statements.

                                         MEDCOM USA, INC.
                         CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                   FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                                 Three Months Ended          Six Months Ended
                                            --------------------------  --------------------------
                                                2004          2003          2004          2003
                                            --------------------------  --------------------------
REVENUES:

     Terminal sales                         $   203,221   $   290,779   $   359,587   $   379,405
     Service                                    282,600       317,227       715,598       629,018
     Equipment Lease                            292,656       271,107       579,059       508,868
                                            --------------------------  --------------------------
                                                778,477       879,113     1,654,244     1,517,291
COST OF SALES AND SERVICE:                       35,912        96,566       215,762       124,799
                                            --------------------------  --------------------------
  GROSS PROFIT                                  742,565       782,547     1,438,482     1,392,492
OPERATING EXPENSES:
     General and administrative               1,004,492       754,850     1,918,873     1,552,105
     Sales and marketing                         48,151       331,329       339,344       592,882
     Professional and consulting fees           499,508       180,000       629,908       210,000
     Royalties                                   18,956        23,502        45,578        57,855
     Depreciation and amortization              383,552       341,601       745,941       724,232
                                            --------------------------  --------------------------
  Total operating expenses                    1,954,659     1,631,282     3,679,644     3,137,074
                                            --------------------------  --------------------------
OPERATING LOSS                               (1,212,094)     (848,735)   (2,241,162)   (1,744,582)
                                            --------------------------  --------------------------

OTHER (INCOME) AND EXPENSES
     Interest expense                           241,416       248,478       441,518       469,406
     Other income                                (3,027)        8,161       (12,428)     (194,823)
     Loss on disposal of assets                       -             -        25,016             -
                                            --------------------------  --------------------------
   Total other expense                          238,389       256,639       454,106       274,583
                                            --------------------------  --------------------------
LOSS FROM OPERATIONS                         (1,450,483)   (1,105,374)   (2,695,268)   (2,019,165)

          NET LOSS                           (1,450,483)   (1,105,374)   (2,695,268)   (2,019,165)
  Preferred stock dividend                            -             -             -             -
                                            --------------------------  --------------------------

TOTAL NET LOSS AVAILABLE TO
   COMMON STOCKHOLDERS                      $(1,450,483)  $(1,105,374)  $(2,695,268)  $(2,019,165)
                                            ==========================  ==========================

NET LOSS PER SHARE:
  Basic:
                                            --------------------------  --------------------------
 Total Basic                                $     (0.03)  $     (0.03)  $     (0.05)  $     (0.05)
                                            ==========================  ==========================

  Diluted:
                                            --------------------------  --------------------------
  Total Diluted                             $     (0.03)  $     (0.03)  $     (0.05)  $     (0.05)
                                            ==========================  ==========================

Weighted Average Common Shares Outstanding
     Basic                                   51,930,710    38,320,595    50,871,598    37,599,128
                                            ==========================  ==========================
     Diluted                                 51,930,710    38,320,595    50,871,598    37,599,128
                                            ============  ============  ============  ============

                See the accompanying notes to these unaudited financial statements.

                                         MEDCOM USA, INC.
                               STATEMENT OF CASH FLOWS (UNAUDITED)
                       FOR THE SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003


                                                                               2004          2003
                                                                           ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss)                                                               $(2,695,268)  $(2,019,165)
  Adjustments to reconcile net income to net cash
    (used in) operating activities:
  Depreciation and amortization                                                745,941       724,232
  Payment of expenses through the issuance of common stock                     576,400        32,500
  Loss on abandoned property                                                    25,016             -
  Allowance for sales returns                                                        -        20,113
  Changes in assets and liabilities:
    Trade accounts receivable                                                 (205,028)     (107,495)
    Inventories                                                                 80,656       (25,783)
    Prepaid and other current assets                                            13,861         1,876
    Other assets                                                               (59,000)            -
    Accounts payable and accrued liabilities                                  (131,905)     (314,130)
    Deferred revenue                                                          (579,058)     (498,127)
                                                                           ------------  ------------
      Net cash (used in) operating activities:                              (2,228,385)   (2,185,979)
                                                                           ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and software upgrades                                (277,452)      (25,000)
  Net repayments of advances to affiliate                                    1,237,572             -
                                                                           ------------  ------------
      Net cash provided by (used in) investing activities:                     960,120       (25,000)
                                                                           ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments on capital leases                                      (747,937)     (544,074)
  Proceeds from sale of common stock                                         1,442,700       825,001
  Advances from affiliates                                                           -       558,174
  Proceeds from line-of-credit                                                       -         7,430
  Proceeds from capital sales-leaseback transactions                           722,070     1,326,086
                                                                           ------------  ------------
      Net cash provided by financing activities                              1,416,833     2,172,617
                                                                           ------------  ------------

INCREASE (DECREASE) IN CASH                                                    148,568       (38,362)
CASH, BEGINNING OF PERIOD                                                       86,621        54,460
                                                                           ------------  ------------
CASH, END OF PERIOD                                                        $   235,189   $    16,098
                                                                           ============  ============

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                                              $   433,785   $   365,017
                                                                           ============  ============
Income taxes paid                                                                    -             -
                                                                           ============  ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Terminals capitalized under sales/leaseback transactions                   $   765,745   $ 1,576,502
                                                                           ============  ============
Terminals placed back into inventory at net capitalized cost               $   318,602   $         -
                                                                           ============  ============

               See the accompanying notes to these unaudited financial statements.

                                MEDCOM USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     INTERIM PERIODS ENDED DECEMBER 31, 2004

1.  BASIS OF PRESENTATION

     The accompanying unaudited financial statements represent the financial position of MedCom USA, Inc. ("Company") as of December 31, 2004 and includes results of operations of the Company for the six months ended December 31, 2004 and cash flows for the six months ended December 31, 2004. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments to these unaudited financial statements necessary for a fair presentation of the results for the interim period presented have been made. The results for the six months ended December 31, 2004 may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended June 30, 2004, including specifically the financial statements and notes to such financial statements contained therein.

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

Inventories
-----------

Inventories are carried at the lower of cost or market on a first-in first-out basis. The Company purchases hardware from its supplier and records inventory at its original cost. Customers returning inventory terminals; and if these units have been recorded as sale-leaseback transactions, the Company records the returned inventory units at the amortized capitalized cost under the sale-leaseback arrangements. The capitalized costs under the sale-leaseback transactions are substantially greater than the original purchase price from the supplier. Management believes that all such units returned to-date are recorded at costs less than what they can be resold. Therefore, no impairment of carrying value is recorded.

Property and Equipment
----------------------

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 5 years. The Company's leaseback transactions of processing terminals to healthcare providers are generally for a period of 48 to 60 months.

Depreciation expense for the leased terminal assets are on the straight-line method over the term of the lease in amounts necessary to reduce the carrying amount of the terminal asset. Estimated and actual residual values are reviewed on a regular basis to determine that depreciation amounts are appropriate. Depreciation expense relating for leased terminal assets was $383,552 for the three months ended December 31, 2004.

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

Income Taxes
------------

Management evaluates the probability of the utilization of the deferred income tax assets. The Company has estimated a $23,652,000 deferred income tax asset at December 31, 2004. Of that amount, $21,961,000 related to net operating loss carry-forwards at December 31, 2004. Management determined that because the Company has not yet generated taxable income it was not appropriate to recognize a deferred income tax asset related to the net operating loss carry-forward. Therefore, a fully deferred income tax asset is offset by an equal valuation allowance. If the Company begins to generate taxable income, management may determine that all of the deferred income tax asset may be recognized. Recognition of the asset could increase after tax income in the future. Management is required to make judgments and estimates related to the timing and utilization of net operating loss carry-forwards, utilization of other deferred income tax assets, applicable tax rates and feasible tax planning strategies.

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

Stock-Based Compensation
------------------------

Statements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS 123") established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS 123, the Company has elected to continue accounting for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." There were no stock based awards granted to employees for the three and six months ended December 31, 2004

Intangible Assets
-----------------

Intangible assets at December 31, 2004 consist of goodwill associated with the Company's acquisition of MedCard, and the difference between the purchase price of the acquired business and the fair value of the identifiable net assets.

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

Terminals                      $ 6,331,650
Less accumulated amortization   (2,707,493)
                               ------------
    Terminals, net             $ 3,624,157
                               ============

During the three months ended December 31, 2004, the Company entered into capital lease obligations under sale-leaseback transactions totaling $361,038. The total gain deferred on those transactions was $248,730 for the three months ended December 31, 2004.

4. COMMON STOCK TRANSACTIONS

During the three months ended December 31, 2004, the Company issued 2,156,003 shares of common stock for net cash proceeds of $819,250. Additionally, the Company granted 250,000 common shares for consulting in consideration for
services.   The shares granted to the consultant were valued and expensed at the trading value of the Company's common stock of $1.92 per share.

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

     The Company changed its name to MedCom USA, Inc. in October 1999. During the fiscal years of 1999 and continuing through 2000, the Company directed its efforts in medical information processing. As of December 31, 2004, the Company currently operates the MedCard System (MedCard) that is deployed through a point-of-sale terminal or personal computer offering electronic transaction processing, as well as insurance eligibility verification. The Company has aggressively focused on its primary operations in Electronic Data Interchange
(EDI) and core business in electronic Medical Transaction Processing.

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

PATIENT ELIGIBILITY

     The MedCard System is also an electronic processing system that consolidates insurance eligibility verification, processes medical claims, and monitors referrals. The MedCard System allows a patient's primary care physician to request approval from the patient's insurance carrier or managed care plan for a referral to a secondary physician or specialist. The secondary physician or specialist can use the MedCard system to verify referrals and confirm approval by the patient's insurance carrier. The MedCard system's referral capabilities reduce documentation and administrative costs which results in increased productivity and greater patient information for the specialist, as well as a written record of the referral authorization.

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

TECHNICAL SUPPORT ASSISTANCE

          The Company offers multiple training options for its products and services and is easily accessed at www.MedcomUSA.com. The online E-learning
                                   -----------------
tools enable health care professionals and health providers an opportunity to familiarize themselves with the Health Insurance Portability and Accountability Act (HIPAA) and also the mandates and compliance issues. Onsite training and teleconferencing, and technical support assistance are also features offered to health care providers. Also, a 24-hour terminal replacement program and system upgrades are offered.

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

     The Company has arranged its terms with this credit facility as an equipment lessor whereby the Company sells terminals to the lessor when it has obtained a service contract with a provider. Under these agreements, the Company is leasing back the processing terminals from the lessor and in turn leases them to the purchaser for a period of 36-60 months however; the customer may terminate the agreement after 12 months. The Company is accounting for the transactions as sale-leasebacks. The leases with the customers are inclusive with the monthly service contracts and are effectively accounted for as operating leases. Gains on terminal sales under sale-leaseback transactions are deferred and are being amortized to income in proportion to amortization of the assets, generally over the term of the lease with the credit facility generally for a period of 36 to 60 months. At December 31, 2004, the remaining deferred equipment gain of $2,916,559 is shown as "Deferred Revenue" in the Company's Balance Sheet. For the three months ended December 31, 2004, the total interest expense incurred by the Company under these leases was $240,916.

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

ADDITIONAL INFORMATION

     Medcom files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission's Internet site at www.SEC.gov.
------------

RESULTS OF OPERATIONS

Revenues for the quarter ended December 31, 2004 were $778,477 as compared to the quarter ended December 31, 2003 of $879,113. The Company has divested of all its business segments other than the MedCard business, which it intends to devote it full resources. Revenues have decreased for quarter ended December 31, 2004 and is primarily the result of changes in marketing the Company's product and service offerings.

Cost of sales for the quarter ended December 31, 2004 was $35,912 as compared to quarter ended December 31, 2003 of $96,566. Overall margins have increased for the quarter ended December 31, 2004 along with a decrease in sales.

General and administrative expenses for quarter ended December 31, 2004 was $1,004,492 as compared to quarter ended December 31, 2003 of $754,850. These expenses have increased despite the Company instituting cost curtailment measures.

Selling expenses for the quarter ended December 31, 2004 was $48,151 as compared to the quarter ended December 31, 2003 of $331,329. This decrease in expenses is directly attributed to the Company's marketing and outside sales organizations that market the Company's equipment and services.

Interest expense for the quarter ended December 31, 2004 was $241,416 as compared to quarter ended December 31, 2003 of $248,478. Interest expense has decreased as a result of new volume decreases of leased terminal assets by the Company.

No tax benefit was recorded on the expected operating loss for the quarter ended December 31, 2004 as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. For the quarter ended we do not expect to realize a deferred tax asset and it is uncertain, therefore we have provided a 100% valuation of the tax benefit and assets until we are certain to experience net profits in the future to fully realize the tax benefit and tax assets.

Net loss for the quarter ended December 31, 2004 was ($1,450,483) compared net loss for the quarter ended December 31, 2003 of ($1,105,374).

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the six months ended December 31, 2004, was ($2,228,385) as compared to cash used in operating activities for the six months ended December 31, 2003 of ($2,185,979). Overall sales have increased in the areas of direct sales along with sales-leaseback transactions, and as a result this has directly impacted inventory purchases.

Cash provided by investing activities for the six months ended December 31, 2004 was $960,120 as compared to cash used in investing activities for the six months ended December 31, 2003 of ($25,000). Terminal software upgrade expenses have been incurred.

Cash provided by financing activities was $1,416,833 for the six months ended December 31, 2004 compared to cash provided by financing activities for the six months ended December 31, 2003 of $2,172,617. The Company has financed its terminal equipment though the leasing-back of terminals and as a result has received proceeds, and also the Company has been advanced from an affiliate in the form of loans to fund operations for deficiencies in operating cash requirements.

SOURCES OF CAPITAL

     The Company has secured an arrangement with a third party leasing company to provide funds upon the execution of a rental and service agreement with a customer. Generally, the health care provider customer will enter into an agreement with the Company to rent a terminal and subscribe to the transaction processing and insurance verification service. At that time, the Company will sell the terminal associated with the service contract to the lessor and then leaseback that terminal. The leasing transactions provide for funding to the Company to cover its cost of the terminal, placement of the terminal with the customer and a profit margin. The Company is generally required to pay the lease rentals to the lessor from 36 to 60 months. The source of funds for those repayments is the rental payments from the health care provider customer.

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

     Management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded, as a representation that the future events, plans, or expectations contemplated will be achieved. The Company undertakes no obligation to publicly update, review, or revise any forward-looking statements to reflect any change in expectations or any change in events, conditions, or circumstances on which any such statements are based. Our filings with the Securities Exchange Commission, including the Form 10-KSB, and may be accessed at the SEC's web site, www.SEC.gov.
      ------------

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     MedCom is involved in various legal proceedings and claims as described in our Form 10-KSB for the year ended June 30, 2004. No material developments occurred in any of these proceedings during the quarter ended December 31, 2004. The costs and results associated with these legal proceedings could be significant and could affect the results of future operations.

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