Form 10QSB
period 2005-03-31
MEDCOM USA INC
filed 2005-05-13
CIK 907127

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

               For the quarterly period ended March 31, 2005.

               [_]  Transition Report Pursuant to Section 13 or 15(d)
                         of the Securities Exchange Act

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

Yes  X     No
    ---       ---

     The number of shares of the issuer's common equity outstanding as of May 2, 2005 was 54,031,693 shares of common stock.

           Transitional Small Business Disclosure Format (check one):

Yes       No  X
    ---      ---

                                 MEDCOM USA, INC.
                           INDEX TO FORM 10-QSB FILING
                  FOR THE INTERIM PERIODS ENDED MARCH 31, 2005.

                                TABLE OF CONTENTS

                                      PART I
                              FINANCIAL INFORMATION                        PAGE
Item 1. Financial Statements
         Consolidated Balance Sheet
               As of March 31, 2005                                             3
         Consolidated Statements of Operations
               For the Three and Nine Months Ended March 31, 2005
               and 2004                                                         4
         Consolidated Statements of Cash Flows
               For the Nine Months Ended March 31, 2005
               and 2004                                                         5

         Notes to the Financial Statements                                  6 - 9

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                            10 - 15


                                    PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings                                                      15

Item 3. Control and Procedures.                                                15

Item 6. Exhibits and Reports on Form 8-K                                       15


CERTIFICATIONS

         Exhibit 31 - Management Certification                                 16

         Exhibit 32 - Sarbanes-Oxley Act                                       17

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                   MEDCOM USA, INC.
                        CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 AS OF MARCH 31, 2005

ASSETS

CURRENT ASSETS
   Cash                                                                  $    117,925
   Accounts receivable, net of allowance of $85,283                           409,661
   Inventories                                                                274,607
   Prepaid expenses and other current assets                                   30,236
                                                                         -------------
      Total current assets                                                    832,429
                                                                         -------------

PROCESSING TERMINALS, net of accum. deprec. $3,126,439                      3,798,128
PROPERTY AND EQUIPMENT, net of accum. deprec. $1,438,017                      571,165

GOODWILL                                                                      436,423

OTHER ASSETS                                                                  161,657
                                                                         -------------

    TOTAL ASSETS                                                         $  5,799,802
                                                                         =============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts payable                                                      $    604,150
   Accrued expenses and other liabilities                                     646,565
   Dividend payable                                                            23,750
   Notes payable - current                                                    109,437
   Deferred revenue - current portion                                       1,311,332
   Reserve for sales returns                                                   40,270
   Capital lease obligations - current portion                              1,604,934
   Note payable - affiliate                                                   166,285
                                                                         -------------
      Total current liabilities                                             4,506,723
                                                                         -------------

CAPITAL LEASE OBLIGATIONS - long-term portion                               2,762,023
DEFERRED REVENUE                                                            2,016,096
                                                                         -------------
      Total liabilities                                                     9,284,842
                                                                         -------------

STOCKHOLDERS' DEFICIT:
    Convertible preferred stock, Series A $.001par value, 52,900 shares
      designated, 4,250 issued and outstanding                                      4
    Convertible preferred stock, Series D $.01par value, 50,000 shares
      designated, 2,850 issued and outstanding                                     29
   Common stock, $.0001 par value, 80,000,000 shares authorized,
      issued and 53,304,843 outstanding                                       141,482
   Treasury stock                                                             (37,397)
   Paid in capital                                                         74,931,851
   Accumulated deficit                                                    (78,521,009)
                                                                         -------------
      Total stockholders' deficit                                          (3,485,040)
                                                                         -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $  5,799,802
                                                                         =============

   See the accompanying notes to these unaudited consolidated financial statements.

                                         MEDCOM USA, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2005 AND 2004


                                                Three Months Ended           Nine Months Ended
                                                2005          2004          2005          2004
                                            ------------  ------------  ------------  ------------
REVENUES:

     Terminal sales                         $    35,844   $   571,566   $   395,431   $   856,442
     Service                                    652,373       618,846     1,947,030     1,756,733
                                            ------------  ------------  ------------  ------------
                                                688,217     1,190,412     2,342,461     2,613,175
COST OF SALES AND SERVICE:                      183,774       221,914       399,563       346,713
                                            ------------  ------------  ------------  ------------
  GROSS PROFIT                                  504,443       968,498     1,942,898     2,266,462
OPERATING EXPENSES:
     General and administrative               1,225,013       987,350     3,145,621     2,542,575
     Sales and marketing                        266,149       535,189       605,559     1,110,032
     Professional and consulting fees           601,330       334,300     1,231,238       544,300
     Royalties                                   19,409        75,034        64,987       132,889
     Depreciation and amortization              560,702       360,916     1,306,643     1,085,149
                                            ------------  ------------  ------------  ------------
  Total operating expenses                    2,672,603     2,292,789     6,354,048     5,414,945
                                            ------------  ------------  ------------  ------------
OPERATING LOSS                               (2,168,160)   (1,324,291)   (4,411,150)   (3,148,483)
                                            ------------  ------------  ------------  ------------

OTHER (INCOME) AND EXPENSES
     Interest expense                           202,292       234,320       643,810       703,726
     Interest income                             (1,058)       (3,196)      (13,487)       (3,196)
     Other (income)/expense                           -       586,641             -       391,818
     Loss on disposal of assets                       -             -        25,016             -
                                            ------------  ------------  ------------  ------------
   Total other (income)/expense                 201,234       817,765       655,339     1,092,348
                                            ------------  ------------  ------------  ------------
LOSS FROM OPERATIONS                         (2,369,394)   (2,142,056)   (5,066,489)   (4,240,831)

          NET LOSS                           (2,369,394)   (2,142,056)   (5,066,489)   (4,240,831)
  Preferred stock dividend                            -             -             -             -
                                            ------------  ------------  ------------  ------------

TOTAL NET LOSS AVAILABLE TO
   COMMON STOCKHOLDERS                      $(2,369,394)  $(2,142,056)  $(5,066,489)  $(4,240,831)
                                            ============  ============  ============  ============

NET LOSS PER SHARE:
  Basic:
 Total Basic                                $     (0.04)  $     (0.05)  $     (0.10)  $     (0.11)
                                            ============  ============  ============  ============

  Diluted:
  Total Diluted                             $     (0.04)  $     (0.05)  $     (0.10)  $     (0.11)
                                            ============  ============  ============  ============

Weighted Average Common Shares Outstanding
     Basic                                   53,306,354    41,557,994    53,305,292    38,899,486
                                            ============  ============  ============  ============
     Diluted                                 53,306,354    41,557,994    53,305,292    38,899,486
                                            ============  ============  ============  ============

         See the accompanying notes to these unaudited consolidated financial statements.

                                         MEDCOM USA, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        FOR THE NINE MONTHS ENDED MARCH 31, 2005 AND 2004


                                                                           2005          2004
                                                                       ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss)                                                           $(5,066,489)  $(4,240,831)
  Adjustments to reconcile net income to net cash
     (used in) operating activities:
  Depreciation and amortization                                          1,229,487     1,085,148
  Payment of expenses through the issuance of common stock                 136,478     1,048,441
  Allowance for sales returns                                                    -        31,383
  Changes in assets and liabilities:
     Trade accounts receivable                                            (126,358)     (472,867)
     Inventories                                                           696,049      (219,631)
     Prepaid and other current assets                                       58,987       (67,799)
     Other assets                                                         (144,000)            -
     Accounts payable and accrued liabilities                              320,684      (618,118)
     Deferred revenue                                                       32,017      (766,644)
                                                                       ------------  ------------
        Net cash (used in) operating activities:                        (2,863,145)   (4,220,918)
                                                                       ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and software upgrades                            (396,164)     (137,575)
  Net advances to/(from) affiliate                                       1,586,514    (1,113,657)
                                                                       ------------  ------------
        Net cash provided by (used in) investing activities:             1,190,350    (1,251,232)
                                                                       ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments on capital leases                                (1,040,060)     (854,020)
  Proceeds from sale of common stock                                     3,478,583     4,770,002
  Proceeds from capital sales-leaseback transactions                      (734,424)    1,589,793
                                                                       ------------  ------------
        Net cash provided by financing activities                        1,704,099     5,505,775
                                                                       ------------  ------------

INCREASE (DECREASE) IN CASH                                                 31,304        33,625
CASH, BEGINNING OF PERIOD                                                   86,621        54,460
                                                                       ------------  ------------
CASH, END OF PERIOD                                                    $   117,925   $    88,085
                                                                       ============  ============

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                                          $   643,810   $   555,896
                                                                       ============  ============
Income taxes paid                                                                -             -
                                                                       ============  ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Terminals capitalized under sales/leaseback transactions               $         -   $ 1,848,904
                                                                       ============  ============
Terminals placed back into inventory at net capitalized cost           $         -   $   776,984
                                                                       ============  ============

         See the accompanying notes to these unaudited consolidated financial statements.

                                MEDCOM USA, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements represent the financial position of MedCom USA, Inc. ("Company") as of March 31, 2005 and includes results of operations of the Company for the nine months ended March 31, 2005 and cash flows for the nine months ended March 31, 2005. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("GAAP") for audited financial statements. In the opinion of management, all adjustments to these unaudited financial statements necessary for a fair presentation of the results for the interim period presented have been made. The results for the nine months ended March 31, 2005 may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended June 30, 2004, including specifically the financial statements and notes to such financial statements contained therein.

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

Inventories
-----------

Inventories are carried at the lower of cost or market. The Company purchases hardware from its supplier and records inventory at its original cost. The Company does not include in inventory any items held under a capital lease. Such items are included in Terminal Assets on the consolidated balance sheet. See Note 3.

Property and Equipment
----------------------

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 5 years. The Company's leaseback transactions of processing terminals to healthcare providers are generally for a period of 48 to 60 months. Depreciation expense for the leased terminal assets are on the straight-line method over the term of the lease in amounts necessary to reduce the carrying amount of the terminal asset. Estimated and actual residual values are reviewed on a regular basis to determine that depreciation amounts are appropriate. Depreciation expense relating to leased terminal assets was $487,769 for the three months ended March 31, 2005.

Assets Held under Capital Leases
--------------------------------

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the period of the related lease.

Amortization of Leasehold Improvements
--------------------------------------

Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Revenue Recognition
-------------------

The Company recognizes income on monthly service and transaction fees it charges to customers in the month in which the service is provided. Income on sale-leaseback transactions is deferred and recognized over the term of the leaseback.

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

Net Loss Per Share
------------------

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share.

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

Stock-Based Compensation
------------------------

Statements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS 123") established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS 123, the Company has elected to continue accounting for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." There were no stock based awards granted to employees for the three and nine months ended March 31, 2005.

Intangible Assets
-----------------

Intangible assets at March 31, 2005 consist of goodwill associated with the Company's acquisition of MedCard, and the difference between the purchase price of the acquired business and the fair value of the identifiable net assets.

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

Terminals                                                      $ 6,924,567
Less accumulated amortization                                   (3,126,439)
                                                               ------------
               Terminals, net                                  $ 3,798,128
                                                               ============

During the three months ended March 31, 2005, the Company entered into capital lease obligations under sale-leaseback transactions totaling $62,115. The total gain deferred on those transactions was $6,311 for the three months ended March 31, 2005.

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

TECHNICAL SUPPORT ASSISTANCE

     The Company offers multiple training options for its products and services and is easily accessed at www.MedcomUSA.com. The online E-learning tools enable
                          -----------------
health care professionals and health providers an opportunity to familiarize themselves with the Health Insurance Portability and Accountability Act (HIPAA) and also the mandates and compliance issues. Onsite training and teleconferencing, and technical support assistance are also features offered to health care providers. Also, a 24-hour terminal replacement program and system upgrades are offered.

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

     During February 2004, the Company entered into a service agreement with CDS Capital. This agreement will enable eligible healthcare providers using the Medcom terminals to finance their accounts receivables. Health care providers using the Medcom terminal to secure patient eligibility and process claims will now be able to receive regular payments for a large percentage of claims processed from the previous week. This financial management service will decrease the time and costs associated with accounts receivable collections.

     During March 2005, the Company completed an agreement to become a direct credit card Independent Sales Organization (ISO) for National Processing Company
(NPC) a wholly owned subsidiary of Bank of America for the processing of credit/debit card transactions (reference Exhibits and Reports on Form 8-K). This agreement allows the Company to bypass any intermediaries providing credit card processing and deal directly with the first level of the Merchant Bank's processors. This will allow the Company more flexibility in engaging strategic distribution partnerships with major sales organizations, healthcare carriers, healthcare suppliers and other groups servicing the Medical and Dental industries.

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

     The Company has arranged its terms with this credit facility as an equipment lessor whereby the Company sells terminals to the lessor when it has obtained a service contract with a provider. Under these agreements, the Company is leasing back the processing terminals from the lessor and in turn leases them to the purchaser for a period of 36-60 months however; the customer may terminate the agreement after 12 months. The Company is accounting for the transactions as sale-leasebacks. The leases with the customers are inclusive with the monthly service contracts and are effectively accounted for as operating leases. Gains on terminal sales under sale-leaseback transactions are deferred and are being amortized to income in proportion to amortization of the assets, generally over the term of the lease with the credit facility generally for a period of 36 to 60 months. At March 31, 2005, the remaining deferred equipment gain of $3,327,428 is shown as "Deferred Revenue" in the Company's Balance Sheet. For the nine months ended March 31, 2005, the total interest expense incurred by the Company under these leases was $643,810.

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

ADDITIONAL INFORMATION

     Medcom files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission's Internet site at www.SEC.gov.
-----------

RESULTS OF OPERATIONS

Revenues for the quarter ended March 31, 2005 were $688,217 as compared to the quarter ended March 31, 2004 of $1,190,412. The Company has divested of all its business segments other than the MedCard business, which it intends to devote it full resources. Revenues derived from terminal sales have decreased for quarter ended March 31, 2005, and is primarily the result of changes in marketing the Company's product and service offerings.

Cost of sales for the quarter ended March 31, 2005 was $183,774 as compared to quarter ended March 31, 2004 of $221,914. Overall margins have decreased for the quarter ended March 31, 2005 attributable to a decrease in sales and changes in the marketing and sale of terminals.

General and administrative expenses for quarter ended March 31, 2005 was $1,225,013 as compared to quarter ended March 31, 2004 of $987,350. These expenses have increased despite the Company instituting cost curtailment measures.

Selling expenses for the quarter ended March 31, 2005 was $266,149 as compared to the quarter ended March 31, 2004 of $535,189. This decrease in expenses has resulted from the Company's alteration of its marketing model, and its use of outside sales organizations that market the Company's equipment and services.

Interest expense for the quarter ended March 31, 2005 was $202,292 as compared to quarter ended March 31, 2004 of $234,320. Interest expense has decreased as the amortized amount of interest expense from our sales-leaseback leasing has decreased.

No tax benefit was recorded on the expected operating loss for the quarter ended March 31, 2005 as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. For the quarter ended we do not expect to realize a deferred tax asset and it is uncertain, therefore we have provided a 100% valuation of the tax benefit and assets until we are certain to experience net profits in the future to fully realize the tax benefit and tax assets.

Net loss for the quarter ended March 31, 2005 was ($2,369,394) compared net loss for the quarter ended March 31, 2004 of ($2,142,056).

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the nine months ended March 31, 2005, was ($2,863,145) as compared to cash used in operating activities for the nine months ended March 31, 2004 of ($4,220,918). This decrease has resulted from the Company not issuing common stock for payment of expenses as it has in prior periods.

Cash provided by investing activities for the nine months ended March 31, 2005 was $1,190,350 as compared to cash used in investing activities for the nine months ended March 31, 2004 of ($1,251,232). Terminal software upgrade expenses have been incurred.

Cash provided by financing activities was $1,704,099 for the nine months ended March 31, 2005 compared to cash provided by financing activities for the nine months ended March 31, 2004 of $5,505,775. The Company has financed its terminal equipment though the leasing-back of terminals and as a result has received proceeds, and also the Company has been advanced from an affiliate in the form of loans to fund operations for deficiencies in operating cash requirements.

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

     Management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded, as a representation that the future events, plans, or expectations contemplated will be achieved. The Company undertakes no obligation to publicly update, review, or revise any forward-looking statements to reflect any change in expectations or any change in events, conditions, or circumstances on which any such statements are based. Our filings with the Securities Exchange Commission, including the Form 10-KSB, and may be accessed at the SEC's web site, www.SEC.gov.
                                           ------------

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     MedCom is involved in various legal proceedings and claims as described in our Form 10-KSB for the year ended June 30, 2004. No material developments occurred in any of these proceedings during the quarter ended March 31, 2005. The costs and results associated with these legal proceedings could be significant and could affect the results of future operations.

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

     ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a). The following report on Form 8-K was filed during the quarter ended March 31, 2005.

     - Report on Form 8-K filed on March 23, 2005 pursuant to which the Registrant announced the execution of an agreement with National Processing Company (NPC).

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


EXHIBIT INDEX

Exhibit Number       Description of Exhibit
--------------  --------------------------------
Exhibit 31      Management Certification

Exhibit 32      Sarbanes-Oxley Act Certification