Form 10KSB
period 2005-06-30
MEDCOM USA INC
filed 2005-09-28
CIK 907127

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2005

                                       OR
     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for the most recent fiscal year were $ 2,747,269

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on June 30, 2005, was approximately $41,845,241

                                     PART I

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

OVERVIEW

MedCom USA, Inc. (the "Company") a Delaware corporation was formed in August 1991 with the name Sims Communications, Inc. The Company's primary business was providing telecommunications services. In 1996 the Company introduced four programs to broaden the Company's product and service mix: (a) cellular telephone activation, (b) sale of prepaid calling cards, (c) sale of long distance telephone service and (d) rental of cellular telephones using an overnight courier service. With the exception of the sale of prepaid calling cards, these four programs were discontinued in December 1997. During the fiscal year of 1998, the Company diversified its operations and moved into the area of medical information processing.

The Company changed its name to MedCom USA, Inc. in October 1999. During the fiscal years of 1999 and continuing through 2003, the Company directed its efforts in medical information processing. As of June 30, 2005, the Company currently operates the MedCard System (MedCard) that is deployed through a point-of-sale terminal or personal computer offering electronic transaction processing, as well as insurance eligibility verification. The Company has aggressively focused on its primary operations in electronic data interchange and core business in electronic medical transaction processing.

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

As of June 30, 2005 the MedCard system was able to retrieve on-line eligibility and authorization information from approximately 150 medical insurance companies and electronically process and submit billings for its healthcare providers to over 1,700 companies. These insurance providers include CIGNA, Prudential, Oxford Health Plan, United Health Plans, Blue Cross, Medicaid, Aetna, Blue Cross/Blue Shield, and Prudential.

PATENT

A new division is to be set up to market and sell licensing opportunities for the MedCom proprietary patented technology for Activating Phone card and Gift Card at retail. The patent covers the technology and process for taking a card with magnetic strip or other data capture mechanism and activating the card by downloading a determined monetary value onto the card for use at a later date for different types of transactions. This process can be utilized for prepaid phone cards, gift cards, and affinity cards. New View Technologies, which was acquired by MedCom USA, developed the patent and all patents were assigned.

COMPETITION

Competing health insurance claims processing and/or benefit verification systems include WebMD (HLTH), NDCHealth (NDC), and Per-se Technologies (PSTI). There are similar companies that compete with the Company with respect to its financial transaction processing services performed by the MedCard system. These companies compete with the Company directly or to some degree. Many of these competitors are better capitalized than the Company, and maintain a significant market share in their respective industries.

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

LICENSING AGREEMENTS

In May 2000 the license agreement with Dream Technologies, LLC was amended whereby the Company acquired direct ownership of the MedCard System including all software programs, intellectual property, and trade names and existing contracts. The amendment effectively terminated the original license agreement, except for the royalty provisions of the original license agreement.

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

During February 2003, the Company has entered into a service agreement with HD Brous & Company. This agreement provides that HD Brous & Company acts as financial advisor and investment banking representative on the Company's behalf. Upon the execution of the contract the Company granted to HD Brous & Company warrants to purchase up to four hundred thousand shares of the Company's common stock at an exercise price of $.50 per common share. The warrants will expire five years from the date of issuance.

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

During June 2005, the Company entered into a service agreement with Tesia-PCI. This agreement to replace and service and support at a minimum of 1,500 POS terminals inclusive of eligibly, claims processing, credit card processing for Tesia's dental providers.

PROCESSING TERMINAL LEASING AGREEMENTS

The Company has entered into leasing agreements with LADCO Financial Group for the purpose of leasing processing terminals. The Company has pledged in collateral in connection with the lease agreements one million restricted common shares of stock. These common stock shares would be surrendered upon the default of such leasing agreements. This pledge and granting of security interest was executed on January 3, 2002. The Company further provides direct leasing between LADCO and the provider and helps facilitate these transactions for the provider.

The Company has arranged its terms with this credit facility as an equipment lessor whereby the Company sells terminals to the lessor when it has obtained a service contract with a provider. Under these agreements, the Company is leasing back the processing terminals from the lessor and in turn leases them to the purchaser for a period of 36-60 months however; the customer may terminate the agreement after 12 months. The Company is accounting for the transactions as sale-leasebacks. The leases with the customers are inclusive with the monthly service contracts and are effectively accounted for as operating leases. Gains on terminal sales under sale-leaseback transactions are deferred and are being amortized to income in proportion to amortization of the assets, generally over the term of the lease with the credit facility generally for a period of 36-60 months. At June 30, 2005, the remaining deferred equipment gain of $2,716,526 is shown as "Deferred Revenues" in the Company's Balance Sheet.

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

On March 23, 2005, MedCom USA, Inc. completed an agreement to become a direct credit card Independent Sales Organization (ISO) for National Processing Company
(NPC) a wholly owned subsidiary of Bank of America for the processing of credit/debit card transactions.

This agreement allows MedCom USA, Inc. to bypass any intermediaries providing credit card processing and deal directly with the first level of the Merchant Bank's processors. This increases the profit margin for MedCom on these transactions substantially. This also allows MedCom more flexibility in engaging strategic distribution partnerships with major sales organizations, healthcare carriers, healthcare suppliers and other groups servicing the Medical and Dental industries by providing ability to compensate these organizations through residual sales income.

ADDITIONAL INFORMATION

The Company files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission's Internet site at www.sec.gov.
------------

ITEM 2.  DESCRIPTION OF PROPERTY.

As of fiscal year end June 30, 2005, the Company maintains its corporate executive offices in Scottsdale, Arizona. The Company leases 1,317 square feet of office space for approximately $32,000 annually. The Company entered into a five-year lease in May 2005 for the Scottsdale facility. The Company also maintains an office in Irvine, California, for executive office space for approximately $2,900 a month. The Company also leases 5,906 square feet of office space in Islandia, New York, for approximately $125,000 annually; the lease expires March 31, 2008.

As of fiscal year end June 30, 2005, the Company had 38 employees of which approximately 37 are full-time equivalent employees.

ITEM 3.  LEGAL PROCEEDINGS

Subsequent to June 30, 2001, several former employees filed complaints against the Company alleging breach of employment agreements. The total known claims being sought by the former employees at June 30, 2001 was approximately $175,000. The Company believes that it has settled all former employee claims in amounts aggregating to an amount approximating the accrued amount of $104,000. A former officer has a claim remaining with the Company. The Company is attempting to settle this claim. At June 30, 2005, there was $243,000 accrued relating to this matter.

The Company is also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, except as discussed above, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company submitted no matters to a vote of its security holders during the fiscal year ended June 30, 2005.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MedCom common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System ("Electronic Bulletin Board) and can be accessed on the Internet at www.otcbb.com under the symbol "EMED."
-------------

At June 30, 2005, there were 57,664,432 shares of common stock of MedCom outstanding and there were approximately 551 shareholders of record of the Company's common stock.

The following table sets forth for the periods indicated the high and low bid quotations for MedCom's common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

FISCAL 2005                       HIGH BID   LOW BID
-----------                       ---------  --------
Quarter Ended June 30, 2005       $    1.29  $    .75

Quarter Ended March 31, 2005           1.75       .75

Quarter Ended December 31, 2004        2.49      1.54

Quarter Ended September 30, 2004       2.50      2.10

FISCAL 2004                       HIGH BID   LOW BID
-----------                       ---------  --------

Quarter Ended June 30, 2004       $    2.70  $   2.60

Quarter Ended March 31, 2004           2.85      2.65

Quarter Ended December 31, 2003        0.69      0.65

Quarter Ended September 30, 2003       0.78      0.66

MedCom has never paid dividends on any of its common stock shares. MedCom does not anticipate paying dividends at any time in the foreseeable future and any profits will be reinvested in MedCom's business. MedCom's Transfer Agent and Registrar for the common stock is Corporate Stock Transfer located in Denver, Colorado.

SALE OF UNREGISTERED SECURITIES

DURING THE PERIOD ENDED JUNE 30, 2005 THE COMPANY ISSUED 6,695,093 SHARES OF ITS COMMON STOCK FOR $2,727,289 IN A SUBSCRIPTION AGREEMENT FOR QUALIFIED INVESTORS. THE COMPANY ISSUED 276,000 SHARES OF ITS COMMON STOCK IN A SETTLEMENT OF LITIGATION WITH RYDER HOLDINGS. FURTHER THE COMPANY ISSUED TO THIRD PARTIES IN CASHLESS WARRANTS OF 289,195 SHARES OF ITS COMMON STOCK FOR NO CASH VALUE. THE COMPANY ISSUED 276,000 SHARES IN A SETTLEMENT OF AN OUTSTANDING LITIGATION WITH RYDER HOLDINGS. THE COMPANY ISSUED 85,000 IN THE SETTLEMENT OF AN OUTSTANDING ACCOUNT PAYABLE AND CONVERSION FROM DEBT TO EQUITY. LASTLY, THE COMPANY GRANTED STOCK FOR COMPENSATION OF SERVICES TO A THIRD PARTY.

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

Statement of Operations Data
----------------------------
                                  Years Ended June 30,
                               --------------------------
                                   2005          2004
                               ------------  ------------
Revenues                       $ 2,747,269   $ 3,029,875
Cost of Services               $  (440,155)  $  (458,656)
Operating and Other Expenses   $(9,422,183)  $(7,180,510)
                               ------------  ------------

Net Loss                       $(7,115,069)  $(4,609,291)

Balance Sheet Data:
                                  Years Ended June 30,
                               --------------------------
                                   2005          2004
                               ------------  ------------
Current Assets                 $   637,728   $ 2,850,032
Total Assets                   $ 4,515,263   $ 7,466,668
Current Liabilities            $ 4,388,644   $ 4,831,497
Non Current Liabilities        $ 5,027,040   $ 4,668,982
Total Liabilities              $ 9,415,684   $ 9,500,479
Working Capital (Deficit)      $(3,750,916)  $(1,981,465)
Shareholders'Equity (Deficit)  $(4,900,421)  $(2,033,811)

---------------------------------------------------------

The Company has declared no common stock dividends since its inception.

FISCAL  2005  OPERATIONS
------------------------

General. As of June 30, 2005, the Company currently utilizes the MedCard System that is deployed through a processing terminal, PC software, or online processing, and offers electronic transaction processing to the health care industries. MedCom USA continues to focus on its primary operations and core business in medical transaction processing.

YEAR  ENDED  JUNE  30,  2005
----------------------------

RESULTS OF OPERATIONS

     FISCAL YEAR END JUNE 30, 2005, COMPARED TO FISCAL YEAR END JUNE 30, 2004

Revenues for Fiscal 2005 decreased to $2,747,269 from $3,029,875 during Fiscal 2005. This decrease in revenue is directly the result of changes in the Company's strategic direction in core operations. This included discontinuing declining or unprofitable business sectors and officer and management changes. The Company continues to aggressively pursue and devote its resources and focus
its direction in electronic transaction processing.   The Company's agreement
with its credit facility in connection with the sale-leaseback transactions therewith, the Company must defer revenue gains on the sale of the terminals. Those gains are generally recognized over a period of 36-60 months.

Selling expenses for Fiscal 2005 decreased to $304,522 from $1,043,634 during Fiscal 2004. This decrease is primarily the result of marketing efforts and includes commissions paid to internal sales personnel to market the Company's products and services. Presently the company is increasing is sales team and will increase sales in various target states.

General and administrative expenses for Fiscal 2005 increased to $4,803,976 from $3,488,632 during Fiscal 2004. This increase is attributed to the Company's hiring of additional employees as growth has occurred in the area of providing technical support for our products and services in relation to the increases in sales. The company is expanding is marketing services to include additional sales personal and have incurred additional costs related to ramp up cost of training sales and marketing teams.

Professional and consulting expenses for Fiscal 2005 increased to $831,593 from $745,348 during Fiscal 2004. The company incurred additional expenses due the impairment writedown of goodwill of $433,000 and legal settlement of $276,000 and loss on the disposal of and asset of $25,000. The Company impaired goodwill after assessing the value of the MedCard asset. MedCard has changed its software development and further modified the MedCard purchased to that the Company considered the complete impairment of goodwill. Interest expense for Fiscal 2005 increased to $897,643 from $877,921 for Fiscal 2004. This increase is a result of increased sales volume and sales-leaseback transactions with the Company's credit facility. Also, expenses were incurred and paid on notes the Company has outstanding.

TRADE VENDOR OBLIGATIONS

The Company had in the past incurred obligations in many business segments that had been sold or divested several years ago. The Company has accruals of approximately $586,606 since those business units were divested. These obligations were due to trade vendors and property management companies. Management believes that the statute of limitations for collecting on these obligations has expired. Subsequently, the Company has removed approximately $870,000 of these obligations during the year ended June 30, 2004. The Company maintained approximately $243,000 in accruals for these vendor obligations as of June 30, 2004. In June 2005, a settlement of one of the remaining obligations
was settled.   The accrual for this obligation of approximately $140,000 was depleted and additional settlement expense of $233,982 was recognized. The remaining accrual for these vendor obligations as of June 30, 2005 is approximately $98,000. Although the Company believes that the possibility is remote, vendors associated with these written-off obligations may make a claim against the Company.

The loss for Fiscal 2005 was  ($7,115,069) from ($4,609,291) for Fiscal 2004.
Sales and marketing expenses along with interest expenses have increased for Fiscal 2004. The Company has incurred these marketing and sales expenses in relation to increased demand for the Company's products and services.

As of June 30, 2005, MedCom had a federal net operating loss carry forward of $57,312,820 expiring 2007 to 2023. MedCom had a state net operating loss carry forward of $29,603,000 expiring from 2005 to 2008. The company has incurred net operating loss in 1993 of $197,688, 1994 of $1,699,456, 1995 of $2,428,673, 1996
of 3,685,557, 1997 of $6,697,029, 1998 of $6,467,303, 1999 of $7,895,428, 2000
of $12,879,733, 2001 of $1,543,591, 2002 of $1,029,889, 2003 of $4,252,651, and
2004 of $6,123,820. The net operating losses expire at the required period of 15 years from when they have been generated. The company does not expect to utilize the net operating loss and therefore had not made a provision for the assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating requirements have been funded primarily on its capital sale- leaseback transactions, and sales of the Company's common stock. During the year ended June 30, 2005, the Company's net proceeds from the capital sales leaseback transactions was approximately $1,692,904 and proceeds from the sale of common stock were approximately $2,919,289. The Company believes that the cash flows from its monthly service and transaction fees are adequate to repay the capital sale-leaseback operations. The Company has reassessed its monthly service and transaction fees and reorganized customers that were slow pays that will increase the cash flow in the upcoming fiscal year.

Cash used in operating activities for Fiscal 2005 was ($4,700,884) compared to ($5,088,511) for Fiscal 2004. The Company's focus on core operations will result in lower accounts receivable and inventory levels. The Company receives payments from a majority of its customers automatically through electronic fund transfers. Collection cycles are generally less than thirty days.

Cash provided by investing activities was $1,307,044 for Fiscal 2005, compared to cash used in investing activities of ($1,662,735) for Fiscal 2004. Streamlining operations and capital budget curtailment practices promoted a reduction in equipment purchases for the Company. The Company's cash provided by investing activities is due to the net advances from affiliates.

Cash provided by financing activities was $3,317,426 in Fiscal 2005, compared to $6,783,407 for Fiscal 2004. Financing activities primarily consisted of proceeds from the sale of the Company's common stock and proceeds from the sale-leaseback transactions during the fiscal period.

The Company has used funds advanced from an affiliated entity that is controlled by the Company's chairman and chief executive officer. As of June 30, 2005 the Company maintains an account receivable from this entity for the amount of $368,197.

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

ITEM 7.  FINANCIAL STATEMENTS

MEDCOM USA, INC.

TABLE OF CONTENTS                                                          PAGE
-----------------                                                          ----
  INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM:                            F-2
        Epstein, Weber & Conover, PLC

  CONSOLIDATED FINANCIAL STATEMENTS:
      Consolidated Balance Sheet at June 30, 2005                           F-3

      Consolidated Statements of Operations for the years ended
        June 30, 2005 and 2004                                              F-4

      Consolidated Statements of Stockholders' Equity for the years ended
        June 30, 2005 and 2004                                              F-5

      Consolidated Statements of Cash Flows for the years ended
        June 30, 2005 and 2004                                              F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Stockholders and Board of Directors of MedCom USA, Inc.:

We have audited the accompanying consolidated balance sheet of MedCom USA, Inc. as of June 30, 2005 and the related statements of operations, stockholders' equity and cash flows for the each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MedCom USA, Inc. as of June 30, 2005, and the results of its operations and cash flows for each of the two years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

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


/s/  Epstein, Weber & Conover, PLC
     Scottsdale, Arizona
     September 28, 2005

MEDCOM USA, INC.
CONSOLIDATED BALANCE SHEET
JUNE 30, 2005
----------------------------------------------------------------------
CURRENT ASSETS
  Cash                                                                 $     10,207
  Accounts receivable, net of allowance of $84,424                          272,185
  Subscription receivable                                                   308,000
  Inventories                                                                     -
  Prepaid expenses and other current assets                                  47,336
                                                                       -------------
      Total current assets                                                  637,728

PROPERTY AND EQUIPMENT, net                                                 474,097
PROCESSING TERMINALS, net                                                 3,325,782
GOODWILL, net of accumulated amortization and impairment
        reserve of $758,998                                                       -
OTHER ASSETS                                                                 77,656
                                                                       -------------
   TOTAL ASSETS                                                        $  4,515,263
                                                                       =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Accounts payable                                                     $    496,741
  Accrued expenses and other liabilities                                    343,873
  Bank Overdraft                                                            252,535
  Reserve sales returns                                                      31,304
  Deferred revenue                                                        1,152,723
  Dividend payable                                                           23,750
  Notes payable - current portion                                           201,313
  Capital lease obligations - current portion                             1,886,405
                                                                       -------------
      Total current liabilities                                           4,388,644

NOTES PAYABLE - Affiliate                                                   368,197
LONG TERM NOTE PAYABLE                                                      164,865
CAPITAL LEASE OBLIGATIONS - long-term portion                             2,929,176
DEFERRED REVENUE - long-term portion                                      1,564,803
                                                                       -------------
      Total liabilities                                                   9,415,684
                                                                       -------------

STOCKHOLDERS' DEFICIT:
  Convertible preferred stock, Series A $.001par value, 52,900 shares
    designated, 4,250 issued and outstanding                                      4
  Convertible preferred stock, Series D $.01par value, 50,000 shares
    designated, 2,850 issued and outstanding                                     28
  Common stock, $.0001 par value, 80,000,000 shares authorized,
    57,664,432 issued, 57,477,445 outstanding                                 5,767
  Subscriptions receivable                                                        -
  Treasury Stock                                                            (37,397)
  Paid in capital                                                        75,700,765
  Accumulated deficit                                                   (80,569,588)
                                                                       -------------
    Total stockholders' deficit                                          (4,900,421)
                                                                       -------------
  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $  4,515,263
                                                                       -------------

    The accompanying notes are an integral part of these consolidated financial statements.

MEDCOM USA, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED JUNE 30, 2005 AND JUNE 30, 2004
----------------------------------------------------------------------
                                                  2005          2004
                                              ------------  ------------
REVENUES:
  Terminal sales                              $   301,764   $   636,075
  Service                                       1,380,063     1,344,276
  Equipment lease income                        1,065,442     1,049,524
                                              ------------  ------------
                                                2,747,269     3,029,875
COST OF SALES AND SERVICE                         440,155       458,656
                                              ------------  ------------
GROSS PROFIT                                    2,307,114     2,571,219
                                              ------------  ------------

OPERATING EXPENSES:
    General and administrative expenses         4,803,976     3,488,632
    Sales and marketing expenses                  304,522     1,043,634
    Royalties                                     119,741        89,127
    Professional and consulting fees              831,593       745,348
    Depreciation and amortization               1,524,016     1,453,089
                                              ------------  ------------
        Total operating expenses                7,583,848     6,819,830
                                              ------------  ------------
OPERATING LOSS                                 (5,276,734)   (4,248,611)
                                              ------------  ------------

OTHER (INCOME) AND EXPENSES
    Interest expense                              897,643       887,921
    Goodwill Impairment                           436,423             -
    Legal Settlement                              233,982             -
    Loss on Disposal of Assets and Inventory      223,820             -
    Other expenses                                 46,467      (527,241)
                                              ------------  ------------
        Total other expense                     1,838,335       360,680
                                              ------------  ------------
LOSS BEFORE INCOME TAXES                       (7,115,069)   (4,609,291)

INCOME TAX (BENEFIT) PROVISION                          -             -
                                              ------------  ------------
NET LOSS                                      $(7,115,069)  $(4,609,291)
                                              ============  ============
NET LOSS PER SHARE:
  Basic:                                      $     (0.13)  $     (0.11)
                                              ============  ============

  Diluted:                                    $     (0.13)  $     (0.11)
                                              ============  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                        54,015,797    41,167,477
                                              ============  ============

  Diluted                                      54,015,797    41,167,477
                                              ============  ============

    The accompanying notes are an integral part of these consolidated financial statements.

MEDCOM USA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE
FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
----------------------------------------------------------------------

                                                                 \----------- PREFERED STOCK -----------\
                                          COMMON STOCK      PREFERRED A & B       PREFERRED C       PREFERRED D      PAID-IN
                                        SHARES    AMOUNT    SHARES    AMOUNT    SHARES   AMOUNT   SHARES  AMOUNT     CAPITAL
                                      ----------  -------  --------  ---------  ------  --------  ------  -------  -----------
BALANCE JULY 1, 2003                  36,979,865  $ 3,698     4,250  $       4       -  $      -   2,850  $    29  $63,278,187

Common stock issued for cash           7,144,973      714                                                            5,876,392

Common stock issued to settle claims     298,866       30                                                              657,475

Common stock subscribed                1,000,000      100                                                              499,900

Conversion of affiliate note payable   3,186,499      319                                                              776,673

Exercise of stock options                508,941       51                                                              296,933

Treasury shares taken in settlement

Common stock granted as
  consdieration for services             910,000       91                                                              567,709

  Net loss
                                      ----------  -------  --------  ---------  ------  --------  ------  -------  -----------

BALANCE
    JUNE 30, 2004                     50,029,144  $ 5,003     4,250  $       4       -  $      -   2,850  $    29  $71,953,269
                                      ==========  =======  ========  =========  ======  ========  ======  =======  ===========


                                       TREASURY    SUBSCIRPTION    ACCUMULATED
                                        STOCK       RECEIVABLE       DEFICIT        TOTAL
                                      ----------  --------------  -------------  ------------
BALANCE JULY 1, 2003                  $       -   $           -   $(68,845,428)  $(5,563,510)

Common stock issued for cash                                                       5,877,106

Common stock issued to settle claims                                                 657,505

Common stock subscribed                                (500,000)                           -

Conversion of affiliate note payable                                                 776,992

Exercise of stock options                                                            296,984

Treasury shares taken in settlement     (37,397)                                     (37,397)

Common stock granted as
  consdieration for services                                                         567,800

  Net loss                                                          (4,609,291)   (4,609,291)
                                      ----------  --------------  -------------  ------------
BALANCE
    JUNE 30, 2004                     $ (37,397)  $    (500,000)  $(73,454,719)  $(2,033,811)
                                      ==========  ==============  =============  ============

    The accompanying notes are an integral part of these consolidated financial statements

MEDCOM USA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE
FOR THE YEARS ENDED JUNE 30, 2005 AND 2004 (CONTINUED)
----------------------------------------------------------------------

                                                                     \----------- PREFERED STOCK -----------\
                                             COMMON STOCK       PREFERRED A & B      PREFERRED C       PREFERRED D      PAID-IN
                                           SHARES    AMOUNT    SHARES    AMOUNT    SHARES   AMOUNT   SHARES  AMOUNT     CAPITAL
                                         ----------  -------  --------  ---------  ------  --------  ------  -------  -----------
BALANCE JULY 1, 2004                     50,029,144  $ 5,003     4,250  $       4       -  $      -   2,850  $    29  $71,953,269

Common stock issued for cash              5,925,093      593                                                            2,418,696

Common stock issued to settle claims        276,000       28                                                              275,972

Common stock for payable conversions         85,000        9                                                              135,992

Exercise of cashless options                289,195       29

Common stock issued for cash
  received subsequent to June 30 2005       770,000       77                                                              307,923

Payment on 2004 subscription receivable

Common stock granted as
  consdieration for services                290,000       29                                                              608,913

  Net loss
                                         ----------  -------  --------  ---------  ------  --------  ------  -------  -----------

BALANCE
    JUNE 30, 2005                        57,664,432  $ 5,767     4,250  $       4       -  $      -   2,850  $    28  $75,700,765
                                         ==========  =======  ========  =========  ======  ========  ======  =======  ===========


                                          TREASURY    SUBSCIRPTION    ACCUMULATED
                                           STOCK       RECEIVABLE       DEFICIT        TOTAL
                                         ----------  --------------  -------------  ------------
BALANCE JULY 1, 2004                     $ (37,397)  $    (500,000)  $(73,454,519)  $(1,496,214)

Common stock issued for cash                                                          2,419,289

Common stock issued to settle claims                                                    276,000

Common stock for payable conversions                                                    136,001

Exercise of cashless options                                                                 29

Common stock issued for cash
  received subsequent to June 30 2005                                                   308,000

Payment on 2004 subscription receivable    500,000                              0

Common stock granted as
  consdieration for services                                                            608,942

  Net loss                                                             (7,115,069)   (7,115,069)
                                         ----------  --------------  -------------  ------------
BALANCE
    JUNE 30, 2005                        $ (37,397)  $           -   $(80,569,588)  $(4,863,024)
                                         ==========  ==============  =============  ============

    The accompanying notes are an integral part of these consolidated financial statements

MEDCOM USA, INC.
STATEMENT OF CASH FLOWS FOR THE
YEARS ENDED JUNE 30, 2005 AND 2004

                                                                  2005          2004
                                                              ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss)                                                  $(7,115,069)  $(4,609,291)
  Adjustments to reconcile net income to net cash
    (used in) operating activities:
  Depreciation and amortization                                 1,524,016     1,453,088
  Issuance of stock as consideration for services                 608,942       567,800
  Issuance of stock for settlement of claims                      135,269       657,505
  Issuance of stock for conversion of payables                    136,000             -
Gain on write-off of obligations                                        -      (870,110)
Treasury stock taken in settlement of claims                            -       (37,397)
Allowance for sales returns                                             -        40,270
  Loss on inventory/assets abandoned                              223,820             -
  Impairment of goodwill                                          436,423             -
  Changes in assets and liabilities:
    Trade accounts receivable                                      11,118       (93,690)
    Inventories                                                   113,848      (157,356)
    Prepaid and other current assets                               41,887       (86,096)
    Accounts payable                                              234,049      (145,515)
    Accrued liabilities                                            14,235      (758,195)
    Deferred revenue                                           (1,065,422)   (1,049,524)
                                                              ------------  ------------
        Net cash  (used in) operating activities               (4,700,884)   (5,088,511)
                                                              ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of  equipment                                         (33,453)      (34,351)
  Purchases of software upgrades                                 (448,929)     (208,155)
  Advances from/(to) affiliates                                 1,789,426    (1,420,229)
                                                              ------------  ------------
        Net cash provided by (used in) investing activities     1,307,044    (1,662,735)
                                                              ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on capital leases                         (1,547,302)   (1,200,996)
Proceeds from sale of common stock                              2,919,289     5,877,106
Retirement of Stock                                                     -       296,984
Bank overdraft usage                                              252,535
Proceeds from capital sale-leaseback transactions               1,692,904     1,810,313
                                                              ------------  ------------
        Net cash provided by financing activities               3,317,426     6,783,407
                                                              ------------  ------------

(DECREASE) INCREASE IN CASH                                       (76,414)       32,161
CASH, BEGINNING OF YEAR                                            86,621        54,460
                                                              ------------  ------------
CASH, END OF YEAR                                             $    10,207   $    86,621
                                                              ============  ============

    The accompanying notes are an integral part of these consolidated financial statements.

MEDCOM USA, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS, (CONTINUED)
FOR THE YEAR ENDED JUNE 30, 2005 AND 2004
-----------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION:                                      2005        2004
                                                                      ----------  ----------

    Interest paid                                                     $  850,004  $  892,935
                                                                      ==========  ==========

    Income taxes paid                                                 $      -0-  $      -0-
                                                                      ==========  ==========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

    Terminals capitalized under sales/leaseback transactions          $1,692,904  $2,086,489
                                                                      ==========  ==========

    Extinguishment of note payable obligations to affiliate by
      conversion to common stock                                      $        0  $  776,992
                                                                      ==========  ==========

    Exercise of options through cashless transactions                 $  200,000  $  121,166
                                                                      ==========  ==========

    Terminals returned and placed back into inventory at net
      Capitalized cost                                                $  318,602  $  920,060
                                                                      ==========  ==========

    Terminals returned/leases assumed by Company                      $    8,966  $  149,950
                                                                      ==========  ==========

    The accompanying notes are an integral part of these consolidated financial statements.

MEDCOM USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2005
----------------------------------------------------------------------

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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company continues to incur material operating losses and has failed to generate positive cash flow from operations. The Company has a working capital deficit of $3,750,916 at June 30, 2005. The Company has generated cash flow through sale-leaseback financing transactions to fund its operations. Management believes that the Company has begun to generate a level of volume in the sales and service contracts of its processing terminals that will allow the Company to meet operating cash flow requirements. The Company has recently changed some of its operations that may allow the Company to better manage cash flows.

     The Company has begun to experience increased sales of its MedCard System and has generated cash through the use of sale-leaseback transactions connected to the sales of the terminals for the MedCard System. Management is attempting to attain a sustaining level of operating cash flow from the Company's MedCard operations. The Company has raised additional equity capital in the year ended June 30, 2005 and may attempt to raise additional capital to grow the MedCard operations and to fund inventory and receivable growth.

     Cash reserves and working capital at June 30, 2005 were insufficient to fund currently due obligations. As discussed above, the Company is generating cash flow from sales activities and sale-leaseback transactions. Such cash flow is only recently provided some evidence that it is sufficient to cover current operating expenses. However, this level of cash flow does not permit the Company to retire many older debts or expand its operations. The Company believes that it needs additional cash, either from outside financing or expanded sales activities, in order to retire past due debts and significantly expand the Company's operations. If the Company is unable to produce sales as planned and/or raise additional investment capital to fully implement its business plan, it may jeopardize the ability of the Company to continue as a going concern.

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

     Inventories consist primarily point-of sale ("POS") terminals and spare
     -----------
     parts that are held for sale. Inventories are recorded at the lower of cost or market on a first-in, first-out basis. POS terminals that are returned by customers and are held for resale are recorded at the carrying value of the terminal, which is the capitalized cost of the underlying sale-leaseback transaction, net of accumulated amortization. During the year ended June 30, 2005, the Company determined that the POS terminals' hardware was in fact incidental to the providing of software and ongoing services and that substantially all of the terminals were ultimately part of the sale-leaseback transactions described in Note 8. The Company has recently made arrangements with its supplier of these terminals where the Company will no longer take title to terminals. Additionally, many of the Company's customers are now opting to use the service on an Internet based system rather than using the terminals. Because of these circumstances and the cost associated with tracking terminals out at customer facilities, the Company has determined that the terminal hardware has minimal value and has written off inventories at June 30, 2005 resulting in a charge of $198,804 during the year ended June 30, 2005.


     Property and Equipment and Terminals is stated at cost less accumulated
     ------------------------------------
     depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 5 years. Terminals are recorded at the capitalized cost of the underlying sale-leaseback transactions. Depreciation expense for the years ended June 30, 2005 and 2004 was $1,524,016 and $1,453,089, respectively.

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

     From time to time, the Company issues stock options to executives, key employees and members of the Board of Directors. Generally, when the Company grants stock options to employees, there is no intrinsic value of those options on the date of grant. Accordingly, no compensation cost has been recognized for stock options granted to employees. There were no options granted in the years ended June 30, 2005 and 2004. There was no additional vesting of options previously granted.

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

     Intangible Assets at June 30, 2005 consist of goodwill associated with the
     -----------------
     Company's acquisition of MedCard for the difference between the purchase price of the acquired business and the fair value of the identifiable net assets. Medcard is the only remaining operating subsidiary. The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002. As a result, the Company discontinued amortization of goodwill, and instead annually evaluates the carrying value of goodwill for impairment, in accordance with the provisions of SFAS No. 142. The Company believes that there has been an impairment of the carrying value of goodwill of $758,998 as of June 30, 2005.

     Goodwill had been amortized over 5 years. Due to material continued operating losses, the Company determined that its carrying value of goodwill was impaired at June 30, 2005. On the basis of that determination a charge of $436,423 was made in the year ended June 30, 2005 to write off the full remaining carrying value at June 30, 2005.

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


     In December 2004 the FASB issued a revised Statement 123 (SFAS 123R), "Accounting for Stock-Based Compensation" requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award - usually the vesting period. The Company is evaluating the impact of this new pronouncement and does not expect the effect of implementation will have a significant impact on the Company's financial statements.

3. ACCOUNTS RECEIVABLE
     The Company's accounts receivable at June 30, 2005 consisted of:

Medcard trade accounts receivable          $ 349,609
Other                                          5,000
                                           ----------
    Total                                    354,609

    Less: Allowance for doubtful accounts   ( 82,424)
                                           ----------
                                           $ 272,185
                                           ==========

The Company estimates uncollectible account balances and provides an allowance for such estimates. The allowance for doubtful accounts at June 30, 2005, consists of an estimate for potentially uncollectible accounts in the MedCard division.


4. GAIN ON WRITE-OFF OF OLD TRADE VENDOR OBLIGATIONS

The Company had incurred material unpaid obligations in many business segments that had been sold or abandoned several years ago. The Company has retained accruals of approximately $586,606 since those business units were divested.
The Company attempted to pay numerous of these obligations. Most of the obligations were due to trade vendors and landlords. Many of these creditors ceased collection efforts several years ago and the Company has not had communications with theses creditors since then. Upon being advised by legal counsel, management believes that the statute of limitations for collecting on these obligations has expired. On that premise, the Company removed approximately $870,000 of these obligations during the year ended June 30, 2004. The $870,000 gain is included in other income in the accompanying statement of operations for the year ended June 30, 2004.


5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2005:

         Software                       $   936,479
         Software upgrades                  649,168
         Office and computer equipment      269,041
         Furnishings and fixtures           126,722
         Leasehold improvements               4,439
                                        ------------

     Total                                1,985,849
     Less accumulated depreciation       (1,511,752)
                                        ------------

         Property and equipment, net    $   474,097
                                        ============

Software represents the cost of software acquired for the operation of the Company's MedCard System. The capitalized cost of the software is amortized on a straight-line basis over five years. Additional costs capitalized as software development during the years ended June 30, 2005 and 2004 were $448,929 and $208,155, respectively. These upgrades are amortized on a straight-line basis over three years.

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

     Terminals                      $ 6,197,320
     Less accumulated amortization   (2,871,538)
                                    ------------
         Terminals, net             $ 3,325,782
                                    ============


7. NOTES PAYABLE

Notes payable at June 30, 2005 comprise the following:

Convertible note payable to individual. The note bears
interest at 8% per annum and is payable quarterly.  The
note is convertible to common stock at $6.25 per share.
The note had an original maturity date of February 1998
and is currently in default.                              $ 25,000

Note payable to landlord. Collateralized by leasehold
improvements.  Original principal balance of $95,000.
Legal settlement negotiated July 2005 requires quarterly
payments beginning August 2005 through November
2007 (imputed interest at 8% per annum) plus the
issuance of 150,000 shares of the Company's common
stock.                                                     341,178
                                                          --------
                                                           366,178

Less current portion                                       201,313
                                                          --------
                                                          $164,865
                                                          ========

Maturities on long-term debt at June 30, 2005 are as follows:

2006                      $201,313
2007                       106,630
2008                        58,235
                          --------
                          $366,178
                          ========

The convertible note payable is in default as of June 30, 2005. The note payable to a former landlord relates to a court ordered judgment against the Company for the past due note, unpaid rent and legal fees. The Company settled the terms of this obligation in the year ended June 30, 2005 by issuance of this note payable.

8.  CAPITAL LEASE OBLIGATIONS AND SALE-LEASEBACK TRANSACTIONS

The Company leases many of its MedCard terminals under capital lease agreements.

The Company has entered into an arrangement with a third party lessor whereby the Company sells its terminals that are placed with customers to the lessor. The lessor in turn leases back the terminals. These transactions are recorded as sale-leaseback transactions. The leases between the Company and the lessor are accounted for as capital leases. The Company generates revenue from the terminals through monthly service and rental fees and transaction fees. The value of the sale transaction between the Company and lessor is determined by Company's agreement with the customer relative to the number of terminals, length of the customer contract and monthly service fee due from the customer. The Company acquires terminals from its suppliers, programs the terminals with its software and sells the terminals to the lessor when it enters into an agreement with a customer for those specific terminals. Any gain on the sale transaction with the lessor is deferred and amortized proportionately with the capitalized asset. That period is generally three, four or five years, the typical length of the lease agreement. At June 30, 2005, the amount of deferred gain on sale-leaseback transactions was $2,717,526.

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

The following presents future minimum lease payments under the capital leases by year and the present value of minimum lease payments as of June 30, 2005:

          Years ended June 30:

                                     Terminals
                                    ------------
                     2006           $ 2,697,357
                     2007             1,952,386
                     2008             1,369,501
                     2009               435,459
                     2010                50,255
                                    ------------
Total minimum lease payments          6,504,958
Lees: amount representing interest   (1,689,377)
                                    ------------
Present value of minimum
    lease payments                  $ 4,815,581
                                    ============

The capitalized cost of terminals under capital leases for the year ended June 30, 2005 and 2004 was $6,197,320 and $5,884,507 respectively. The related accumulated amortization on these assets was $2,871,538 and $2,061,520 as of June 30, 2005 and 2004, respectively.

9. INCOME TAXES

The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. Income taxes for the years ended June 30, consisted of the following:

                                           2005          2004
                                       ------------  ------------
     Current tax (benefit) provision   $(2,884,109)  $(1,642,362)
     Deferred tax (benefit) provision    2,884,109     1,642,362
                                       ------------  ------------
       Total income tax provision      $     - 0 -   $     - 0 -
                                       ============  ============

Net deferred tax assets of $22,925,128 were fully offset by an equal valuation allowance at June 30, 2005. The deferred income tax assets relate primarily to net operating loss carryforwards and differences in book and tax bases of property and equipment, intangible assets and certain accruals. The net deferred income tax asset at June 30, 2005 is comprised of:

Allowance for losses on accounts receivable  $     34,000
Deferred compensation                              79,000
Contingency                                       160,000
Deferred revenue                                1,089,000
Property and equipment                            134,000
Impairment of intangible assets                 1,834,000
Net operating loss carryforwards               22,065,000
                                             -------------
    Deferred income tax asset                  25,394,000
        Less:  valuation allowance            (25,394,000)
                                             -------------
        Total deferred income tax asset             - 0 -

Deferred income tax liability                      (- 0 -)
                                             -------------

        Net deferred income tax asset        $      - 0 -
                                             =============

Federal net operating loss carryforwards of $51,189,000 expire from 2011 to 2023. State net operating loss carryforwards of $29,603,000 expire from 2005 to 2008. During the year ended June 30, 2005, the Company reduced the deferred income tax asset related to net operating loss carryforwards by $3,484,000 resulting from the expiration of such carryforwards. Due to the conditions discussed in Note 1, future utilization of the net operating losses is uncertain. The valuation allowance on the deferred income tax asset was decreased by $1,648,702 in the year ended June 30, 2005, resulting primarily to the expiration of net operating loss carryforwards.


The differences between the statutory and effective tax rates is as follows for the years ended June 30:

                                    2005                 2004
                                ------------         ------------
Federal statutory rates         $(2,419,000)  (34)%  $(1,563,141)  (34)%
State income taxes                 (427,000)   (6)%     (275,848)   (6)%
Valuation allowance for
  operating loss carryforwards    2,841,000     40%    1,838,989     39%
  Other                               5,000      -%       18,641      1%
                                ------------  -----  ------------  -----
    Effective rate              $   ( - 0 -)     0%  $   ( - 0 -)     0%
                                ============  =====  ============  =====

10. OPERATING LEASES

     The Company leases its office space under long-term operating leases expiring through 2008. Rent expense under these leases was $213,616 and $154,238 for the years ended June 30, 2005 and 2004, respectively.

     Future minimum annual lease payments and sublease rentals under operating lease agreements for years ended June 30:

          2006          164,432
          2007          158,860
          2008          170,980
          2009          142,404
          2010            7,148
                       --------
                       $643,824
                       ========

11. STOCKHOLDERS' EQUITY

     During the year ended June 30, 2005, the Company issued 7,635,288 shares of its common stock. Of that amount, 42,184shares of the Company's common stock were sold to an entity controlled by the Company's president and chairman. The balance of the shares were issued to third parties in a private placement of the Company's common stock, issued to settle obligations and as consideration for services. The shares were sold throughout the year ended June 30, 2005, ranging from $0.50 per share at the beginning of the year to $1.50 per share at the end of the year. Commissions of approximately $426,000 are recorded as a charge in additional paid in capital as direct costs associated with the raising of equity capital. In conjunction with the offering of the common stock the Company issued and the investors received 1,332,199 warrants to purchase the Company's common stock. The warrants have exercise prices ranging from $1.00 to $4.50 per share and expire three years from date of issue.

     The Company has issued shares of its common stock as consideration to consultants for services rendered. The value of those shares is determined based on the trading value of the stock at the dates on which the agreements were entered into for the services. During the year ended June 30, 2005, the Company granted to consultants, 290,000 shares of common stock valued in the aggregate at $608,942. The value of these shares was expensed during the year.

     The Company issued 276,000 shares of its common stock in the year ended June 30, 2005 to settle a legal dispute relating from operations that were discontinued in the 2001. The shares were at $1.00 per share based on the trading price of the stock at the time of the settlement.

     During the year ended June 30, 2005, the Company issued 770,000 shares of its common stock under a notice of conversion of common stock warrants. Payment for the exercise of $308,000 was not received until July 2005 and the amount has bee recorded as a subscription receivable asset at June 30, 2005.

     During the year ended June 30, 2004, the Company settled a claim with an investor. The investor had claimed that it was owed shares under the investment agreement due to substantial dilution and erosion of the stock price. The settlement required the Company to issue an additional 298,866 shares of the Company's common stock to the investor. The shares were valued at $657,505 on the basis of the trading price on the date the settlement was entered into. In a separate settlement, 186,987 shares of the Company's stock was returned and placed in treasury. The treasury shares are recorded at $0.20 per share, the trading price on the date the settlement was entered into. The 186,987 shares remain as treasury stock at June 30, 2005.

     During the year ended June 30, 2004, the Company entered into an agreement with a third party to sell 1,000,000 shares to the third party at $0.50 per share. The shares were issued but the funds have not yet been received. The transaction is reflected as a common stock subscription receivable of $500,000 at June 30, 2005.

     An entity controlled by the Company's president and chairman regularly advances funds to the Company to cover short-term cash flow deficiencies. During the year ended June 30, 2005, this affiliate converted advances of $776,992 into 3,186,499 shares of the Company's common stock.

     Common stock options for 508,941 shares were exercised during the year ended June 30, 2005. A total of 607,800 options were exercised. Of that amount, holders of 257,800 options performed a cashless exercise netting only 158,941 shares being issued in those exercises. The balance of 350,000 options were exercised for cash of $296,984.

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

     The Company has not declared its dividend on the preferred stock for the years ended June 30, 2005 and 2004. At June 30, 2005, there was an accumulated undeclared and unpaid dividend on the Series D preferred stock of $342,000. Total accrued, but unpaid dividends related to the Series D preferred stock was $23,750 at June 30, 2005.

     Common stock warrants issued in the year ended June 30, 2005 consist of the following:

               Number of       Exercise
               Warrants          Price
               ---------       ---------
                 628,991       $    4.00
                 678,400       $    1.00
                 390,400       $    2.75
                  94,400       $    3.00
                 148,999       $    4.00
                  20,000       $    4.50
               ---------
               1,961,190
               =========

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

     Litigation

     Subsequent to June 30, 2001, several former employees filed complaints against the Company alleging unpaid payroll and breach of employment agreements. The total known claims being sought by the former employees at June 30, 2001 was approximately $175,000. The Company has maintained an accrual amount of approximately $140,000 as of June 30, 2004 for such claims. In June 2005, a settlement with a former officer was settled. The accrual for this obligation of approximately $140,000 was depleted and additional settlement expense of $233,982 was recognized.

     Several landlords are seeking damages from the Company due to the Company defaulting on several lease agreements. Certain landlords have obtained legal judgments against the Company. The total amount of such claims was $634,000. The Company and its legal counsel believed that ultimate settlement will result in a much lower payout. Subsequent to year-end, a settlement was reached with such landlord for $341,178. The Company has recorded the settlement as a note payable at June 30, 2005 (see Note 7). Management believes possibility of further settlements is unlikely; therefore, as of June 30, 2005, no accrual for additional claims is recorded.

     The Company had obligated shares of the Company's common stock and warrants exercisable into common stock under numerous consulting and fund raising agreements. Some such agreements obligated shares in cases of the occurrence of substantial dilution or price drop in the trading value of the Company's common stock. Management believes that it has fulfilled all such obligations. The Company settled one such claim in the year ended June 30, 2005. Management believes that there is a possibility that additional claims may arise.

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

     At June 30, 2005, there was approximately $56,000 estimated and accrued for claims related to the litigation matters described above which were not settled as of the date of this report.


     Customer Contracts

     Customers may arrange to have the purchase of the Company's point-of-sale terminals financed through the financial institution that provides the sale-leaseback financing to the Company. The Company has agreements with this financial institution to guarantee varying amounts associated with the financial institution's arrangements with the customers. Generally, the Company may be required to remit to the financial institution, one to six months of scheduled customer payments if the customer defaults on its financing arrangement with the financial institution. Subsequent to June 30, 2005, the Company entered into a new master contract with the financial institution that limits the recourse to the Company to the first payment under the customer's contract. The amount of such payment would not exceed $100. The Company has not experienced material obligations to-date under the recourse agreements and believes that the new agreement substantially limits potential obligations in the future to an immaterial amount.

13. NET LOSS PER SHARE

     Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. Preferred stock dividends are subtracted from the net income to determine the amount available to common shareholders. Preferred stock convertible to 115,396 common shares and options and warrants exercisable into 3,207,224 shares of common stock were not considered in the calculation for diluted earnings per share for the year ended June 30, 2005 and 2004 respectively because the effect of their inclusion would be anti-dilutive.

     The following presents the computation of basic and diluted loss per share from continuing operations:

                                                       2005                               2004
                                                    ----------                         ----------
                                                                  Per                                Per
                                        (Loss)        Shares     Share      (Loss)       Shares     share
                                    --------------  ----------  -------  ------------  ----------  -------
Net (Loss)                          $  (7,115,069)                       $(4,609,291)
Preferred stock dividends                (114,000)                          (114,000)

                                    --------------                       ------------
  Loss from continuing operations      (7,229,069)                        (4,723,291)
BASIC EARNINGS PER SHARE

Loss available to common
stockholders                        $  (7,229,069)  54,015,797  $(0.13)  $(4,723,291)  41,167,477  $(0.11)


Effect of dilutive securities                N/A                                N/A

DILUTED EARNINGS PER SHARE          $(  7,229,069)  54,015,797  $(0.13)  $(4,723,291)  41,167,477  $(0.11)

14. RELATED PARTY TRANSACTIONS

     The Company's president and chairman is a significant shareholder of the Company. This individual controls another entity that is also a significant shareholder of the Company.

     During the year ended June 30, 2002, the Company moved its administrative offices into space occupied by this related entity that is a significant shareholder of the Company. The Company shares office space and management and administrative personnel with this related entity. Certain of the Company's personnel perform functions for the related entity but there was no allocation of personnel related expenses to the related entity in the years ended June 30, 2005 and 2004.

     The Company frequently receives advances and advances funds to an entity controlled by the Company's president and which is a significant shareholder of the Company. During the year ended June 30, 2004, the Company converted advances of $776,992 into 3,186,499 shares of the Company's common stock and advanced funds of $1,420,229 to this entity. During the year ended June 30, 2005, repayments were made on these advances and additional funds were contributed. The balance due to this affiliate at June 30, 2005 was $368,197. The advances are generally short term in nature with an interest rate of 3%.

     The Company paid management fees of $450,000 to an entity owned by the Company's president during each of the years ended June 30, 2005 and 2004.

     During the year ended June 30, 2005, an affiliate controlled by the Company's president and chairman assumed obligations of the Company totaling $276,000 in exchange for 276,000 shares of the Company's common stock.


15. CONCENTRATIONS

     Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable. The trade accounts receivable are due primarily from small business customers in numerous geographical locations throughout the United States.

     The Company estimates and provides an allowance for uncollectible accounts receivable.

     The Company has raised cash through sale-leaseback transactions. All of these transactions have been conducted through two lessors. During the years ended June 30, 2005 and 2004, the Company received $1,692,904 and $1,810,313 respectively, under sale-leaseback transactions from these entities.

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

     There were no options granted in the year ended June 30, 2005 and 2004 and all options previously granted have been fully vested and therefore there is no pro forma effect for the year ended June 30, 2005. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

     In February 2003, 400,000 warrants to acquire the Company's common stock at $0,50 per share were issued as consideration for consulting services to be rendered. The fair value of these warrants of $150,600 was expensed in that year.

     The Company grants options under several stock option plans. The Company's Incentive Stock Option Plans, Non-Qualified Stock Option Plans and Stock Bonus Plans are collectively referred to as the "Plans". The following sets forth certain information as of June 30, 2005 concerning the stock options and stock bonuses granted by the Company pursuant to the Plans. Each option represents the right to purchase one share of the Company's Common Stock.

--------------------------------------------------------------------------

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

--------------------------------------------------------------------------

     The options under these plans generally expire five years from date of grant. The summary of activity for the Company's stock options and warrants is presented below:

                                                     Weighted                 Weighted
                                                      Average                  Average
                                                     Exercise                 Exercise
                                           2005        Price        2004        Price
                                        -----------  ---------  ------------  ---------
Options/warrants outstanding at
    Beginning of year                    1,875,024   $   12.59    3,877,281   $    9.49
Granted                                    628,991   $    3.25        - 0 -
Exercised                                    - 0 -                 (607,800)  $    0.69
Terminated/Expired                        (542,825)  $    5.35   (1,394,457)  $    5.35
Options outstanding at end of year       1,961,190   $   12.59    1,875,024   $   12.59
Options exercisable at end of year       1,961,190   $   12.59    1,875,024   $   12.59
Options available for grant at end
  of year                                1,961,190                5,873,599
Price per share of options outstanding  $  0.47 to              $   0.47 to
                                        $    40.00              $     40.00

Weighted average remaining contractual
lives                                       0years                1.84years

Weighted Average fair value of options
granted during the year                        N/A              $    0.3765

     Range of exercise prices of options outstanding at June 30, 2005:

                                     Weighted                      Weighted
                       Number         Average        Number         Average
  Exercise Price     Outstanding  Exercise Price   Exercisable  Exercise Price
-------------------  -----------  ---------------  -----------  ---------------
    $0.47-$1.50          178,125  $          0.49      178,125  $          0.49
    $1.51-$3.00          638,086  $          2.52      638,086  $          2.52
    $3.01-$4.50              -0-              N/A          -0-              N/A
    $4.51-$6.00          189,804  $          5.00      189,804  $          5.00
   $6.01-$10.00           20,000  $          6.25       20,000  $          6.25
   $10.01-15.00           65,000  $         15.00       65,000  $         15.00
$15.01 and greater       870,175  $         24.71      870,175  $         24.71

     All warrants issued in the year ended June 30, 2005 were issued as part of equity units that included common stock sold in private placement transactions.

17.  EMPLOYEE  BENEFIT  PLAN

     The Company maintains a 401(k) profit sharing plan for its employees. Each United States based full-time employee is eligible to participate in that plan on the first day of the calendar quarter after completing ninety days of employment with the Company. A participating employee can contribute up to fifteen percent (15%) of their annual compensation, up to a maximum of the federally mandated limit. The Company matches 50% of the contributions on the first six percent (6%) of the employee's contribution up to a maximum of three percent (3%). Employees are fully vested on their own contributions and vest in the Company's contributions twenty percent (20%) per year over five years. The Plan was frozen subsequent to June 30, 2001 and there were no contributions for the years ended June 30, 2005 and 2003.


18.  BUSINESS  SEGMENTS

     The Company previously had three reportable segments: intelligent vending machines, healthcare management software development and medical transaction processing. During the year ended June 30, 2001, the Company determined it would divest or abandon all business segments other than the medical transaction processing segment. Therefore, going forward, the Company will have only one reportable segment. At June 30, 2005 the Company operates only in the medical transaction-processing segment with substantially all revenue generated in the United States.

     The medical transaction-processing segment includes revenue from the MedCard System, including the sale of terminals, processing fees and billing service revenue and the licensing, sales and services related to the Company's One Medical Services Network.

     For the years ended June 30, 2005 and 2004, there were no material concentrations of revenue to specific customers. However, all gains related to sale-leaseback transactions are associated with one lessor but relate to numerous customer contracts.


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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of June 30, 2005 information with respect to the only persons owning beneficially 5% or more of the outstanding common stock and the number of and percentage of the outstanding shares owned is represented below:

           Name and Address          Shares Owned (1)  Common Stock
           ----------------          ----------------  ------------
     American Nortel Communications        19,024,347        39.13%
     7975 North Hayden Road #D-333
     Scottsdale, Arizona 85258

     William P. Williams                    5,083,397       10.46 %
     7975 North Hayden Road #D-333
     Scottsdale, Arizona 85258

     (1) Excludes any shares issuable upon the exercise of any warrants or options or upon the conversion of other convertible securities.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     The Company frequently advances funds to an affiliated entity, which is also a significant shareholder of the Company. During the year ended June 30, 2005, the Company advanced funds of $1,420,229 to this entity.

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


38