Form 10QSB
period 2005-09-30
MEDCOM USA INC
filed 2005-11-15
CIK 907127

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------
                                   Form 10-QSB
                              --------------------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2005.

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

Yes  [X]     No  [_]

     The number of shares of the issuer's common equity outstanding as of November 11, 2005 was 59,519,936 shares of common stock.

     Transitional Small Business Disclosure Format (check one):

Yes  [_]     No  [X]

                                 MEDCOM USA, INC.
                           INDEX TO FORM 10-QSB FILING
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

                                TABLE OF CONTENTS

                                      PART I


                              FINANCIAL INFORMATION                          PAGE
Item 1.  Financial Statements
              Balance Sheet
                   As of September 30, 2005 . . . . . . . . . . . . . . . . .   3
              Statements of Operations
                   For the Three Months Ended September 30, 2005
                   and 2004 . . . . . . . . . . . . . . . . . . . . . . . . .   4
              Statements of Cash Flows
                   For the Three Months Ended September 30, 2005
                   and 2004 . . . . . . . . . . . . . . . . . . . . . . . . .   5

              Notes to the Financial Statements. . . . . . . . . . . . . .  6 - 9

Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations. . . . . . . . . . . . . . . . . . . .10 - 15


                                      PART II
                                 OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .  15

Item 3.  Control and Procedures . . . . . . . . . . . . . . . . . . . . . . .  15

Item 6.  Exhibits and Reports on Form 8-K

CERTIFICATIONS

         Exhibit 31 - Management Certification. . . . . . . . . . . . . . . .  16

         Exhibit 32 - Sarbanes-Oxley Act. . . . . . . . . . . . . . . . . . .  17

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                  MEDCOM USA, INC.
                              BALANCE SHEET (UNAUDITED)
                              AS OF SEPTEMBER 30, 2005


ASSETS:
CURRENT ASSETS
  Cash                                                                 $    113,556
  Accounts receivable, net of allowance of $21,074                          655,869
  Prepaid expenses and other current assets                                  74,977
                                                                       -------------
    Total current assets                                                    844,402

PROCESSING TERMINALS, net                                                 2,830,942
PROPERTY AND EQUIPMENT, net                                                 385,662

  Licensing Contracts - LT                                                1,800,793
                                                                       -------------
  TOTAL ASSETS                                                         $  5,861,798
                                                                       =============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Accounts payable                                                     $    259,394
  Accrued expenses and other liabilities                                    460,960
  Dividend payable                                                           23,750
  Notes from Affiliates                                                     322,741
  Deferred revenue - current portion                                      2,186,588
  Capital lease obligations - current portion                             2,311,288
                                                                       -------------
    Total current liabilities                                             5,564,721

CAPITAL LEASE OBLIGATIONS - long-term portion                             3,493,808
  DEFERRED REVENUE                                                        2,282,040
                                                                       -------------
    Total liabilities                                                    11,340,569
                                                                       -------------

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, Series A $.001 par value, 52,900 shares
    designated, 4,250 issued and outstanding                                      4
  Convertible preferred stock, Series D $.01 par value, 50,000 shares
    designated, 2,850 issued and outstanding                                     29
  Common stock, $.0001 par value, 80,000,000 shares authorized,
    51,924,665 issued and 51,737,678 outstanding                              7,622
  Subscriptions receivable                                                  (20,000)
  Treasury stock                                                            (37,397)
  Paid in capital                                                        76,989,164
  Accumulated deficit                                                   (82,418,194)
                                                                       -------------
    Total stockholders' equity                                           (5,478,771)
                                                                       -------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  5,861,798
                                                                       =============

       See the accompanying notes to these unaudited financial statements.

                                MEDCOM USA, INC.
                       STATEMENT OF OPERATIONS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


                                                Three Months Ended
                                                2005          2004
                                            --------------------------
REVENUES:

    Terminal sales                          $    96,604   $   156,366
    Service                                     721,510       428,703
    Licensing Fees                            1,290,216       286,403
                                            --------------------------
                                              2,108,330       871,472

COST OF DELIVERABLES:                         1,368,583       179,850
                                            --------------------------

  GROSS PROFIT                                  739,747       691,622
                                            --------------------------

OPERATING EXPENSES:
    General and administrative                1,834,977       933,075
    Sales and marketing                         141,332       292,299
    Professional and consulting fees                  -       110,400
    Royalties                                         -        26,621
    Depreciation and amortization               583,275       362,389
                                            --------------------------
  Total operating expenses                    2,559,585     1,724,784
                                            --------------------------

OPERATING LOSS                               (1,819,838)   (1,033,162)
                                            --------------------------

OTHER (INCOME) AND EXPENSES
    Interest expense                             77,906       200,102
    Other income                                (49,139)       (9,402)
    Loss on disposal of assets                        -        25,016
                                            --------------------------
  Total other expense                            28,767       215,716
                                            --------------------------

      NET LOSS                               (1,848,605)   (1,248,878)
                                            ==========================

NET LOSS PER SHARE:
  Basic:                                    $     (0.03)  $     (0.03)
                                            ==========================

  Diluted:                                  $     (0.03)  $     (0.03)
                                            ==========================

Weighted Average Common Shares Outstanding
  Basic                                      58,090,470    49,812,487
                                            ==========================
  Diluted                                    58,090,470    49,812,487
                                            ==========================

       See the accompanying notes to these unaudited financial statements.

                                   MEDCOM USA, INC.
                          STATEMENT OF CASH FLOWS (UNAUDITED)
                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


                                                                2005          2004
                                                            ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss)                                                $(1,848,605)  $(1,248,878)
  Adjustments to reconcile net income to net cash
    (used in) operating activities:
  Depreciation and amortization                                 583,275       362,389
  Issuance of common stock as compensation for services         698,505        96,400
  Loss on disposal of assets                                          -        25,016
  Changes in assets and liabilities:
    Trade accounts receivable                                   (23,327)     (193,034)
    Inventories                                                       -       112,109
    Prepaid and other current assets                            (27,641)       17,649
    Other assets                                                      -       (70,000)
    Accounts payable and accrued liabilities                   (404,096)       35,115
    Deferred revenue                                           (332,392)     (286,403)
                                                            ------------  ------------
    Net cash (used) in operating activities:                 (1,354,280)   (1,149,637)
                                                            ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property & equipment                                   -      (116,187)
  Net repayments of advances to affiliate                             -       635,599
                                                            ------------  ------------
    Net cash (used) and provided by investing activities:             -       519,412
                                                            ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments on capital leases                       (365,700)     (359,684)
  Net repayments of (advances) to Affiliate                    (411,634)
  Proceeds from sale of common stock                            879,749       623,450
  Proceeds from leasing transaction                           1,355,215       361,032
                                                            ------------  ------------
    Net cash provided by financing activities                 1,457,630       624,798
                                                            ------------  ------------

INCREASE (DECREASE) IN CASH                                     103,350        (5,427)
CASH, BEGINNING OF PERIOD                                        10,207        86,621
                                                            ------------  ------------
CASH, END OF PERIOD                                         $   113,556   $    81,194
                                                            ============  ============

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                               $    77,000   $   212,582
                                                            ============  ============
Income taxes paid                                                     -             -
                                                            ============  ============

Terminals capitalized under sales/leaseback transactions    $         -   $   334,671
                                                            ============  ============
Terminals returned and placed back into inventory at net
      capitalized cost                                      $         -   $    55,625
                                                            ============  ============

       See the accompanying notes to these unaudited financial statements

MEDCOM USA, INC.
NOTES TO FINANCIAL STATEMENTS PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements represent the financial position of MedCom USA, Inc. ("Company") as of September 30, 2005 and includes results of operations of the Company for the three months ended September 30, 2005 and 2004 and cash flows for the three months ended September 30, 2005 and 2004. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments to these unaudited financial statements necessary for a fair presentation of the results for the interim period presented have been made. The results for the three months ended September 30, 2005 and 2004 may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended June 30, 2005, including specifically the financial statements and notes to such financial statements contained therein.

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

Concentration of Credit Risk
----------------------------

The Company maintains its operating cash balances in banks in Islandia, New York, and in Scottsdale, Arizona. The Federal Depository Insurance Corporation
(FDIC) insures accounts at each institution up to $100,000. The Company has entered into agreements with Tesia-PCI. The agreements entered into by and between the Company and Tesia-PCI represents of a major customer of the Company.

Inventories
-----------

For the period ending September 30, 2004, inventories were carried at the lower of cost or market on a first-in first-out basis. The Company purchases hardware from its supplier and records inventory at its original cost. Inventory terminals are at times returned by customers, and if these units have been sold and repurchased under sale-leaseback transactions, the Company records the returned inventory units at the amortized capitalized cost under the sale-leaseback arrangements. The capitalized costs under the sale-leaseback transactions are substantially greater than the original purchase price from the supplier. Due technological changes terminal are no longer an integral component in the generation of revenue. Accordingly effective July 1, 2005 terminals are expensed rather than capitalized as inventory terminals that have a nominal individual value. For the period ending September 30, 2005 the Company adopted a new method of accounting and no longer carries inventory "See Revenue Recognition"

Property and Equipment
----------------------

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

     Property & Equipment       825,651.64
     Accumulated Depreciation  (439,990.02)
                               ------------
     Net Property & Equipment   385,661.62

Assets Held under Capital Leases
--------------------------------

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease. Effective July 1, 2005, the Company has adopted a new method of accounting and will discontinue the capitalization of terminal Assets. (See "Revenue Recognition")

Amortization of Leasehold Improvements
--------------------------------------

Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. All leasehold improvements have been fully amortized as of September 30, 2005.

Revenue Recognition
-------------------

The Company recognized income on monthly service and transaction fees it charges to customers in the month in which the service is provided. Prior to July 1, 2005, income on sale-leaseback transactions is deferred and recognized over the term of the leaseback. Management has determined that the sale-leaseback transactions are capital leases.

The terminals are capitalized at the value determined by the lessor on the basis of the cash flow under the terms of the sale and service agreements with the customers are as follows.

Terminal Assets            6,197,320.00
Accumulated Amortization  (3,366,378.48)
                          --------------
     Net Terminal Assets   2,830,941.52

The Company has since upgraded its technology to address its core revenue model that is the sale of medical software. In recognition of the change in revenue generation the Company has adopted a new accounting method effective July 1, 2005, in accordance with SOP 97-2 and EITF 00-21, which they believe better matches revenue and expenses.

SOP 97-2 applies to all entities that license, sell, lease, or market computer software. It also applies to "hosting" arrangements in which the customer has the option to take possession of the software. Hosting arrangements occur when end users do not take possession of the software but rather the software resides on the vendor's or a third party's hardware, and the customer accesses and uses the software on an as-needed basis over the Internet or some other connection. It does not, however, apply to revenue earned on products containing software incidental to the product as a whole or to hosting arrangements that do not give the customer the option of taking possession of the software.

SOP 97-2 provides that revenue should be recognized in accordance with contract accounting when the arrangement requires significant production, modification, or customization of the software. When the arrangement does not entail such requirements, revenue should be recognized when persuasive evidence of an agreement exists, delivery has occurred, the vendor's price is fixed or determinable, and collectibility is probable.

The largest part of revenues stems from vendors' license fees associated with software. The Company has recognized revenue from license fees when the software was shipped to the customer. The amount and timing of revenue recognition is complicated, however, by multiple-element arrangements that provide for multiple software deliverables [e.g., software products, upgrades or enhancements, postcontract customer support (PCS), or other services]. In hosting arrangements that are within the scope of SOP 97-2, multiple elements might include specified or unspecified upgrade rights, in addition to the software product and the hosting service. The software provider often charges a single fee that must be allocated to the products delivered in the present and in the future.

In an arrangement with multiple deliverables, EITF 00-21 requires that the delivered items be considered a separate unit of accounting if the delivered items have value to the customer on a stand-alone basis, if there is objective and reliable evidence of the fair value of the undelivered items, and if the arrangement includes a general right of return for the delivered item, or if delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor. EITF 00-21 requires allocation of the vendor's fee to the various elements based on each element's stand-alone value.

In general, both SOP 97-2 and EITF 00-21 require allocating revenue to all of the elements of a multiple-deliverable arrangement using the relative fair value method, where objective and reliable evidence of fair value is present for all the products contained in the group.

Management has established Vendor-Specific Objective Evidence ("VSOE") for access fee, equipment, provider enrollment fee, EDI connectivity fee, Payer/Provider fee, benefit verification fee, referral transfer fee, service authorization fee, claim status, training, support, program upgrades, carrier editions, and customized reports. Revenue is accordingly allocated and recognized based on the value of deliverables.

Income Taxes
------------

Management evaluates the probability of the utilization of the deferred income tax assets. The Company has estimated a $23,652,000 deferred income tax asset at September 30, 2005. Of that amount, $20,281,000 related to net operating loss carry-forwards at September 30, 2005. Management determined that because the Company has not yet generated taxable income it was not appropriate to recognize a deferred income tax asset related to the net operating loss carry-forward. Therefore, a fully deferred income tax asset is offset by an equal valuation allowance.

If the Company begins to generate taxable income, management may determine that all of the deferred income tax asset may be recognized. Recognition of the asset could increase after tax income in the future. Federal Net operating loss carryforwards of $51,189,000 expire from 2011 to 2023. State net operating loss carryforwards of $29,603,000 expire from 2005 to 2008. During the year ended June 30, 2005, the Company reduced the deferred income tax asset related to net operating loss carryforwards by $3,484,000 resulting from the expiration of such carryforwards. The future utilization of the net operating losses is uncertain. The valuation allowance on the deferred income tax asset was decreased by $1,648,702 in the year ended June 30, 2005, resulting primarily to the expiration of net operating loss carryforwards.

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

Intangible Assets
-----------------

Goodwill was recognized in the Company's acquisition of Medcard. Since that time, the Company has divested of all other business segments. Management had impaired the assets in total since there was not sufficient evidence that the Company will generate operating income and operating cash flows. The technology of the company has changed that the asset no longer has value.

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

2.   Subscriptions Receivable

The Company is obligated to issue shares of its common stock for those that have subscribed for stock, however final payment has not been received. As of September 30, 2005, the amount of subscribed stock is $20,000 and is shown as "Subscriptions Receivable" in the Company's Balance Sheet.

3.   Common Stock Transactions

During the three months ended September 30, 2005, the Company issued 1,156,999 shares of common stock for net cash proceeds of $591,750. Additionally, the Company granted 167,040 common shares as consideration for services. The Company issued 12,997 shares of common stock for the exercise of cashless warrants granted in a prior private placement. The Company issued 518,468 common stock in consideration of services and compensation.

There were no options granted in the end of the period of September 30, 2005 and all options previously granted have been fully vested and therefore there is no pro forma effects for the year ended Common stock warrants issued in the year ended September 30, 2005 consist of the following:

                         Number     Exercise
                           of        Price
                        Warrants    ---------
                    --------------
                           628,991  $    4.00
                           678,400  $    1.00
                           390,400  $    2.75
                            94,400  $    3.00
                           148,999  $    4.00
                            20,000  $    4.50
                    --------------
                         1,961,190
                    ==============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This portion of this Quarterly Report on Form 10-Q, includes statements that constitute "forward-looking statements." These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Quarterly Report include, but are not limited to our ability to manage growth, involvement in litigation, competition in the health electronic transaction processing, ongoing contractual relationships, dependence upon key personnel, changes in customer demand for product and services, and the adoption of new, or changes in, accounting policies, practices and estimates and the application of such policies, practices, and estimates, and federal and state governmental regulation, specifically in the areas of electronic transaction processing in the health care industries.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled "Risk Factors" in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2005, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

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

The Company changed its name to MedCom USA, Inc. in October 1999. During the fiscal years of 1999 and continuing through 2000, the Company directed its efforts in medical information processing. As of September 30, 2005, the Company currently operates the Medcard System (Medcard) that is deployed through a point-of-sale terminal or personal computer offering electronic transaction processing, as well as insurance eligibility verification. The Company has aggressively focused on its primary operations in Electronic Data Interchange
(EDI) and core business in electronic Medical Transaction Processing.

MEDICAL TRANSACTION PROCESSING
------------------------------

MEDCARD SYSTEM

The Company provides innovative technology-based solutions for the healthcare industries that enable users to efficiently collect, use, analyze and disseminate data from payers, health care providers and patients. The Medcard System currently operates through a point-of-sale terminal or a personal computer. The point-of-sale terminals are purchased from Hypercom Corporation (Hypercom). The Medcard System also operates a PC version and an on-line version. The Company is in the process of assessing the feasibility of offering a service bundled package that would have the capability of processing unlimited claims and eligibility verification for monthly service fees.

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

PATENT

The Company has the ability to market and sell licensing opportunities for the MedCom proprietary patented technology for Activating Phone card and Gift Card at retail. The patent covers the technology and process for taking a card with magnetic strip or other data capture mechanism and activating the card by downloading a determined monetary value onto the card for use at a later date for different types of transactions. This process can be utilized for prepaid phone cards, gift cards, and affinity cards. New View Technologies, which was acquired by MedCom USA, developed the patent and all patents were assigned.

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

PROCESSING TERMINAL LEASING AGREEMENTS

The Company has entered into leasing agreements for the purpose of leasing contracts. The Company has pledged and granted for collateral in connection with the lease agreements one million restricted common shares. These common shares would be surrendered upon default of the leasing agreements. This pledge and granting of security interest was executed on January 2002.

The Company has arranged its terms with this credit facility as an equipment lessor whereby the Company sells terminals to the lessor when it has obtained a service contract with a provider. Under these agreements, the Company is leasing back the processing terminals from the lessor and in turn leases them to the purchaser for a period of 48 to 60 months however; the customer may terminate the agreement after 12 months. The Company is accounting for the transactions as sale-leasebacks. The leases with the customers are inclusive with the monthly service contracts and are effectively accounted for as operating leases. Gains on terminal sales under sale-leaseback transactions are deferred and are being amortized to income in proportion to amortization of the assets, generally over the term of the lease with the credit facility generally for a period of 48 to 60 months. At September 30, 2005, the remaining deferred revenue of $2,282,040 in the Company's Balance Sheet. For the three months ended September 30, 2005, the total interest expense incurred by the Company under these leases was $77,906.

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

The Company has adopted a new method of accounting and revenue recognition in accordance with SOP 97-2 and EITF 00-21 (See "Revenue Recognition")

ADDITIONAL INFORMATION

Medcom files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission's Internet site at www.sec.gov.
-----------

RESULTS OF OPERATIONS

Revenues for the quarter ended September 30, 2005 increased to $2,108,330 as compared to the quarter ended September 30, 2004 of $871,472. This increase in revenue is directly the result of changes in the Company's strategic direction in core operations. The Company continues to aggressively pursue and devote its resources and focus its direction in electronic transaction processing. The increase in income relates to the implementation of the change in accounting method that was adopted a new method accounting. The prior accounting method was in accordance of SAFS 13 implementation of the sale lease back method. The company adopted and accounting method in accordance with SOP 97-2 and EITF 00-21 which applies to entities that sell computer software.

Cost of sales for the quarter ended September 30, 2005 increased to $1,368,583 as compared to quarter ended September 30, 2004 of $179,850. Increase in the volume of sales has directly increased the volume of transaction processing and as a result has increased the total costs of processing transactions. The company adopted a method of accounting that provided a better matching of income and expenses and is in accordance to SOP 97-2 and EITF 00-21. The company in the past generated sales for the sale of medical terminal and the company developed proprietary software that can be sold through a portal system which rendered the medical terminals sales not the core revenue model for the Company.

General and administrative expenses for quarter ended September 30, 2005 increased to $1,834,977 as compared to quarter ended September 30, 2004 of $933,075. This increase is attributed to the Company's hiring of additional employees as growth has occurred in the area of providing technical support for our products and services in relation to increases in sales. The Company issued stock for services in the amount of $591,000 which increased the overall General and Administrative expenses. The Company also combined professional fees with general and administrative expenses to better report financial position.

Selling expenses for the quarter ended September 30, 2005 decreased to $141,332 as compared to quarter ended September 30, 2004 of $141,332. This decrease is primarily the result of the decrease in marketing efforts and includes commissions paid to external sales personnel to market the Company's products and services. The Company has begun a campaign to increase internal sales force in 5 separate states to maintain the integrity of the product proprietary technology. The Company's increases in General and Administrative costs reflect this new Corporate Campaign.

Interest expense for the quarter ended September 30, 2005 decreased to $77,906 as compared to September 30, 2004 of $200,102. This decrease is a result of payments made and interest income recognized from the note receivable made to the affiliate. Further the Company has been accelerating payments to Ladco one of its financing arrangement. The payments to Ladco represent a high interest rate and it has been a Company initiative to reduce the Ladco debt. Interest Income for the quarter ended September 30, 2005 increased to $49,139 as compared to September 30, 2004 of $9,402. The increase in interest income is a result of the implementation of the new accounting method that better considers interest earned on the lease contracts in accordance with SOP 97-2 and EITF 00-21.

Depreciation and Amortization for the quarter ended September 30, 2005 increased to $583,275 as compared to September 30, 2004 of $362,389. This increase is a result of accelerated depreciation of terminal assets. The accelerated retirement of those assets is a result of the change in accounting method that better reflects the change in company revenue generation model.

No tax benefit was recorded on the expected operating loss for the quarter ended September 30, 2005 as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. For the quarter ended we do not expect to realize a deferred tax asset and it is uncertain, therefore we have provided a 100% valuation of the tax benefit and assets until we are certain to experience net profits in the future to fully realize the tax benefit and tax assets.

Net loss for the quarter ended September 30, 2005 was ($1,848,605) compared net loss for the quarter ended September 30, 2004 of ($1,248,878).

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the three months ended September 30, 2005, was ($1,354,280) as compared to cash used in operating activities for the three months ended September 30, 2004 of ($1,149,637). Overall sales have increased in the areas of direct sales along with sales-leaseback transactions. The increase in cash used in operating activities was a result in the change in accounting method to better match income and expenses and further related to the decrease in accounts payables and decrease in deferred revenue.

Cash used for investing activities for the three months ended September 30, 2004 was $519,412. There has been terminal equipment that has been transacted as sales-leaseback transactions and terminal software upgrade expenses that have been incurred.

Cash provided by financing activities was $1,457,630 for the three months ended September 30, 2005 compared to cash provided by financing activities for the three months ended September 30, 2004 of $624,798. The Company has increased the amount of transacted sales in connection with its terminal equipment though direct sales, and as a result has decreased sales and the related financing through its credit facility. The Company increased proceeds from capital leases by $1,355,215, collected $879,749 in proceeds from the sale of common stock and repaid capital leases facilities by $365,700. The Company repaid its affiliate $411,634.

SOURCES OF CAPITAL

The Company has secured an arrangement with a third party leasing company to provide funds upon the execution of a rental and service agreement with a customer. Generally, the health care provider customer will enter into an agreement with the Company to rent a terminal and subscribe to the transaction processing and insurance verification service. At that time, the Company will sell the terminal associated with the service contract to the lessor and then leaseback that terminal. The leasing transactions provide for funding to the Company to cover its cost of the terminal, placement of the terminal with the customer and a profit margin. The Company is generally required to pay the lease rentals to the lessor from 48 to 60 months. The source of funds for those repayments is the rental payments from the health care provider customer. The Sources of Capital come from the companies of Ladco and Leeco who is our main provider of financing for the Company.

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

Management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded, as a representation that the future events, plans, or expectations contemplated will be achieved. The Company undertakes no obligation to publicly update, review, or revise any forward-looking statements to reflect any change in expectations or any change in events, conditions, or circumstances on which any such statements are based. Our filings with the Securities Exchange Commission, including the Form 10-KSB, and may be accessed at the SEC's web site, www.sec.gov.
                       ------------

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Medcom is involved in various legal proceedings and claims as described in our Form 10-KSB for the year ended June 30, 2005. No material developments occurred in any of these proceedings during the quarter ended September 30, 2005. The costs and results associated with these legal proceedings could be significant and could affect the results of future operations.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our principal executive officer included a review of the controls' objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including our chief executive officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation as of the end of the period covered by this Form 10-Q, and subject to the inherent limitations all as described above, our principal executive officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report. They are not aware of any significant changes in our disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. During the period covered by this Form 10-Q, there have not been any changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

Changes in Registrant's Certifying Accountant.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.