Form 10QSB
period 2005-12-31
MEDCOM USA INC
filed 2006-02-14
CIK 907127

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

                For the quarterly period ended December 31, 2005.

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

Yes  [X]     No  [_]

     The number of shares of the issuer's common equity outstanding as of February 7, 2006 was 61,306,436 shares of common stock.

     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes  [_]     No  [X]

================================================================================

                                 MEDCOM USA, INC.
                            INDEX TO FORM 10-QSB FILING
               FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2005

                                 TABLE OF CONTENTS

                                      PART I
                               FINANCIAL INFORMATION                        PAGE
Item 1.  Financial Statements
               Balance Sheet
                     As of December 31, 2005. . . . . . . . . . . . . . .        3
               Statements of Operations
                     For the Three and Six Months Ended December 31, 2005
                     and 2004 . . . . . . . . . . . . . . . . . . . . . .        4
               Statements of Cash Flows
                     For the Six Months Ended December 31, 2005
                     and 2004 . . . . . . . . . . . . . . . . . . . . . .        5

               Notes to the Financial Statements. . . . . . . . . . . . .   6 - 10

Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations. . . . . . . . . . . . . . . . . . .  10 - 17


                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .       17

Item 3.  Control and Procedures.. . . . . . . . . . . . . . . . . . . . .       17

Item 6.  Exhibits and Reports on Form 8-K

CERTIFICATIONS

         Exhibit 31 - Management Certification. . . . . . . . . . . . . .       19

         Exhibit 32 - Sarbanes-Oxley Act. . . . . . . . . . . . . . . . .       20

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                  MEDCOM USA, INC.
                              BALANCE SHEET (UNAUDITED)
                               AS OF DECEMBER 31, 2005


ASSETS:
CURRENT ASSETS
  Cash                                                                 $     40,815
  Licensing Contracts - ST                                                1,262,291
  Prepaid expenses and other current assets                                 182,333
                                                                       -------------
    Total current assets                                                  1,485,440

PROCESSING TERMINALS, net                                                 2,080,942
PROPERTY AND EQUIPMENT, net                                                 259,141

  Licensing Contracts - LT                                                1,723,049
                                                                       -------------
    TOTAL ASSETS                                                       $  5,548,572
                                                                       =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Accounts payable                                                     $    246,980
  Accrued expenses and other liabilities                                    371,557
  Dividend payable                                                           23,750
  Notes from Affiliates                                                     702,108
  Deferred revenue - current portion                                      1,252,701
  Licensing obligations - current portion                                 2,919,468
                                                                       -------------
    Total current liabilities                                             5,516,564

LICENSING OBLIGATIONS - long-term portion                                 3,184,604
  DEFERRED REVENUE                                                        2,517,411
                                                                       -------------
    Total liabilities                                                    11,218,579
                                                                       -------------

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, Series A $.001par value, 52,900 shares
    designated, 4,250 issued and outstanding                                      4
  Convertible preferred stock, Series D $.01par value, 50,000 shares
    designated, 2,850 issued and outstanding                                     29
  Common stock, $.0001 par value, 80,000,000 shares authorized,
    61,306,436 issued and 59,077,105 outstanding                              9,409
  Treasury stock                                                            (37,397)
  Paid in capital                                                        77,701,978
  Accumulated deficit                                                   (83,344,030)
                                                                       -------------
    Total stockholders' equity                                           (5,670,007)
                                                                       -------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  5,548,572
                                                                       =============


       See the accompanying notes to these unaudited financial statements.

                                         MEDCOM USA, INC.
                                STATEMENT OF OPERATIONS (UNAUDITED)
                   FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004

                                                Three Months Ended           Six Months Ended
                                                2005          2004          2005          2004
                                            --------------------------  --------------------------
REVENUES:
    Terminal sales                          $    36,834   $   203,221   $   133,438   $   359,587
    Service                                     914,688       282,600       631,527       715,598
    Licensing Fees                            1,067,216       292,656     3,362,103       579,059
                                            --------------------------  --------------------------
                                              2,018,738       778,477     4,127,068     1,654,244

COST OF DELIVERABLES:                           936,805        35,912     2,305,388       215,762
                                            --------------------------  --------------------------
  GROSS PROFIT                                1,081,933       742,565     1,821,680     1,438,482
                                            --------------------------  --------------------------

OPERATING EXPENSES:
    General and administrative                1,141,769     1,004,492     2,976,747     1,918,873
    Sales and marketing                         144,902        48,151       286,235       339,344
    Professional and consulting fees                  -       499,508             -       629,908
    Royalties                                         -        18,956             -        45,578
    Depreciation and amortization               758,824       383,552     1,342,100       745,941
                                            --------------------------  --------------------------
  Total operating expenses                    2,045,496     1,954,659     4,605,081     3,679,644
                                            --------------------------  --------------------------

OPERATING LOSS                                 (963,563)   (1,212,094)   (2,783,402)   (2,241,162)
                                            --------------------------  --------------------------

OTHER (INCOME) AND EXPENSES
    Interest expense                            187,484       241,416       265,391       441,518
    Interest Income                            (225,211)       (3,027)     (274,350)      (12,428)
    Loss on disposal of assets                        -                           -        25,016
                                            --------------------------  --------------------------
  Total other expense                           (37,727)      238,389        (8,960)      454,106
                                            --------------------------  --------------------------

      NET LOSS                                 (925,837)   (1,450,483)   (2,774,442)   (2,695,268)
                                            --------------------------  --------------------------

NET LOSS PER SHARE:
  Basic:                                    $     (0.02)  $     (0.03)  $     (0.05)  $     (0.05)
                                            ==========================  ==========================

  Diluted:                                  $     (0.02)  $     (0.03)  $     (0.05)  $     (0.05)
                                            ==========================  ==========================

Weighted Average Common Shares Outstanding
    Basic                                    59,077,105    51,930,710    58,090,470    50,871,598
                                            ==========================  ==========================
    Diluted                                  59,077,105    51,930,710    58,090,470    50,871,598
                                            ==========================  ==========================


       See the accompanying notes to these unaudited financial statements.

                                     MEDCOM USA, INC.
                            STATEMENT OF CASH FLOWS (UNAUDITED)
                    FOR THE SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004

                                                                    2005          2004
                                                                ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss)                                                    $(2,774,442)  $(2,695,268)
  Adjustments to reconcile net income to net cash
    (used in) operating activities:
  Depreciation and amortization                                   1,342,099       745,941
  Issuance of common stock as compensation for services           1,078,505       576,400
  Loss on disposal of assets                                              -        25,016
  Changes in assets and liabilities:
    Licensing and Leasing Contracts                                (552,005)     (205,028)
    Inventories                                                           -        80,656
    Prepaid and other current assets                               (135,007)       13,861
    Other assets                                                          -       (59,000)
    Accounts payable and accrued liabilities                       (728,195)     (131,905)
    Deferred revenue                                             (1,043,609)     (579,058)
                                                                ------------  ------------
    Net cash (used) in operating activities:                     (2,812,654)   (2,228,385)
                                                                ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property & equipment                                       -      (277,452)
  Net repayments of advances to affiliate                                 -     1,237,572
                                                                ------------  ------------
        Net cash (used) and provided by investing activities:             -       960,120
                                                                ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments on capital leases                           (595,090)     (747,937)
  Net repayments of (advances) to Affiliate                         (32,634)
  Proceeds from sale of common stock                              1,239,749     1,442,700
  Proceeds from licensing and leasing transaction                 2,231,237       722,070
                                                                ------------  ------------
        Net cash provided by financing activities                 2,843,262     1,416,833
                                                                ------------  ------------

INCREASE (DECREASE) IN CASH                                          30,608       148,568
CASH, BEGINNING OF PERIOD                                            10,207        86,621
                                                                ------------  ------------
CASH, END OF PERIOD                                             $    40,815   $   235,189
                                                                ============  ============

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                                   $   139,378   $   212,582
                                                                ============  ============
Income taxes paid                                                         -             -
                                                                ============  ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Terminals capitalized under sales/leaseback transactions        $         -   $   765,745
                                                                ============  ============
Terminals returned and placed back into inventory at net
        capitalized cost                                        $         -   $   318,602
                                                                ============  ============


       See the accompanying notes to these unaudited financial statements

MEDCOM USA, INC.
NOTES TO FINANCIAL STATEMENTS PERIODS ENDED DECEMBER 31, 2005 AND 2004

1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements represent the financial position of MedCom USA, Inc. ("Company") as of December 31, 2005 and includes results of operations of the Company for the three and six months ended December 31, 2005 and 2004 and cash flows for the three and six months ended December 31, 2005 and 2004. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments to these unaudited financial statements necessary for a fair presentation of the results for the interim period presented have been made. The results for the three and six months ended December 31, 2005 and 2004 may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended June 30, 2005, including specifically the financial statements and notes to such financial statements contained therein.

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

Concentration of Credit Risk
----------------------------

The Company maintains its operating cash balances in banks in Islandia, New York, and in Scottsdale, Arizona. The Federal Depository Insurance Corporation
(FDIC) insures accounts at each institution up to $100,000. The Company has entered into agreements with Tesia-PCI. The agreements entered into by and between the Company and Tesia-PCI represents of a major customer of the Company. The Company realized $1,156,000 from Tesia-PCI during the period presented.

Inventories
-----------

For the period ending December 31, 2004, inventories were carried at the lower of cost or market on a first-in first-out basis. The Company purchases hardware from its supplier and records inventory at its original cost. Inventory terminals are at times returned by customers, and if these units have been sold and repurchased , the Company recorded the returned inventory units at the amortized capitalized cost under the sale-leaseback arrangements. The capitalized costs under the sale-leaseback transactions are substantially greater than the original purchase price from the supplier. Due to technological changes terminal are no longer considered an integral component in the generation of revenue. Accordingly effective July 1, 2005 terminals are expensed rather than capitalized as inventory terminals that have a nominal individual value. For the period ending July 1, 2005 the Company adopted a new method of accounting and no longer carries inventory as its method of accounting. "See Revenue Recognition"

Property and Equipment
----------------------

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

     Property & Equipment            865,651
     Accumulated Depreciation       (606,510)
                                    ---------
     Net Property & Equipment        259,141

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

Amortization of Leasehold Improvements
--------------------------------------

Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. All leasehold improvements have been fully amortized as of December 31, 2005.

Revenue Recognition
-------------------

The Company recognized income on monthly service and transaction fees it charges to customers in the month in which the service is provided. Income on sale-leaseback transactions, prior to July 1, 2005, is deferred and recognized over the term of the leaseback. Management has determined that the sale-leaseback transactions are capital leases.

The terminals were capitalized at the value determined by the lessor on the basis of the cash flow under the terms of the sale and service agreements with the customers are as follows.

Terminal Assets                 6,197,320
Accumulated Amortization       (4,116,378)
                               -----------
      Net Terminal Assets       2,080,942

The Company has since upgraded its technology to address its core revenue model that is the sale of medical software. In recognition of the changes in technology and certain modifications to its licensing agreements the Company has adopted a new accounting method effective July 1, 2005, in accordance with SOP 97-2 and EITF

00-21, which they believe better matches revenue and expenses. SOP 97-2 applies to all entities that license, sell, lease, or market computer software. It also applies to "hosting" arrangements in which the customer has the option to take possession of the software. Hosting arrangements occur when end users do not take possession of the software but rather the software resides on the vendor's or a third party's hardware, and the customer accesses and uses the software on an as-needed basis over the Internet or some other connection. It does not, however, apply to revenue earned on products containing software incidental to the product as a whole or to hosting arrangements that do not give the customer the option of taking possession of the software.

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

Management has established Vendor-Specific Objective Evidence ("VSOE") for access fee, equipment, provider enrollment fee, EDI connectivity fee, Payer/Provider fee, benefit verification fee, referral transfer fee, service authorization fee, claim status, training, support, program upgrades, carrier editions, and customized reports. Revenue is accordingly allocated and recognized based on the value of deliverables. VSOE relates the method of accounting under SOP 97-2 and EITF 00-21.

Income Taxes
------------

Management evaluates the probability of the utilization of the deferred income tax assets. The Company has estimated a $23,652,000 deferred income tax asset at December 31, 2005. Of that amount, $21,206,836 related to net operating loss carry-forwards at December 31, 2005. Management determined that because the Company has not yet generated taxable income it was not appropriate to recognize a deferred income tax asset related to the net operating loss carry-forward. Therefore, a fully deferred income tax asset is offset by an equal valuation allowance.

If the Company begins to generate taxable income, management may determine that all of the deferred income tax asset may be recognized. Recognition of the asset could increase after tax income in the future. Federal Net operating loss carryforwards of $51,189,000 expire from 2011 to 2023. State net operating loss carryforwards of $29,603,000 expire from 2005 to 2008. During the year ended June 30, 2005, the Company reduced the state portion of the deferred income tax asset related to net operating loss carryforwards by $3,484,000 resulting from the expiration of such carryforwards. The future utilization of the net operating losses is uncertain. The valuation allowance on the deferred income tax asset was decreased by $1,648,702 in the year ended June 30, 2005, resulting primarily to the expiration of state net operating loss carryforwards.

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

Intangible Assets
-----------------

During the period of quarter ended 2004, goodwill was recognized in the Company's acquisition of MedCom. Since that time, the Company has divested of all other business segments. Management had impaired the assets in total since there was not sufficient evidence that the Company will generate operating income and operating cash flows. The technology of the company has changed that the asset no longer has value.

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

2.   Common Stock Transactions

During the quarter ended December 31, 2005, the Company issued 950,000 shares of common stock for net cash proceeds of $380,000. Additionally, the Company granted 811,500 common shares as consideration for services and compensation.

There were no options granted in the end of the period of December 31, 2005 and all options previously granted have been fully vested and therefore there is no pro forma effects for the year ended Common stock warrants issued in the quarter ended December 31, 2005 consist of the following:

                          Number           Exercise         Expiration
                            of              Price               of
                         Warrants         ---------          Warrants
                         ---------                          ----------
                           628,991        $    4.00         6/30/2006
                           678,400        $    1.00         6/30/2007
                           390,400        $    2.75         6/30/2007
                            94,400        $    3.00         6/30/2008
                           148,999        $    4.00         7/30/2008
                            20,000        $    4.50         9/30/2008
                         ---------
                         1,961,190
                         =========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This portion of this Quarterly Report on Form 10-QSB, includes statements that constitute "forward-looking statements." These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Quarterly Report include, but are not limited to our ability to manage growth, involvement in litigation, competition in the health electronic transaction processing, ongoing contractual relationships, dependence upon key personnel, changes in customer demand for product and services, and the adoption of new, or changes in, accounting policies, practices and estimates and the application of such policies, practices, and estimates, and federal and state governmental regulation, specifically in the areas of electronic transaction processing in the health care industries.

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

The Company changed its name to MedCom USA, Inc. in October 1999. During the fiscal years of 1999 and continuing through 2000, the Company directed its efforts in medical information processing. As of December 31, 2005, the Company currently operates the MedCom System (MedCom) that is deployed through a point-of-sale terminal or personal computer offering electronic transaction processing, as well as insurance eligibility verification. The Company has aggressively focused on its primary operations in Electronic Data Interchange
(EDI) and core business in electronic Medical Transaction Processing.

MEDICAL TRANSACTION PROCESSING
------------------------------

MEDCOM SYSTEM

The Company provides innovative technology-based solutions for the healthcare industries that enable users to efficiently collect, use, analyze and disseminate data from payers, health care providers and patients. The MedCom System currently operates through a point-of-sale terminal or a personal computer. The point-of-sale terminals are purchased from Hypercom Corporation (Hypercom). The MedCom System also operates a PC version and an on-line version. The Company is in the process of assessing the feasibility of offering a service bundled package that would have the capability of processing unlimited claims and eligibility verification for monthly service fees.

The Company has developed a "portal" system that encourages customers to process their medical claims through an online portal. Many customers purchase the terminal for the front office and the portal system for the back office to take advantage of the ease of both products.

FINANCIAL SERVICES

The Company's credit card center and check services, provides the healthcare industry a combination of services designed to improve collection and approvals of credit/debit card payments along with the added benefit and convenience of personal check guarantee from financial institutions.

Flex-pay is an accounts receivable management program that allows a provider to swipe a patient's credit card and store the patient's signature in the terminals, and bill the patient's card at a later date when it is determined what services rendered were not covered by the patient's insurance. Also, an easy-pay option is offered which allows patient's the added benefit and convenience of a one-time payment option or a recurring installment payments that will be processed on a specified date determined by the provider and patient. These options insure providers that payments are timely processed with the features of electronic accounts receivable management. These services are all deployed thorough point-of-sale terminals or a personal computer. Using the MedCom system, medical providers are relieved of many of the problems associated with billings and account management, and results in lower administrative documentation and costs.

PATIENT ELIGIBILITY

The MedCom System is also an electronic processing system that consolidates insurance eligibility verification, processes medical claims, and monitors referrals. The MedCom System allows a patient's primary care physician to request approval from the patient's insurance carrier or managed care plan for a referral to a secondary physician or specialist. The secondary physician or specialist can use the MedCom system to verify referrals are approved by the patient's insurance carrier. The MedCom system's referral capabilities reduce documentation and administrative costs which results in increased productivity and greater patient information for the specialist, as well as a written record of the referral authorization.

The MedCom System can record and track encounters between patients and health care providers for performance evaluation and maintenance of records. After examining a patient the physician enters a patient's name, procedure code and diagnostic code at a nearby terminal. This information is then uploaded to MedCom's computer network, processed and transmitted back to the provider formatted in both summary and/or detailed reports, and as a result healthcare providers' reimbursements are accelerated and account receivables are reduced. The average time it takes the healthcare providers to collect payments from insurance carriers and plans decreases from an average of 89 days to 7-21 days. Health care providers will benefit from a 100% paperless claim processing system.

As of June 30, 2005 the MedCom system was able to retrieve on-line eligibility and authorization information from approximately 450 medical insurance companies and plans. Included in this group is the newly activated Medicare Part A & B eligibility for all 50 states. This gives us access to over 42 million lives. The system also electronically processes and submits claims for its healthcare providers to over 1,700 companies. These insurance providers include CIGNA, Prudential, Oxford Health Plan, United Health Plans, Blue Cross, Medicaid, Aetna, Blue Cross/Blue Shield, and Prudential.

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

COMPETITION

Competing health insurance claims processing and/or benefit verification systems include WebMD (HLTH), NDCHealth (NDC), and Per-se Technologies (PSTI). There are similar companies that compete with the Company with respect to its financial transaction processing services performed by the MedCom system. These companies compete with the Company directly or to some degree. Many of these competitors are better capitalized than the Company, and maintain a significant market share in their respective industries.

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

MARKETING STRATEGY

MedCom's marketing plan is built around a strategy of expanding its sales capacity by using experienced external Independent Sales Organizations (ISO) and putting less reliance on an internal sales force. MedCom has set-up these Independent Sales Organizations (ISOs) to market and distribute the MedCom System throughout the U.S. In addition to regional ISOs which represent approximately 100+ sales people, the Company has signed an agreement with Abanoc International and is in the midst of training 200+ sales people in 15 cities around the country. Initial sales have already begun to result from this relationship. Financial service companies comprise an important sales channel that views the healthcare industry as an important growth opportunity. Only 6% of all healthcare payments are made with a credit card today, although according to a recent survey 55% of all consumers would prefer to pay doctor and hospital visits by credit/debit card.

MedCom has been expanding its position with Hospitals. Working closely with Hospital consultants and targeted seminars. The Company, with its new Online portal product and Medicare access, is becoming an increasingly valuable tool for the outpatient and faculty practice areas of hospitals. While the ISO groups focus on individual doctors, dentists and clinics, our hospital team is focusing on multiple unit sales opportunities with hospitals around the country.

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

The Company arranged its terms with this credit facility as an equipment lessor whereby the Company sold terminals to the lessor when it has obtained a service contract with a provider. Under these agreements, the Company leased back the processing terminals from the lessor and in turn leased them to the purchaser for a period of 48 to 60 months however; the customer could terminate the agreement after 12 months. The Company accounted for the transactions as sale-leasebacks. The leases with the customers are inclusive with the monthly service contracts and are effectively accounted for as operating leases. Gains on terminal sales under sale-leaseback transactions are deferred and are being amortized to income in proportion to amortization of the assets, generally over the term of the lease with the credit facility generally for a period of 48 to 60 months.

REVENUES

For the six months period ending December 31, 2005 and 2004 the Company licensed 1933 and 754 units respectively. During the prior periods very few customers terminated there agreements prior to the expiration of the underlying lease. Additionally, Effective July 1, 2005 the Company modified the licensing agreement to make them noncancellable for the term of the underlying licensing agreement. Accordingly, management believes that application of more appropriately the matching of revenues and cost of licenses entered into after July 1, 2005.

Revenues from the MedCom system are generated through the sale of terminals, and processing insurance eligibility/verification, insurance claims, and financial transaction processing. The Company receives a fixed amount per terminal, and also receives fees for each transaction processed through the MedCom System. Revenue sources include fees for financial transactions processed through the terminal, fees for collection of receivables if the Company provides billing services, fees associated with reimbursements made by insurance carriers for submitting claims that are processed electronically, fees for using the system's referral program and, fees for processing uploaded data. The Company also markets a complete billing service using the MedCom System for hospitals and large practice groups. The Company receives a percentage of the billing amount collected under these arrangements.

Due to changes in technology and certain modification to the licenses agreements, the Company has adopted a new method of accounting and revenue recognition in accordance with SOP 97-2 and EITF 00-21 (See "Revenue Recognition")

ADDITIONAL INFORMATION

MedCom files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission's Internet site at www.sec.gov.
-----------

RESULTS OF OPERATIONS

Revenues for the quarter ended December 31, 2005 increased to $2,018,738 as compared to the quarter ended December 31, 2004 of $778,477. This increase in revenue is directly the result of changes in the Company's strategic direction in core operations. The Company continues to aggressively pursue and devote its resources and focus its direction in electronic transaction processing. The increase in income relates to the implementation of the change in accounting method as discussed above and a direct increase in the number of units and portals licensed. The prior accounting method was in accordance of SAFS 13 implementation of the sale lease back method. The company adopted an accounting method in accordance with SOP 97-2 and EITF 00-21 which applies to entities that sell computer software.

Cost of deliverables for the quarter ended December 31, 2005 increased to $936,805 as compared to quarter ended December 31, 2004 of $35,912. Increase in the volume of sales has directly increased the volume of transaction processing and as a result has increased the total costs of processing transactions. The company adopted a method of accounting that provided a better matching of income and expenses and is in accordance to SOP 97-2 and EITF 00-21. In the past, the company generated revenues through licenses utilized the use of the medical terminal and related software. However while the development of proprietary software, the software can be utilized through a portal system which rendered the medical terminals sales no longer the core revenue model for the Company.

General and administrative expenses for quarter ended December 31, 2005 increased to $1,141,769 as compared to quarter ended December 31, 2004 of $1,004,492. This increase is attributed to the Company's hiring of additional employees as growth has occurred in the area of providing technical support for our products and services in relation to increases in sales. The Company issued stock for services in the amount of $324,000 which increased the overall General and Administrative expenses. The services rendered for the stock included software development, royalties expenses, and consulting services by vendors. Vendors that will accept stock for services reduces the burden of cash flow maintained. The Company also combined professional fees with general and administrative expenses to better report financial position.

Selling expenses for the quarter ended December 31, 2005 increased to $144,902 as compared to quarter ended December 31, 2004 of $48,151. This increase is primarily the result of the increase in marketing efforts and includes commissions paid to external sales personnel to market the Company's products and services. The Company has begun a campaign to increase internal sales force in 15 separate states to maintain the integrity of the product proprietary technology. The Company's increases in General and Administrative costs reflect this new corporate campaign.

Interest expense for the quarter ended December 31, 2005 decreased to $187,484 as compared to December 31, 2004 of $241,416. This decrease is a result of payments made and interest income recognized from the note receivable made to the affiliate. Further the Company has been accelerating payments to Ladco one of its financing arrangements. The payments to Ladco represent a high interest rate and it has been a Company initiative to reduce the Ladco debt.

Interest Income for the quarter ended December 31, 2005 increased to $225,211 as compared to December 31, 2004 of $3,027. The increase in interest income is a result of the implementation of the new accounting method that better considers interest earned on the licensing contracts in accordance with SOP 97-2 and EITF 00-21.

Depreciation and Amortization for the quarter ended December 31, 2005 increased to $758,824 as compared to December 31, 2004 of $383,552. This increase is a result of accelerated depreciation of terminal assets. The accelerated retirement of those assets is a result of the change in accounting method that better reflects the change in company revenue generation model.

No tax benefit was recorded on the expected operating loss for the quarter ended December 31, 2005 as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. For the quarter ended we do not expect to realize a deferred tax asset and it is uncertain, therefore we have provided a 100% valuation of the tax benefit and assets until we are certain to experience net profits in the future to fully realize the tax benefit and tax assets.

Net loss for the quarter ended December 31, 2005 was ($925,837) compared net loss for the quarter ended December 31, 2004 of ($1,450,483).

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the six months ended December 31, 2005, was ($2,812,654) as compared to cash used in operating activities for the six months ended December 31, 2004 of ($2,228,385). Overall sales have increased in the areas of direct sales along with sales-leaseback transactions. The increase in cash used in operating activities was a result in the change in accounting method to better match income and expenses and further related to the decrease in accounts payables and decrease in deferred revenue.

Cash used for investing activities for the six months ended December 31, 2004 was $960,120. There has been terminal equipment that has been transacted as sales-leaseback transactions and terminal software upgrade expenses that have been incurred.

Cash provided by financing activities was $2,843,262 for the six months ended December 31, 2005 compared to cash provided by financing activities for the six months ended December 31, 2004 of $1,416,833. The Company has increased the amount of transacted sales in connection with its terminal equipment though direct sales, and as a result has decreased sales and the related financing through its credit facility. The Company increased proceeds from capital leases by $2,231,237, collected $1,259,749 in proceeds from the sale of common stock and repaid capital leases facilities by $595,090. The Company repaid its affiliate $32,634.

SOURCES OF CAPITAL

The Company has secured an arrangement with a third party leasing company to provide funds upon the execution of a rental and service agreement with a customer. Generally, the health care provider customer will enters into an agreement with the Company to lease a terminal licensing software and subscribe to the transaction processing and insurance verification service. At that time, the Company sells the terminal and licensing rights associated with the service contract to the lessor and lease back that terminal. The leasing transactions provide for funding to the Company to cover its cost of the terminal and software, placement of the terminal with the customer and a profit margin. The Company is generally required to pay the lease rentals to the lessor from 48 to 60 months. The source of funds for the repayments is the payments from the health care provider customer. The Sources of Capital come from Ladco and Leeco who are our main provider of financing for the Company.

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

Management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded, as a representation that the future events, plans, or expectations contemplated will be achieved. The Company undertakes no obligation to publicly update, review, or revise any forward-looking statements to reflect any change in expectations or any change in events, conditions, or circumstances on which any such statements are based. Our filings with the Securities Exchange Commission, including the Form 10-KSB, and may be accessed at the SEC's web site, www.sec.gov.
                                           ------------

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     MedCom is involved in various legal proceedings and claims as described in our Form 10-KSB for the year ended June 30, 2005. No material developments occurred in any of these proceedings during the quarter ended December 31, 2005. The costs and results associated with these legal proceedings could be significant and could affect the results of future operations.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Quarterly Report on Form 10-QSB, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer, in order to allow timely consideration regarding required disclosures.

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

Based on their review and evaluation as of the end of the period covered by this Form 10-QSB, and subject to the inherent limitations all as described above, our principal executive officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report. They are not aware of any significant changes in our disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. During the period covered by this Form 10-QSB, there has been changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

In prior periods, the company had reportable internal control deficiencies in the recording and proper counting of terminal units which had a cost of $394 per unit. The company became aware of this reportable deficiency and immediately took steps to overcome this control deficiency. The Company hired an accounting consultant to assess the accounting method and the company changed is accounting method to the preferred method. The company no longer relies on the inventory as a method of accounting under FAS 13. The changes in accounting method allows the company to report revenue based on the licensing and lease agreements and not on a per terminal sale.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

Changes in Registrant's Certifying Accountant.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.