Form 10QSB
period 2006-03-31
MEDCOM USA INC
filed 2006-05-15
CIK 907127

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

         For the quarterly period ended March 31, 2006.

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

Yes     X          No
    ----------        ----------

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).

Yes                No      X
    ----------        ----------

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PREVIOUS FIVE YEARS


     The number of shares of the issuer's common equity outstanding as of May 12, 2006 was 65,557,072 shares of common stock.

     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes                 No     X
    ----------        ----------

                                        MEDCOM USA, INC.
                                   INDEX TO FORM 10-QSB FILING
                       FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2006

                                        TABLE OF CONTENTS

                                             PART I


FINANCIAL INFORMATION                                                                     PAGE
Item 1. Financial Statements
          Balance Sheet
               As of March 31, 2006 . . . . . . . . . . . . . . . . . . . . . . . . . .        3
          Statements of Operations
               For the Three and Nine months ended March 31, 2006
               and 2005 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4
          Statements of Cash Flows
               For the Nine months ended March 31, 2006
               and 2005 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5

          Notes to the Financial Statements . . . . . . . . . . . . . . . . . . . . . .   6 - 10

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10 - 15


                                             PART II
                                        OTHER INFORMATION

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15

Item 3. Control and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15

Item 6. Exhibits and Reports on Form 8-K

CERTIFICATIONS

     Exhibit 31 - Management Certification. . . . . . . . . . . . . . . . . . . . . . .       16

     Exhibit 32 - Sarbanes-Oxley Act. . . . . . . . . . . . . . . . . . . . . . . . . .       17

                            PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                   MEDCOM USA, INC.
                               BALANCE SHEET (UNAUDITED)
                                 AS OF MARCH 31, 2006


ASSETS:
CURRENT ASSETS
  Cash                                                                   $     21,623
  Licensing Contracts - ST                                                  1,415,714
  Prepaid expenses and other current assets                                   182,377
                                                                         -------------
      Total current assets                                                  1,619,713

PROCESSING TERMINALS, net                                                   1,430,942
PROPERTY AND EQUIPMENT, net                                                   304,603

  Licensing Contracts - LT                                                  1,608,997
  Other Assets                                                                301,823
                                                                         -------------
    TOTAL ASSETS                                                         $  5,266,078
                                                                         =============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Accounts payable                                                       $    375,610
  Accrued expenses and other liabilities                                      142,528
  Dividend payable                                                             23,750
  Notes from Affiliates                                                       692,434
  Deferred revenue - current portion                                        1,886,405
  Licensing obligations - current portion                                     954,629
                                                                         -------------
      Total current liabilities                                             4,075,357

LICENSING OBLIGATIONS - long-term portion                                   2,932,482
  DEFERRED REVENUE                                                          3,440,204
                                                                         -------------

      Total liabilities                                                    10,448,043
                                                                         -------------

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, Series A $.001par value, 52,900 shares
    designated, 4,250 issued and outstanding                                        4
  Convertible preferred stock, Series D $.01par value, 50,000 shares
    designated, 2,850 issued and outstanding                                       29
  Common stock, $.0001 par value, 80,000,000 shares authorized,
    65,557,072 issued and 60,743,480 outstanding                                6,556
  Treasury stock                                                              (37,397)
  Paid in capital                                                          79,228,826
  Accumulated deficit                                                     (84,379,984)
                                                                         -------------
      Total stockholders' equity                                           (5,181,965)
                                                                         -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  5,266,078
                                                                         =============

      See the accompanying notes to these unaudited financial statements.

                                         MEDCOM USA, INC.
                                STATEMENT OF OPERATIONS (UNAUDITED)
                    FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                Three Months Ended          Nine Months Ended
                                                2006          2005          2006          2005
                                            --------------------------  --------------------------
REVENUES:

    Terminal sales                          $    22,778   $    35,844   $   156,216   $   395,431
    Service                                     890,076       652,373     2,642,249     1,947,030
    Licensing Fees                              399,052             -     2,640,509             -
                                            --------------------------  --------------------------
                                              1,311,907       688,217     5,438,974     2,342,461

COST OF DELIVERABLES:                           370,809       183,774     2,676,198       399,563
                                            --------------------------  --------------------------

  GROSS PROFIT                                  941,097       504,443     2,762,777     1,942,898
                                            --------------------------  --------------------------

OPERATING EXPENSES:
    General and administrative                1,118,451     1,225,013     4,094,904     3,145,621
    Sales and marketing                         341,165       266,149       627,357       605,559
    Professional and consulting fees                  -       601,330             -     1,231,238
    Royalties                                         -        19,409             -        64,987
    Depreciation and amortization               658,824       560,702     2,000,924     1,306,643
                                            --------------------------  --------------------------
  Total operating expenses                    2,118,440     2,672,603     6,723,185     6,354,048
                                            --------------------------  --------------------------

OPERATING LOSS                               (1,177,343)   (2,168,160)   (3,960,408)   (4,411,150)
                                            --------------------------  --------------------------

OTHER (INCOME) AND EXPENSES
    Interest expense                            111,651       202,292       377,042       643,810
    Interest Income                            (175,339)       (1,058)     (449,689)      (13,487)
    Gain on Extinguishment of Debt              (76,208)                    (76,208)
    Loss on disposal of assets                        -                           -        25,016
                                            --------------------------  --------------------------
  Total other expense                          (139,896)      201,234      (148,856)      655,339
                                            --------------------------  --------------------------

          NET LOSS                           (1,037,447)   (2,369,394)   (3,811,552)   (5,066,489)
                                            --------------------------  --------------------------

NET LOSS PER SHARE:
  Basic:                                    $     (0.02)  $     (0.04)  $     (0.06)  $     (0.10)
                                            ==========================  ==========================

  Diluted:                                  $     (0.02)  $     (0.04)  $     (0.06)  $     (0.10)
                                            ==========================  ==========================

Weighted Average Common Shares Outstanding
    Basic                                    64,150,290    53,306,354    60,743,480    53,305,292
                                            ==========================  ==========================
    Diluted                                  64,150,290    53,306,354    60,743,480    53,305,292
                                            ==========================  ==========================

      See the accompanying notes to these unaudited financial statements.

                                         MEDCOM USA, INC.
                               STATEMENT OF CASH FLOWS (UNAUDITED)
                        FOR THE NINE MONTHS ENDED MARCH 31, 2006 AND 2005


                                                                           2006          2005
                                                                       ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss)                                                           $(3,811,552)  $(5,066,489)
  Adjustments to reconcile net income to net cash
    (used in) operating activities:
  Depreciation and amortization                                          2,034,971     1,229,487
  Issuance of common stock as compensation for services                  2,011,552       136,478
  Loss on disposal of assets                                                     -             -
  Changes in assets and liabilities:
    Licensing and Leasing Contracts                                       (922,306)     (126,358)
    Inventories                                                                  -       696,049
    Prepaid and other current assets                                      (133,435)       58,987
    Other assets                                                          (271,167)     (144,000)
    Accounts payable and accrued liabilities                              (829,171)      320,684
    Deferred revenue                                                    (1,529,514)       32,017
                                                                       ------------  ------------
    Net cash (used) in operating activities:                            (3,450,621)   (2,863,145)
                                                                       ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property & equipment                                        (88,334)     (396,164)
  Net repayments of advances to affiliate                                        -     1,586,514
                                                                       ------------  ------------
          Net cash (used) and provided by investing activities:            (88,334)    1,190,350
                                                                       ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments on capital leases                                  (769,072)   (1,040,060)
  Net repayments of (advances) to Affiliate                                (42,308)
  Proceeds from sale of common stock                                     1,830,698     3,478,583
  Proceeds from licensing and leasing transaction                        2,531,054      (734,424)
                                                                       ------------  ------------
          Net cash provided by financing activities                      3,550,371     1,704,099
                                                                       ------------  ------------

INCREASE (DECREASE) IN CASH                                                 11,416        31,304
CASH, BEGINNING OF PERIOD                                                   10,207        86,621
                                                                       ------------  ------------
CASH, END OF PERIOD                                                    $    21,623   $   117,925
                                                                       ============  ============

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                                          $   217,207   $   643,810
                                                                       ============  ============
Income taxes paid                                                                -             -
                                                                       ============  ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Terminals capitalized under sales/leaseback transactions               $         -   $ 1,848,904
                                                                       ============  ============
Terminals returned and placed back into inventory at net
          capitalized cost                                             $         -   $   776,984
                                                                       ============  ============

       See the accompanying notes to these unaudited financial statements

MEDCOM USA, INC.
NOTES TO FINANCIAL STATEMENTS PERIODS ENDED MARCH 31, 2006 AND 2005

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements represent the financial position of MedCom USA, Inc. ("Company") as of March 31, 2006 and includes results of operations of the Company for the three and nine months ended March 31, 2006 and 2005 and cash flows for the three and nine months ended March 31, 2006 and 2005. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments to these unaudited financial statements necessary for a fair presentation of the results for the interim period presented have been made. The results for the three and nine months ended March 31, 2006 and 2005 may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended June 30, 2005, including specifically the financial statements and notes to such financial statements contained therein.

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

Concentration of Credit Risk
----------------------------

The Company maintains its operating cash balances in banks in Islandia, New York, and in Scottsdale, Arizona. The Federal Depository Insurance Corporation
(FDIC) insures accounts at each institution up to $100,000. The Company has entered into agreements with Tesia-PCI. The agreements entered into by and between the Company and Tesia-PCI represents of a major customer of the Company. The Company realized $1,156,000 from Tesia-PCI during the nine months presented.

Inventories
-----------

For the period ending March 31, 2005, inventories were carried at the lower of cost or market on a first-in first-out basis. The Company purchases hardware from its supplier and records inventory at its original cost. Inventory terminals are at times returned by customers, and if these units have been sold and repurchased, the Company recorded the returned inventory units at the amortized capitalized cost under the sale-leaseback arrangements. The capitalized costs under the sale-leaseback transactions are substantially greater than the original purchase price from the supplier. Due to technological changes terminal are no longer considered an integral component in the generation of revenue. Accordingly effective July 1, 2005 terminals are expensed rather than capitalized as inventory terminals that have a nominal individual value. For the period beginning July 1, 2005 the Company adopted a new method of accounting and no longer carries inventory as its method of accounting. "See Revenue Recognition"

Property and Equipment
----------------------

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

     Property & Equipment       953,985
     Accumulated Depreciation  (649,382)
                               ---------
     Net Property & Equipment   304,603

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

Amortization of Leasehold Improvements
--------------------------------------

Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. All leasehold improvements have been fully amortized as of March 31, 2006.

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

Terminal Assets            6,197,320
Accumulated Amortization  (4,766,378)
                          -----------
     Net Terminal Assets   1,430,942

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

Income Taxes
------------

Management evaluates the probability of the utilization of the deferred income tax assets. The Company has estimated a $23,652,000 deferred income tax asset at March 31, 2006. Of that amount, $22,244,282 related to net operating loss carry-forwards at March 31, 2006. Management determined that because the Company has not yet generated taxable income it was not appropriate to recognize a deferred income tax asset related to the net operating loss carry-forward. Therefore, a fully deferred income tax asset is offset by an equal valuation allowance.

If the Company begins to generate taxable income, management may determine that all of the deferred income tax asset may be recognized. Recognition of the asset could increase after tax income in the future. Federal Net operating loss carryforwards of $52,226,446 expire from 2011 to 2023. State net operating loss carryforwards of $29,603,000 expire from 2005 to 2008. During the year ended June 30, 2005, the Company reduced the state portion of the deferred income tax asset related to net operating loss carryforwards by $3,484,000 resulting from the expiration of such carryforwards. The future utilization of the net operating losses is uncertain. The valuation allowance on the deferred income tax asset was decreased by $1,648,702 in the year ended June 30, 2005, resulting primarily to the expiration of state net operating loss carryforwards.

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

Intangible Assets
-----------------

During the period of quarter ended March 31, 2005, goodwill was recognized in the Company's acquisition of MedCom. Since that time, the Company has divested of all other business segments. Management had impaired the assets in total since there was not sufficient evidence that the Company will generate operating income and operating cash flows. The technology of the company has changed that the asset no longer has value.

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

2.   Common Stock Transactions

During the quarter ended March 31, 2006, the Company issued 1,584,788 shares of common stock for net cash proceeds of $590,949. Additionally, the Company granted 2,665,848 common shares as consideration for services and compensation.

There were no options granted in the end of the period of March 31, 2006 and all options previously granted have been fully vested and therefore there is no pro forma effects for the year ended Common stock warrants issued in the quarter ended March 31, 2006 consist of the following:

                     Number          Exercise        Expiration
                       of             Price              of
                    Warrants                           Warrants
                    ---------       ---------
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

The Company changed its name to MedCom USA, Inc. in October 1999. During the fiscal years of 1999 and continuing through 2000, the Company directed its efforts in medical information processing. As of March 31, 2006, the Company currently operates the MedCom System (MedCom) that is deployed through a point-of-sale terminal or personal computer offering electronic transaction processing, as well as insurance eligibility verification. The Company has aggressively focused on its primary operations in Electronic Data Interchange
(EDI) and core business in electronic Medical Transaction Processing.

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

TECHNICAL SUPPORT ASSISTANCE

The Company offers multiple training options for its products and services and is easily accessed at www.MedComUSA.com. Onsite training and teleconferencing,
                      -----------------
and technical support assistance are also features offered to health care providers. Also, a 24-hour terminal replacement program and system upgrades are offered.

MARKETING STRATEGY

MedCom has broadened marketing strategy to reduce cost and increase efficiency. The Company has employed telesales strategy where as there is less dependence on individual sales personnel. The Company just completed its final phase of its portal software development which has broadened the sales model to both a terminal and portal sale. The company has entered into telesales agreements which have implemented the new marketing strategy. The completion of the portal will increase sales to hospitals which results in multiple sales. In addition, the portal has become popular for individual doctors, dentist, and other healthcare professionals which often results in a single or possibly multiple sales. The Company has focused its sales to hospitals as a growing revenue source.

In the past the Company built its marketing around a strategy of expanding its sales capacity by using experienced external Independent Sales Organizations
(ISO) and putting less reliance on an internal sales force. MedCom has set-up these Independent Sales Organizations (ISOs) to market and distribute the MedCom System throughout the U.S. In addition to regional ISOs which represent approximately 100+ sales people, the Company has signed an agreement with Abanoc International and is in the midst of training 200+ sales people in 15 cities around the country. Initial sales have already begun to result from this relationship. Financial service companies comprise an important sales channel that views the healthcare industry as an important growth opportunity. Only 6% of all healthcare payments are made with a credit card today, although according to a recent survey 55% of all consumers would prefer to pay doctor and hospital visits by credit/debit card.

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

During February 2005, the Company entered into a service agreement with CDS Capital. This agreement will enable eligible healthcare providers utilizing the MedCom terminals to finance their accounts receivables. Health care providers using the MedCom terminal to secure patient eligibility and process claims will now be able to receive regular payments for a large percentage of claims processed from the previous week. This financial management service will decrease the time and costs associated with accounts receivable collections.

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

REVENUES

For the nine months period ending March 31, 2006 and 2005 the Company licensed 2066 and 821 units respectively. During the prior periods very few customers terminated there agreements prior to the expiration of the underlying lease. Additionally, Effective July 1, 2005 the Company modified the licensing agreement to make them noncancellable for the term of the underlying licensing agreement. Accordingly, management believes that application of a new method of accounting and revenue recognition more appropriately accomplishes the matching of revenues and cost of licenses entered into after July 1, 2005.

Revenues from the MedCom system are generated through the sale of the portal software, software terminals, and processing insurance benefit eligibility/verification, insurance claims, and financial transaction processing. The Company receives a fixed amount per software portal and software terminal, and also receives fees for each transaction processed through the MedCom System. Revenue sources include fees for financial transactions processed through the software portal and software terminal, fees for collection of receivables if the Company provides billing services, fees associated with reimbursements made by insurance carriers for submitting claims that are processed electronically, fees for using the system's referral program and, fees for processing uploaded data. The Company also markets a complete billing service using the MedCom System for hospitals and large practice groups. The Company receives a percentage of the billing amount collected under these arrangements.

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

MedCom files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission's Internet site at www.sec.gov.
-----------

RESULTS OF OPERATIONS

Revenues for the quarter ended March 31, 2006 increased to $1,311,907 as compared to the quarter ended March 31, 2005 of $688,217. This increase in revenue is directly the result of changes in the Company's strategic direction in core operations. The Company continues to aggressively pursue and devote its resources and focus its direction in electronic transaction processing. The increase in income relates to the implementation of the change in accounting method as discussed above and a direct increase in the number of units and portals licensed. The prior accounting method was in accordance of SAFS 13 implementation of the sale lease back method. The company adopted an accounting method in accordance with SOP 97-2 and EITF 00-21 which applies to entities that sell computer software. In addition, the company has changed its marketing strategy in which we should see the results of those efforts in the fourth quarter.

Cost of deliverables for the quarter ended March 31, 2006 increased to $370,809 as compared to quarter ended March 31, 2005 of $183,774. Increase in the volume of sales has directly increased the volume of transaction processing and as a result has increased the total costs of processing transactions. The company adopted a method of accounting that provided a better matching of income and expenses and is in accordance to SOP 97-2 and EITF 00-21. In the past, the company generated revenues through licenses utilized the use of the medical terminal and related software. However while the development of proprietary software, the software can be utilized through a portal system which rendered the medical terminals sales no longer the core revenue model for the Company.

General and administrative expenses for quarter ended March 31, 2006 decreased to $1,118,451 as compared to quarter ended March 31, 2005 of $1,225,013. This decrease is attributed to the Company's change in marketing strategy to telesales rather than individual sales personal. The telesales personal still will require technical support for our products and services in relation to increases in sales. The Company issued stock for services in the amount of $506,705 which increased the overall General and Administrative expenses. The services rendered for the stock included software development, royalties expenses, legal and professional, and consulting services by vendors. In March 31, 2005, royalties were separately stated wherein management changed revenue recognition the royalties for March 31, 2006 were included as cost of deliverables. Vendors that will accept stock for services reduces the burden of cash flow maintained. The Company also combined professional fees with general and administrative expenses to better report financial position.

Selling expenses for the quarter ended March 31, 2006 increased to $341,165 as compared to quarter ended March 31, 2005 of $266,149. This increase is primarily the result of the increase in marketing efforts and includes commissions paid to external sales personnel to market the Company's products and services. The Company has begun a campaign to increase internal sales force through telesales model which will maintain the integrity of the product proprietary technology. The Company's increases in General and Administrative costs reflect this new corporate campaign.

Interest expense for the quarter ended March 31, 2006 decreased to $111,651 as compared to March 31, 2005 of $202,292. This decrease is a result of payments made and interest income recognized from the note receivable made to the affiliate. Further the Company has been accelerating payments to Ladco one of its financing arrangements. The payments to Ladco represent a high interest rate and it has been a Company initiative to reduce the Ladco debt.

Gain on Extinguishment of Debt for the quarter ended March 31, 2006 increased to $76,208 as compared March 31, 2005 of $0. The company extinguished debt that was beyond the statute of limitation and was a matter of law that the debt was extinguished. The company applied FAS 140, Paragraph 16: A debtor shall derecognize a liability if and only if it has been extinguished. A liability has been extinguished if either, (a) the debtor pays the creditor and is relieved of its obligation for the liability, or (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor.

The company has been legally released from the obligations which were past the statute of limitation and there has been no attempt at collection, and has accordingly removed the obligations.

Interest Income for the quarter ended March 31, 2006 increased to $175,339 as compared to March 31, 2005 of $1,058. The increase in interest income is a result of the implementation of the new accounting method that better considers interest earned on the licensing contracts in accordance with SOP 97-2 and EITF 00-21.

Depreciation and Amortization for the quarter ended March 31, 2006 increased to $658,824 as compared to March 31, 2005 of $560,702. This increase is a result of accelerated depreciation of terminal assets. The accelerated retirement of those assets is a result of the change in accounting method that better reflects the change in company revenue generation model.

No tax benefit was recorded on the expected operating loss for the quarter ended March 31, 2006 as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. For the quarter ended we do not expect to realize a deferred tax asset and it is uncertain, therefore we have provided a 100% valuation of the tax benefit and assets until we are certain to experience net profits in the future to fully realize the tax benefit and tax assets.

Net loss for the quarter ended March 31, 2006 was ($1,037,447) compared net loss for the quarter ended March 31, 2005 of ($3,811,552).

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the nine months ended March 31, 2006, was ($2,863,145) as compared to cash used in operating activities for the nine months ended March 31, 2005 of ($3,450,621). Overall sales have increased in the areas of direct sales along with sales-leaseback transactions. The increase in cash used in operating activities was a result in the change in accounting method to better match income and expenses and further related to the decrease in accounts payables and decrease in deferred revenue.

Cash used for investing activities for the nine months ended March 31, 2005 was $88,334 as compared to cash provided in investing activities for nine months ended March 31, 2005 of $1,190,350. There has been terminal equipment that has been transacted as sales-leaseback transactions and terminal software upgrade expenses that have been incurred. The cash provided during the nine month period primarily was related to advances from affiliates.

Cash provided by financing activities was $3,550,371 for the nine months ended March 31, 2006 compared to cash provided by financing activities for the nine months ended March 31, 2005 of $1,704,099. The Company has increased the amount of transacted sales in connection with its terminal equipment though direct sales, and as a result has decreased sales and the related financing through its credit facility. The Company increased proceeds from capital leases by $2,531,054, collected $1,830,698 in proceeds from the sale of common stock and repaid capital leases facilities by $769,072. The Company repaid its affiliate $42,308.

SOURCES OF CAPITAL

The Company has secured an arrangement with a third party leasing company to provide funds upon the execution of a rental and service agreement with a customer. Generally, the health care provider customer will enters into an agreement with the Company to lease a terminal licensing software and subscribe to the transaction processing and insurance verification service. At that time, the Company sells the terminal software and licensing rights associated with the service contract to the lessor. The leasing transactions provide for funding to the Company to cover its cost of the software terminal and portal, implementation through the internet the software portal and software terminal with the customer and a profit margin. The source of funds for the repayments is the payments from the health care provider customer. The Sources of Capital come from Ladco and Leeco who are our main provider of financing for the Company and the company had started to receiving financing through Abanco.

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

Management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded, as a representation that the future events, plans, or expectations contemplated will be achieved. The Company undertakes no obligation to publicly update, review, or revise any forward-looking statements to reflect any change in expectations or any change in events, conditions, or circumstances on which any such statements are based. Our filings with the Securities Exchange Commission, including the Form 10-KSB, and may be accessed at the SEC's web site, www.sec.gov.
                                           ------------

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     MedCom is involved in various legal proceedings and claims as described in our Form 10-KSB for the year ended June 30, 2005. No material developments occurred in any of these proceedings during the quarter ended March 31, 2006. The costs and results associated with these legal proceedings could be significant and could affect the results of future operations.

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

Registrant                              Medcom USA Incorporated
                                        ----------------------------------------
Date: May 12, 2006                      By: /s/ William P. Williams
                                        ----------------------------------------
                                        William P. Williams
                                        Chairman, President Chief Executive
                                        Officer (Principle Executive Officer,
                                        Principle Financial Officer)