Form 10KSB
period 2006-06-30
MEDCOM USA INC
filed 2006-09-29
CIK 907127

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2006

                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                                 YES  X      NO
                                    ----       ----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for the most recent fiscal year were $ 6,000,257

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on August 23, 2006, was approximately $20,878,208

                                     PART I

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

OVERVIEW

MedCom USA, Inc. (the "Company") a Delaware corporation was formed in August 1991 under the name Sims Communications, Inc. The Company's primary business was providing telecommunications services. In 1996 the Company introduced four programs to broaden the Company's product and service mix: (a) cellular telephone activation, (b) sale of prepaid calling cards, (c) sale of long distance telephone service and (d) rental of cellular telephones using an overnight courier service. With the exception of the sale of prepaid calling cards and cellular telephone activation, the other programs were discontinued in December 1997. During the fiscal year of 1998, the Company diversified its operations and moved into the area of medical information processing.

The Company changed its name to MedCom USA, Inc. in October 1999. During the fiscal years of 1999 and continuing through present, the Company directed its efforts in medical information processing. As of March 31, 2006, the Company currently operates the MedCom System (MedCom) that is deployed through a point-of-sale terminal or web portal offering electronic transaction processing, as well as insurance eligibility verification. The Company has aggressively focused on its primary operations in Electronic Data Interchange (EDI) and core business in electronic Medical Transaction Processing.

MEDICAL TRANSACTION PROCESSING
------------------------------

MEDCOM SYSTEM

The Company provides innovative technology-based solutions for the healthcare industries that enable users to efficiently collect, use, analyze and disseminate data from payers, health care providers and patients. The MedCom System currently operates through a point-of-sale terminal or web portal. The point-of-sale terminals are purchased from Hypercom Corporation (Hypercom)The Company is offering a service bundled package that would have the capability of processing unlimited claims and eligibility verification for monthly service fees.

The Company's a "web portal" encourages customers to process their medical
claims through an online portal.   Many customers purchase the terminal for the
front office and the portal system for the back office to take advantage of the ease of both products.

FINANCIAL SERVICES

The Company's credit card center and check services, provides the healthcare industry a combination of services designed to improve collection and approvals of credit/debit card payments along with the added benefit and convenience of personal check guarantee from financial institutions.

Easy-Pay is an accounts receivable management program that allows a provider to swipe a patient's credit card and store the patient's signature in the terminals, and bill the patient's card at a later date when it is determined what services rendered were not covered by the patient's insurance. Also, Easy-Pay allows patients the added benefit and convenience of a one-time payment option or recurring installment payments that will be processed on a specified date determined by the provider and patient. These options insure providers that payments are timely processed with the features of electronic accounts receivable management. These services are all deployed thorough point-of-sale terminals or web portal. Using the MedCom system, medical providers are relieved of many of the problems associated with billings and account management, and results in lower administrative documentation and costs.

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

As of June 30, 2006 the MedCom system was able to retrieve on-line eligibility and authorization information from approximately 450 medical insurance companies and plans. Included in this group is the newly activated Medicare Part A & B eligibility for all 50 states. This gives us access to over 42 million lives. The system also electronically processes and submits claims for its healthcare providers to over 1,700 companies. These insurance providers include CIGNA, Prudential, Oxford Health Plan, United Health Plans, Blue Cross, Medicaid, Aetna, Blue Cross/Blue Shield, and Prudential.

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

MedCom has been expanding its position with hospitals, working closely with Hospital consultants and targeted seminars. The Company, with its new Onlinewebportal product and Medicare access, is becoming an increasingly valuable tool for the outpatient and faculty practice areas of hospitals. While the ISO groups focus on individual doctors, dentists and clinics, our hospital team is focusing on multiple unit sales opportunities with hospitals around the country.

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

During January 2002, the Company entered into a service agreement with MedUnite. This alliance will encompass the utilization of proprietary technologies and will enhance the existing network of healthcare constituents. Strategically both companies share the same vision of transforming the healthcare transactions systems affecting how healthcare providers, health plans, and other groups transacting business with one another by significantly reducing claim and payment processing time, and reducing healthcare administrative costs.

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

In Fiscal year 2005 the Company arranged its terms with this credit facility as an equipment lessor whereby the Company sold terminals to the lessor when it has obtained a service contract with a provider. Under these agreements, the Company leased back the processing terminals from the lessor and in turn leased them to the purchaser for a period of 48 to 60 months; however; the customer could terminate the agreement after 12 months. The Company accounted for the transactions as sale-leasebacks. The leases with the customers are inclusive with the monthly service contracts and are effectively accounted for as operating leases. Gains on terminal sales under sale-leaseback transactions are deferred and are being amortized to income in proportion to amortization of the assets, generally over the term of the lease with the credit facility generally for a period of 48 to 60 months. During the prior periods very few customers terminated there agreements prior to the expiration of the underlying lease.

Additionally, effective July 1, 2005, the Company modified the licensing agreement to make them noncancellable for the term of the underlying licensing agreement. Accordingly, management believes that application of a new method of accounting and revenue recognition more appropriately accomplishes the matching of revenues and cost of licenses entered into after July 1, 2005.

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

The Company has the ability to market and sell licensing opportunities for the MedCom proprietary patented technology for Activating Phone cards and Gift Cards at retail. The patent covers the technology and process for taking a card with magnetic strip or other data capture mechanism and activating the card by downloading a determined monetary value onto the card for use at a later date for different types of transactions. This process can be utilized for prepaid phone cards, gift cards, and affinity cards. New View Technologies, which was acquired by MedCom USA, developed the patent and all patents were assigned.

The Company has formed a new wholly owned subsidiary; Card Activations Technology, Inc. for the purpose of spinning off the Company's holdings in its proprietary patented technology for the gift and phone cards.

ADDITIONAL  INFORMATION

MedCom files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission's Internet site at www.sec.gov.
-----------

ITEM 2.  DESCRIPTION OF PROPERTY.

As of fiscal year end June 30, 2006, the Company maintains its corporate executive offices in Scottsdale, Arizona. The Company leases 1,317 square feet of office space for approximately $32,000 annually. The Company entered into a three-year lease in May 2002 for the Scottsdale facility the lease has been renewed through May 2008. The Company also maintains an office in Irvine, California, for executive office space for approximately $1,300 a month. The Company also leases 5,906 square feet of office space in Islandia, New York, for approximately $104,389 annually; the lease expires March 31, 2008.

As of fiscal year end June 30, 2006, the Company had 38 employees of which approximately 37 are full-time equivalent employees.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company submitted no matters to a vote of its security holders during the fiscal year ended June 30, 2006.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MedCom common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System ("Electronic Bulletin Board) and can be accessed on the Internet at www.otcbb.com under the symbol "EMED."
-------------

At June 30, 2006, there were 70,317,569 shares of common stock of MedCom outstanding and there were approximately 585 shareholders of record of the Company's common stock.

The following table sets forth for the periods indicated the high and low bid quotations for MedCom's common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

FISCAL 2006                       HIGH BID   LOW BID
--------------------------------  ---------  --------
Quarter Ended June 30, 2006       $     .65  $    .25

Quarter Ended March 31, 2006            .55       .25

Quarter Ended December 31, 2005         .78       .65

Quarter Ended September 30, 2005       1.26       .98

FISCAL 2005                       HIGH BID   LOW BID
--------------------------------  ---------  --------

Quarter Ended June 30, 2005       $     .77  $    .75

Quarter Ended March 31, 2005           1.12       .99

Quarter Ended December 31, 2004        1.78      1.72

Quarter Ended September 30, 2004       2.43      2.38

MedCom has never paid dividends on any of its common stock shares. MedCom does not anticipate paying dividends at any time in the foreseeable future and any profits will be reinvested in MedCom's business. MedCom's Transfer Agent and Registrar for the common stock is Corporate Stock Transfer located in Denver, Colorado.

SALE OF UNREGISTERED SECURITIES

QUARTER ENDED        STOCK ISSUED     CASH RECEIVED    STOCK ISSUED     STOCK ISSUED FOR
                       FOR CASH                        FOR SERVICES    Warrents Exercised
September 30, 2005        1,156,999          591,750          685,508              12,997
 December 31, 2005          950,000          380,000          811,500                   -
    March 31, 2006        1,584,788          590,949        2,665,848                   -
     June 30, 2006        2,860,861          832,592        1,924,636
                    ---------------------------------------------------------------------
      Total Issued        6,552,648        2,395,291        6,087,492              12,997

During the year ended June 30, 2006, the Company issued 6,552,648 shares of its common stock for $2,395,291. The shares were issued to third parties in a private placement of the Company's common stock. The shares were sold throughout the year ended June 30, 2006, ranging from $1.00 per share at the beginning of the year to $.25 per share at the end of the year. Commissions of approximately $147,455 are recorded as a charge in additional paid in capital as direct costs associated with the raising of equity capital. The company incurred expense related to the raising of capital of $147,455.

The Company has issued shares of its common stock as consideration to consultants for services rendered. The value of those shares is determined based on the trading value of the stock at the dates on which the agreements
were into for the services.   During the year ended June 30, 2006, the Company
granted to consultants, 6,087,492 shares of common stock valued in the aggregate range of .50 to 1.50 strike price.

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

  Statement of Operations Data
-------------------------------
                                Years Ended June 30,    Years Ended June 30,
                               ----------------------------------------------
                                        2006                    2005
                               ----------------------  ----------------------
Revenues                       $           6,000,257   $           2,747,270
Cost of Deliverables                      (3,578,345)               (440,155)
Operating and Other Expenses              (8,760,468)             (9,440,937)
                               ----------------------  ----------------------
Net Loss                       $          (6,338,555)  $          (7,133,821)

Balance Sheet Data:
                                Years Ended June 30,    Years Ended June 30,
                               ----------------------------------------------

                                        2006                    2005
                               ----------------------  ----------------------

Current Assets                 $           1,238,144   $             366,442
Total Assets                               2,763,168               4,244,744
Current Liabilities                        3,688,558               4,540,974
Non Current Liabilities                    5,910,008               4,930,942
Total Liabilities                          9,598,565               9,471,917
Working Capital (Deficit)                 (2,450,414)             (4,174,532)
Shareholders' Equity (Deficit) $          (6,835,398)  $          (5,227,173)
-----------------------------------------------------------------------------

The  Company  has  declared  no common stock dividends since its inception.

General. As of June 30, 2006, the Company currently utilizes the MedCom System that is deployed through a processing terminal, PC software, or online processing, and offers electronic transaction processing to the health care industries. MedCom USA continues to focus on its primary operations and core business in medical transaction processing.

YEAR  ENDED  JUNE  30,  2006
----------------------------

RESULTS  OF  OPERATIONS

     FISCAL YEAR END JUNE 30, 2006, COMPARED TO FISCAL YEAR END JUNE 30, 2005

Revenues for Fiscal 2006 increased to $6,000,257 from $2,747,271 during Fiscal 2005. This increase in revenue is directly the result of changes in the Company's strategic direction in core operations. This included discontinuing declining or unprofitable business sectors and officer and management changes. The Company continues to aggressively pursue and devote its resources and focus
its direction in electronic transaction processing.   The Company's agreement
with its credit facility in connection with the sale of terminals and portal transactions therewith, the Company must defer revenue gains on the sale of the terminals and portal software. Further the increase is related to a change in accounting method that will be implemented in Fiscal 2006 and this change will address these issues. Fiscal 2005 we continued with the old accounting method of recogonizing revenue and will be changing those methods in the upcoming fiscal year.

Selling expenses for Fiscal 2006 decreased to $602,269 from $733,160 during Fiscal 2005. This decrease is primarily the result of marketing efforts and includes commissions paid to internal sales personnel to market the Company's products and services. The Company is currently assessing if it will continue with its outside independent sales organizations. Presently the company is increasing is sales team and will increase sales in various target states. The company is seeking to introduce the telesales marketing strategy for less expensive sales force.

General and administrative expenses for Fiscal 2006 increased to $4,565,800 from $4,517,022 during Fiscal 2005. This increase is attributed to the Company's hiring of additional employees as growth has occurred in the area of providing technical support for our products and services in relation to the increases in sales. The increase is related to settleing outstanding litigation which resulted increase in legal fees. The company does not expect additional expense related to these expense in the future.

Professional and consulting expenses for Fiscal 2006 decreased to $0 from $708,662 during Fiscal 2005. These expenses are now being reported in the general and administrative category.

Interest expense for Fiscal 2006 increased to $1,405,015 from $850,004 for Fiscal 2005. This increase is a result of increased sales volume and terminal and software portal sales transactions with the Company's credit facility. Also, expenses were incurred and paid on notes the Company has outstanding. Interest income for Fiscal 2006 increase to $485,559 from $0 from Fiscal 2005 and increase was due to the change in accounting method that complies with SOP 97-2 and ETIF 00-21.

The company incurred $32,200 in the settlement of a litigation from Fiscal 2005. The company had gain on extinguishment of debt for liabilities that were satisfied through settlement. The company impaired its assets in the amount of $53,202.

The loss for Fiscal 2006 was ($6,338,555) from ($7,133,884) for Fiscal 2005.
Sales and marketing expenses along with interest expenses have increased for Fiscal 2005. The Company has incurred these marketing and sales expenses in relation to increased demand for the Company's products and services.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating requirements have been funded primarily on its capital sale of terminals and web portal transactions, and sales of the Company's common stock. During the year ended June 30, 2006, the Company's net proceeds from the sale of the terminals and software portals were $1,571,068. The company received $2,395,291in proceeds from the sale of common stock. The Company believes that the cash flows from its monthly service and transaction fees are inadequate to repay the capital obligations and has relied upon the sale of common stock through a private place to sustain its operations.

Cash used in operating activities for Fiscal 2006 was ($2,719,049) compared ($4,700,884) for Fiscal 2005. The Company's focus on core operations results in a higher accounts receivable. The Company receives payments from customers automatically through electronic fund transfers. Collection cycles are generally less than thirty days. The company has grown its operations to reduce the deficit cash flow positions.

Cash provided in investing activities was $1,854,257 for Fiscal 2006, compared to cash provided in investing activities of $1,307,044 for Fiscal 2005. Streamlining operations and capital budget curtailment practices promoted a reduction in equipment purchases for the Company.

Cash provided by financing activities was $855,734 in Fiscal 2006, compared to $3,317,426 for Fiscal 2005. Financing activities primarily consisted of proceeds from the sale of the terminal and software portal transactions during the fiscal period. The company does not have adequate cash flows to satisfy its obligations although have improved cash flow and anticipates have adequate cash flows in the upcoming fiscal period.

The Company has used funds advanced from an affiliated entity that is controlled by the Company's chairman and chief executive officer. As of June 30, 2006 the Company maintains an account payable from this entity for the amount of $794,626 including accrued interest.

The company has funding agreements with Leeco Financial Service Inc. and Ladco Financial Group who provide exclusive funding for the License agreement between the Company and Customer. The funding groups accept contracts and adopt the same terms and conditions that the Company and Customer have agreed. In prior years Ladco required to personally guarantee the customer agreements which were a financial burden to the company. In fiscal 2006, the company no longer sought funding through Ladco and has consistently sought the funding of Leeco. Leeco does not require personal guarantees of customer agreements other then hospital agreements. Leeco requires the company to personally guarantee the hospital agreements due to the size and volume of transaction with the terminal and web portals.

The company expects increased cash flow from its existing accounts receivables, transaction processing, benefit claims processing, direct terminal sales, and credit card processing. The increase in cash flow is directly related to the increase in sales through our telesales. Further we anticipate increase income from our Tesia-PC contracts that have a higher volume of credit card processing in which we receive a minimum of $28.50 per month on all transactions with a 15 cent per transaction fee.

The company is looking at expanding its market and look for acquisition that complement the existing revenue model.

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

ITEM 7.  FINANCIAL STATEMENTS

MEDCOM USA, INC.

TABLE OF CONTENTS                                                           PAGE
-----------------                                                           ----

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM:                              F-2
      SE Clark & Company, P.C.

CONSOLIDATED FINANCIAL STATEMENTS:
     Consolidated Balance Sheet at June 30, 2006                            F-3

     Consolidated Statements of Operations for the years ended
       June 30, 2006 and 2005                                               F-4

     Consolidated Statements of Stockholders' Equity for the years ended
       June 30, 2006 and 2005                                               F-5

     Consolidated Statements of Cash Flows for the years ended
       June 30, 2006 and 2005                                               F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  F-7

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------

                            S.E.CLARK & COMPANY, P.C.
--------------------------------------------------------------------------------
           Registered Firm: Public Company Accounting Oversight Board


            Report of Independent Registered Public Accounting Firm
            -------------------------------------------------------

Board of Directors and Stockholders
MedCom USA, Inc.
Scottsdale, Arizona

We have audited the accompanying balance sheet of MedCom USA, Inc. (the "Company"), as of June 30, 2006 and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for the year ended June 30, 2005, which are presented for comparative purposes. Those statements were audited by other auditors whose report contained an unqualified opinion with added comment pertaining to the Company's ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board, generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 9, management has made adjustments in the fourth quarter ended June 30, 2006. The adjustments are precipitated by a recently detected material control weakness between operations and funding. Certain material financial transactions were consistently recorded during the year based on funding documentation that varied with the agreement terms as understood and documented by operations. The financial statements do not include provision for any costs that may be incurred resulting from restatements, if any, pertaining to the adjustments referred to above.

In our opinion, except for the effects if any, resulting from resolution of the above matter, the financial statements referred to above present fairly, in all material respects, the financial position of MedCom USA, Inc. (the "Company"), as of June 30, 2006 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the accumulation of losses and shortage of capital raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/S/ S.E.CLARK & COMPANY, P.C.

Tucson, Arizona
September 22, 2006


--------------------------------------------------------------------------------
 744 N. Country Club Road, Tucson, AZ 85716  (520) 323-7774, Fax (520) 323-8174,
                               seclarkcpa@aol.com
                               ------------------

MEDCOM USA, INC.
CONSOLIDATED BALANCE SHEET
JUNE 30, 2006
--------------------------------------------------------------------------------

ASSETS:
CURRENT ASSETS
  Cash                                                                 $      1,148
  Licensing Contracts - ST                                                  792,739
  Prepaid expenses and other current assets                                 207,591
                                                                       -------------
    Total current assets                                                  1,001,478

PROCESSING TERMINALS, net                                                   776,942
PROPERTY AND EQUIPMENT, net                                                 530,335

  Licensing Contracts - LT                                                1,341,627
  Other Assets                                                               30,757
                                                                       -------------
    TOTAL ASSETS                                                       $  3,681,139
                                                                       =============

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
  Accounts payable                                                     $    252,214
  Accrued expenses and other liabilities                                    638,094
  Dividend payable                                                           23,750
  Deferred revenue - current portion                                        758,629
  Licensing obligations - current portion                                 1,722,541
                                                                       -------------
    Total current liabilities                                             3,395,227

LICENSING OBLIGATIONS - long-term portion                                 3,602,773
  Deferred Revenue                                                        2,723,911
  Notes from Affiliates                                                     794,626
                                                                       -------------
    Total liabilities                                                    10,516,537
                                                                       -------------

STOCKHOLDERS' DEFICIT:
  Convertible preferred stock, Series A $.001par value, 52,900 shares
    designated, 4,250 issued and outstanding                                      4
  Convertible preferred stock, Series D $.01par value, 50,000 shares             29
    designated, 2,850 issued and outstanding
  Common stock, $.0001 par value, 80,000,000 shares authorized,
    70,317,569 issued and outstanding                                         7,032
  Treasury stock                                                            (37,397)
  Paid in capital                                                        80,108,536
  Accumulated deficit                                                   (86,913,601)
                                                                       -------------
    Total stockholders' equity                                           (6,835,398)
                                                                       -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $  3,681,139
                                                                       =============


  The accompanying notes are an integral part of these consolidated financial statements.
                                      F-3

MEDCOM USA, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDEDJUNE 30, 2006 AND JUNE 30,2005
--------------------------------------------------------------------------------
                                                  2006          2005
                                              ------------  ------------
REVENUES:
  Terminal sales                              $   275,350   $   301,764
  Service                                       4,153,839     1,152,559
  Licensing Fees                                1,571,068     1,292,947
                                              ------------  ------------
                                                6,000,257     2,747,271
COST OF DELIVERABLES                            3,578,345       440,155
                                              ------------  ------------
GROSS PROFIT                                    2,421,913     2,307,116
                                              ------------  ------------

OPERATING EXPENSES:
    General and administrative expenses         4,565,800     4,517,022
    Sales and marketing expenses                  602,269       733,160
    Royalties                                           -       119,741
    Professional and consulting fees                    -       708,662
    Depreciation and amortization               2,663,747     1,960,440
                                              ------------  ------------
      Total operating expenses                  7,831,816     8,039,025
                                              ------------  ------------
OPERATING LOSS                                 (5,409,903)   (5,731,909)
                                              ------------  ------------

OTHER (INCOME) AND EXPENSES
    Interest expense                            1,405,015       850,004
    Interest Income                              (485,559)
    Legal Settlement                               32,200       233,982
    Loss on Disposal of Assets and Inventory            -       223,820
    Gain on Extinguishment of Debt                (76,208)
    Impairment of Assets                           53,202        94,106
                                              ------------  ------------
      Total other expense                         928,651     1,401,912
                                              ------------  ------------
LOSS BEFORE INCOME TAXES                       (6,338,554)   (7,133,820)

INCOME TAX (BENEFIT) PROVISION                          -             -
                                              ------------  ------------
NET LOSS                                      $(6,338,554)  $(7,133,820)
                                              ============  ============

NET LOSS PER SHARE:
  Basic:                                      $     (0.10)  $     (0.17)
                                              ============  ============
  Diluted:                                    $     (0.10)  $     (0.17)
                                              ============  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                        62,821,854    41,167,477
                                              ============  ============
  Diluted                                      62,821,854    41,167,477
                                              ============  ============


    The accompanying notes are an integral part of these consolidated financial statements.
                                      F-4

MEDCOM USA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT FOR THE
FOR THE YEARS ENDEDJUNE 30, 2006 AND2005
--------------------------------------------------------------------------------

                                                                 \ ----------- PREFERED STOCK -----------\
                                            COMMON STOCK      PREFERRED A & B    PREFERRED C     PREFERRED D       PAID-IN
                                           SHARES    AMOUNT   SHARES  AMOUNT   SHARES  AMOUNT   SHARES  AMOUNT     CAPITAL
                                         ----------  -------  ------  -------  ------  -------  ------  -------  -----------
BALANCE JULY 1, 2004                     50,029,144  $ 5,003   4,250  $     4       -  $     -   2,850  $    29  $71,953,269

Common stock issued for cash              5,925,093      593                                                       2,418,696

Common stock issued to settle claims        276,000       28                                                         275,972

Common stock for payable conversions         85,000        9                                                         135,992

Exercise of cashless options                289,195       29

Common stock issued for cash
  received subsequent to June 30 2005       770,000       77                                                         307,923

Payment on 2004 subscription receivable

Common stock granted as
  consideration for services                290,000       29                                                         608,913

  Net loss
                                         ----------  -------  ------  -------  ------  -------  ------  -------  -----------
BALANCE
    JUNE 30, 2005                        57,664,432  $ 5,767   4,250  $     4       -  $     -   2,850  $    28  $75,700,765
                                         ==========  =======  ======  =======  ======  =======  ======  =======  ===========


                                         TREASURY   SUBSCRIPTION   ACCUMULATED
                                           STOCK     RECEIVABLE      DEFICIT        TOTAL
                                         ---------  ------------  -------------  ------------
BALANCE JULY 1, 2004                     $(37,397)  $  (500,000)  $(73,454,519)  $(1,496,214)

Common stock issued for cash                                                       2,419,289

Common stock issued to settle claims                                                 276,000

Common stock for payable conversions                                                 136,001

Exercise of cashless options                                                              29

Common stock issued for cash
  received subsequent to June 30 2005                                                308,000

Payment on 2004 subscription receivable

Common stock granted as
  consideration for services                                                         608,942

  Net loss                                                          (7,133,820)   (7,133,820)
                                         ---------  ------------  -------------  ------------
BALANCE
    JUNE 30, 2005                        $(37,397)  $         -   $(80,588,339)  $(4,881,775)
                                         =========  ============  =============  ============


    The accompanying notes are an integral part of these consolidated financial statements
                                 F-5(Continued)

MEDCOM USA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT FOR THE
FOR THE YEARS ENDEDJUNE 30, 2006 AND2005 (CONTINUED)
--------------------------------------------------------------------------------

                                                       \ ----------- PREFERED STOCK -----------\
                                   COMMON STOCK     PREFERRED A & B    PREFERRED C      PREFERRED D      PAID-IN     TREASURY
                                 SHARES    AMOUNT   SHARES  AMOUNT   SHARES  AMOUNT   SHARES  AMOUNT     CAPITAL       STOCK
                               ----------  -------  ------  -------  ------  -------  ------  -------  ------------  ---------
BALANCE JULY 1, 2005           57,664,432  $ 5,766   4,250  $     4       -  $     -   2,850  $    29  $75,700,765   $(37,397)

Common stock issued for cash    6,552,648      655                                                       2,394,636

Common stock for compensation   6,087,492      609                                                       2,394,761

Exercise of cashless warrents      12,997        1                                                          12,996

Cost of Raising Capital                 -        -                                                        (394,622)

  Net loss
                               ----------  -------  ------  -------  ------  -------  ------  -------  ------------  ---------
BALANCE
    JUNE 30, 2006              70,317,569  $ 7,032   4,250  $     4       -  $     -   2,850  $    29  $80,108,536   $(37,397)
                               ==========  =======  ======  =======  ======  =======  ======  =======  ============  =========


                               SUBSCRIPTION   ACCUMULATED
                                RECEIVABLE      DEFICIT        TOTAL
                               ------------  -------------  ------------
BALANCE JULY 1, 2005           $          -  $(80,612,444)  $(4,905,880)

Common stock issued for cash                                  2,395,291


Common stock for compensation                                 2,395,370

Exercise of cashless warrents                                    12,997

Cost of Raising Capital                                        (394,622)

  Net loss                                     (6,338,555)   (6,338,555)
                               ------------  -------------  ------------
BALANCE
    JUNE 30, 2006              $          -  $(86,950,999)  $(6,835,398)
                               ============  =============  ============


    The accompanying notes are an integral part of these consolidated financial statements
                                 F-5(Continued)

MEDCOM USA, INC.
STATEMENT OF CASH FLOWS FOR THE
YEARS ENDED JUNE 30, 2006 AND 2005

                                                          2006          2005
                                                      ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss)                                          $(6,338,555)  $(7,115,069)
  Adjustments to reconcile net loss to net cash
    (used in) operating activities:
  Depreciation and amortization                         2,663,747     1,960,440
  Issuance of stock as consideration for services       2,395,291       608,942
  Issuance of stock for settlement of claims                    -       233,982
  Issuance of stock for conversion of payables                          136,000
  Gain on write-off of obligations                              -             -
  Treasury stock taken in settlement of claims                  -             -
  Allowance for sales returns                             (82,424)            -
  Loss on inventory/assets abandoned                                    223,820
  Impairment of goodwill                                        -       436,423
  Changes in assets and liabilities:
    Trade accounts receivable                            (782,649)       11,118
    Inventories                                                 -       113,848
    Prepaid and other current assets                      (58,503)       41,887
    Accounts payable                                     (244,528)      234,049
    Accrued liabilities                                 1,218,088        14,235
    Deferred revenue                                   (1,489,516)   (1,600,559)
                                                      ------------  ------------
      Net cash  (used in) operating activities         (2,719,049)   (4,700,884)
                                                      ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of  equipment                               1,604,714       (33,453)
  Purchases of software upgrades                                -      (448,929)
  Licensing fees                                         (176,886)
  Advances from/(to) affiliates                           426,429     1,789,426
                                                      ------------  ------------
      Net cash provided by investing activities         1,854,257     1,307,044
                                                      ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments on Licensing                    (1,539,557)   (1,547,302)
  Proceeds from sale of common stock                    2,395,291     2,919,289
  Bank overdraft usage                                          -       252,535
  Proceeds from capital sale-leaseback transactions             -     1,692,904
                                                      ------------  ------------
      Net cash provided by financing activities           855,734     3,317,426
                                                      ------------  ------------

(DECREASE) INCREASE IN CASH                                (9,059)      (76,414)
CASH, BEGINNING OF YEAR                                    10,207        86,621
                                                      ------------  ------------
CASH, END OF YEAR                                     $     1,148   $    10,207
                                                      ============  ============


    The accompanying notes are an integral part of these consolidated financial statements.

MEDCOM USA, INC.
CONSOLIDATED  STATEMENT  OF  CASH  FLOWS,  (CONTINUED)
FOR THE YEAR ENDEDJUNE 30, 2006 AND2005
--------------------------------------------------------------------------------


SUPPLEMENTAL CASH FLOW INFORMATION:                           2006       2005
                                                            --------  ----------
  Interest paid                                             $889,790  $  850,004
                                                            ========  ==========

  Income taxes paid                                         $    -0-  $      -0-
                                                            ========  ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  Terminals capitalized under sales/leaseback transactions       -0-  $2,086,489
                                                            ========  ==========


    The accompanying notes are an integral part of these consolidated financial statements.
                                 F-6 (Continued)

MEDCOM USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDEDJUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------

1.   ORGANIZATION

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

The Company changed its name to MedCom USA, Inc. in October 1999. During the fiscal years of 1999 and continuing through present, the Company directed its efforts in medical information processing. As of March 31, 2006, the Company currently operates the MedCom System (MedCom) that is deployed through a point-of-sale terminal or personal computer offering electronic transaction processing, as well as insurance eligibility verification. The Company has aggressively focused on its primary operations in Electronic Data Interchange
(EDI) and core business in electronic Medical Transaction Processing.

2.   BASIS OF PRESENTATION

The accompanying financial statements represent the consolidated financial position and results of operations of the Company and includes the accounts and results of operations of the Company and its wholly owned subsidiaries. The accompanying financial statements include only the active entity of MedCom USA, Inc.,

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company continues to incur material operating losses and has failed to generate positive cash flow from operations. The Company has a cash flow deficit of $2,719,049 at June 30, 2006. The Company has generated cash flow through the sale of its software and hardware transactions to fund its operations. Management believes that the Company has begun to generate a level of volume in the sales and service contracts of its processing software that will allow the Company to meet operating cash flow requirements.

The Company has begun to experience increased sales of its MedCom System and has generated cash through the sale of software through the MedCom System. Management is attempting to attain a sustaining level of operating cash flow from the Company's MedCom operations. The Company has raised additional equity capital in the year ended June 30, 2006 and may attempt to raise additional capital to grow the MedCom.

Cash reserves and working capital at June 30, 2006 were insufficient to fund currently due obligations. As discussed above, the Company is generating cash flow from sales activities of its software. Such cash flow has only recently provided some evidence that it is sufficient to cover current operating expenses. However, this level of cash flow does not permit the Company to retire many older debts or expand its operations. The Company believes that it needs additional cash, either from outside financing or expanded sales activities, in order to retire past due debts and significantly expand the Company's operations. If the Company is unable to produce sales as planned and/or raise additional investment capital to fully implement its business plan, it may jeopardize the ability of the Company to continue as a going concern.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

For the year ended June 30, 2006, the company had a major vendor TESIA-PCI that a contract was executed that the Company would deliver 1500 units over the period presented. The agreement allowed the minimum billing of $28.50 per month per unit in a pool based on a 15 cent transaction fee. The Company has experienced that the average billing per unit is greater than the minimum with an average billing per unit of approximately $35 per unit. During the year ended June 30, 2006 only a portion were installed and the remaining units will be installed over the subsequent periods.

The Company has entered into agreements with Tesia-PCI. The agreements entered into by and between the Company and Tesia-PCI represents of a major customer of the Company. The Company realized $1,156,000 from Tesia-PCI during the year ended June 30, 2006.

INVENTORIES
-----------

For the period ending June 30, 2005, inventories were carried at the lower of cost or market on a first-in first-out basis. The Company purchases hardware from its supplier and records inventory at its original cost. Inventory terminals are at times returned by customers, and if these units have been sold and repurchased, the Company recorded the returned inventory units at the amortized capitalized cost under the sale-leaseback arrangements. The capitalized costs under the sale-leaseback transactions are substantially greater than the original purchase price from the supplier. Due to technological changes terminals are no longer considered an integral component in the generation of revenue. Accordingly effective July 1, 2005 terminals are expensed rather than capitalized as inventory terminals that have a nominal individual value. For the period beginning July 1, 2005 the Company adopted a new method of accounting and no longer carries inventory as its method of accounting. "See Revenue Recognition"

PROPERTY AND EQUIPMENT
----------------------

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

  Property & Equipment      $1,218,292
  Accumulated Depreciation    (687,956)
                            -----------
  Net Property & Equipment  $  530,335
                            -----------

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

AMORTIZATION OF LEASEHOLD IMPROVEMENTS
--------------------------------------

Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. All leasehold improvements have been fully amortized as of June 30, 2006.

REVENUE RECOGNITION
-------------------

The Company recognized income on monthly service and transaction fees it charges to customers in the month in which the service is provided. Income on sale-leaseback transactions, prior to July 1, 2005, is deferred and recognized over the term of the leaseback. Management has determined that the sale-leaseback transactions are capital leases.

In June 30, 2005 the Company capitalizes the value of the point of sale terminals that are sold under capital sale-leaseback transactions. The terminals are purchased from third party vendors and are recorded as inventory at that time. The Company enters into sale and service agreements with its customers at which time the terminal is programmed with the Company's proprietary software and installed with the customer. Many of those terminals were the basis for the sale-leaseback transactions. The terminals are capitalized at the value determined by the lessor on the basis of the cash flow under the terms of the sale and service agreements with the customers.

The terminals were capitalized at the value determined by the lessor on the basis of the cash flow under the terms of the sale and service agreements with the customers are as follows.

Terminal Assets           $ 6,197,320
Accumulated Amortization   (5,420,378)
                          ------------
  Net Terminal Assets     $   776,942
                          ------------

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

The largest part of revenues stems from vendors' license fees associated with software. The Company has recognized revenue from license fees when the software was shipped to the customer. The amount and timing of revenue recognition is complicated, however, by multiple-element arrangements that provide for multiple software deliverables [e.g., software products, upgrades or enhancements, post contract customer support (PCS), or other services]. In hosting arrangements that are within the scope of SOP 97-2, multiple elements might include specified or unspecified upgrade rights, in addition to the software product and the hosting service. The software provider often charges a single fee that must be allocated to the products delivered in the present and in the future.

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

INCOME TAXES
------------

Management evaluates the probability of the utilization of the deferred income tax assets. The Company has estimated a $23,387,245 deferred income tax asset at June 30, 2006. Of that amount, $23,387,245 related to net operating loss carry-forwards at June 30, 2006. Management determined that because the Company has not yet generated taxable income it was not appropriate to recognize a deferred income tax asset related to the net operating loss carry-forward. Therefore, a fully deferred income tax asset is offset by an equal valuation allowance.

If the Company begins to generate taxable income, management may determine that all of the deferred income tax asset may be recognized. Recognition of the asset could increase after tax income in the future. Federal Net operating loss carryforwards of $58,468,213 expire from 2011 to 2026. State net operating loss carryforwards of $35,844,767 expire from 2006 to 2009. During the year ended June 30, 2006, the Company reduced the state portion of the deferred income tax asset related to net operating loss carryforwards by $3,884,000 resulting from the expiration of such carryforwards. The future utilization of the net operating losses is uncertain. The valuation allowance on the deferred income tax asset was decreased by $1,553,600 in the year ended June 30, 2005, resulting primarily to the expiration of state net operating loss carryforwards.

     The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. Income taxes for the years ended June 30, consisted of the following:

                                           2006          2005
                                       ------------  ------------
     Current tax (benefit) provision   $(2,458,234)  $(2,853,528)
     Deferred tax (benefit) provision    2,458,234     2,853,528
                                       ------------  ------------
      Total income tax provision       $     - 0 -   $     - 0 -
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

VENDOR-SPECIFIC OBJECTIVE EVIDENCE:
-----------------------------------

The Company has nonsoftware and software deliverables which have a specific cost per customer. The costs of the deliverables are valued at an estimated based on historical cost and usage. The company delivers the following VSOE:

Provider enrollment, EDI Connectivity, Payer/Provider, Benefit Verification - Govt Billings, Referral Transfers - Govt billing, Benefit Verification - Commercial, Referral Transfer - Commercial, Claim Status, Service Authorization, Maintenance, Training, Support, Program Upgrades, Carrier Editions, and Customized Reports. These deliverables are delivered electronically therefore the estimated average cost is $1.00. The company assessed its prior electronic costs and estimated that these costs average between 80 cents to $1.25 per customers. Management decided to use the average cost of $1.00 to value these deliverables.

The company provides non-software deliverables and has valued these costs based on the average of purchasing the hardware for outside third parties. The non-software deliverables are the Billing terminal which cost $400 per terminal, pin pads which cost $100, check reader which cost $100, Reader Printers which cost $100, and Portal Wedge costs $100. The Company has further estimated the cost per terminal to upgrade and update the software to be in compliance with the health care industry estimates the per terminal and portal cost at $250.

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

INTANGIBLE ASSETS
-----------------

During the period of year ended June 30, 2005, goodwill was recognized in the Company's acquisition of MedCom. Since that time, the Company has divested of all other business segments. Management had impaired the assets in total since there was not sufficient evidence that the Company will generate operating income and operating cash flows. The technology of the company has changed that the asset no longer has value.

The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002. As a result, the Company discontinued amortization of goodwill, and instead annually evaluates the carrying value of goodwill for impairment, in accordance with the provisions
of SFAS No. 142.   Due to material continued operating losses, the Company
determined that its carrying value of goodwill was impaired at June 30, 2005.
On the basis of that determination in the year ended June 30, 2005 to write off the full remaining carrying value at June 30, 2005.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:  In December 2002, the FASB issued
-----------------------------------------
SFAS No. 148, Accounting for Stock-Based Compensation - Transaction and Disclosure, which provides alternative methods of transition for a voluntary change to fair value, based method of accounting for stock-based employee compensation as prescribed in SFAS 123, Accounting for Stock-Based Compensation. Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The Company presently does not intend to adopt the fair value based method of accounting for its stock based compensation.

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

4.   ACCOUNTS RECEIVABLE

     The Company's accounts receivable at June 30, 2005 consisted of:

          MedCom trade accounts receivable         $ 349,609
          Other                                        5,000
                                                   ----------
            Total                                    354,609
            Less: Allowance for doubtful accounts   ( 82,424)
                                                   ----------
                                                   $ 272,185
                                                   ==========

The Company estimates uncollectible account balances and provides an allowance for such estimates. The allowance for doubtful accounts at June 30, 2005, consists of an estimate for potentially uncollectible accounts in the MedCom division.

In June 30, 2006 the company adopted a new accounting method to record the VSOE deliverables under SOP 97-2 and ETIF 00-21. The Company had lease receivables of $2,120,975 and Gateway access fees receivables of $541,214. On a monthly basis the company ACH's these payments directly from the customers' account to ensure timely payment. The current customer agreement requires that the customers sign up for ACH authorization of these fees and other deliverables that the customer agrees.

5.   NOTES PAYABLE

Notes payable at June 30, 2006 comprise the following:

Leeco agreement adopts the agreement that the
Company executes with the customer.  Leeco collects
all funds through ACH and is paid from those proceeds.
The excess of those proceeds are collected by the
company.  Leeco holds as collateral all the proceeds    $3,395,001
from the customer leases, access fees and all cash
collections and is secured from all assets of the
company.

Ladco agreement adopts the agreement that the
Company executes with the customer.  Ladco collects
all funds through ACH and is paid from those proceeds.
The excess of those proceeds are collected by the
company.  Ladco holds as collateral all the proceeds
from the customer leases, access fees and all cash
collections and is secured from all assets of the
company.                                                $3,574,828
                                                        ----------
                                                          6,969829
Less current portion                                     1,858,447
                                                        ----------
                                                        $5,339,215
                                                        ==========

On September 14, 2006 the company renegotiated the Ladco debt. Further the company would be able to pay the remaining balance of the note for 39 months at $99,500 payments per month until paid in full. Under the renegotiated note the note matures on October 2009.

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
                                                          --------
                                                          $164,865
                                                          ========

The convertible note payable was in default as of June 30, 2005. The note payable to a former landlord relates to a court ordered judgment against the Company for the past due note, unpaid rent and legal fees. The Company settled the terms of this obligation in the year ended June 30, 2005 by issuance of this note payable. The company has paid the renegotiated balances as of June 30, 2006. For the year ended June 30, 2006 the company paid all of the outstanding notes as of June 30, 2005 based on the renegotiated rate and all liabilities related to the above been satisfied as of the year ended June 30, 2006.

6.   CAPITAL LEASE OBLIGATIONS AND SALE-LEASEBACK TRANSACTIONS

June 30, 2005, the Company leases many of its MedCom terminals under capital lease agreements.

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

The following presents future minimum lease payments under the capital leases by year and the present value of minimum lease payments as of June 30, 2006:

          Years ended June 30:

                                               Terminals
                                              ------------
                        2007                    1,395,614
                        2008                      892,629
                        2009                      196,657
                                              ------------
          Total minimum lease payments          2,484,900
          Lees: amount representing interest   (1,624,236)
                                              ------------
          Present value of minimum
            lease payments                    $   860,664
                                              ============

7.   OPERATING LEASES

The Company leases its office space under long-term operating leases expiring through 2008. Rent expense under these leases was $234,720 and $154,238 for the years ended June 30, 2006 and 2005, respectively.

Future minimum annual lease payments and sublease rentals under operating lease agreements for years ended June 30:

     2007   158,860
     2008   170,980
     2009   142,404
     2010   148,652
     2011   159,785
     2012   162,795
           --------
           $943,476
           ========

8. STOCKHOLDERS' EQUITY

DURING  THE  YEAR  ENDED  JUNE  30,  2005:

The Company issued 7,635,288 shares of its common stock. Of that amount, 42,184shares of the Company's common stock were sold to an entity controlled by the Company's president and chairman. The balances of the shares were issued to third parties in a private placement of the Company's common stock, issued to settle obligations and as consideration for services. The shares were sold throughout the year ended June 30, 2005, ranging from $0.50 per share at the beginning of the year to $1.50 per share at the end of the year. Commissions of approximately $426,000 are recorded as a charge in additional paid in capital as direct costs associated with the raising of equity capital. In conjunction with the offering of the common stock the Company issued and the investors received 1,332,199 warrants to purchase the Company's common stock. The warrants have exercise prices ranging from $1.00 to $4.50 per share and expire three years from date of issue.

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

During the year ended June 30, 2005, the Company issued 770,000 shares of its common stock under a notice of conversion of common stock warrants. Payment for the exercise of $308,000 was not received until July 2005 and the amount has been recorded as a subscription receivable asset at June 30, 2005.

An entity controlled by the Company's president and chairman regularly advances funds to the Company to cover short-term cash flow deficiencies. During the year ended June 30, 2005, this affiliate converted advances of $776,992 into 3,186,499 shares of the Company's common stock.

Common stock options for 508,941 shares were exercised during the year ended June 30, 2005. A total of 607,800 options were exercised. Of that amount, holders of 257,800 options performed a cashless exercise netting only 158,941 shares being issued in those exercises. The balances of 350,000 options were exercised for cash of $296,984.

DURING JUNE 30, 2006:

QUARTER ENDED       STOCK ISSUED  CASH RECEIVED  STOCK ISSUED   STOCK ISSUED FOR
                      FOR CASH                   FOR SERVICES  Warrents Exercised
September 30, 2005     1,156,999        591,750       685,508              12,997
 December 31, 2005       950,000        380,000       811,500                   -
    March 31, 2006     1,584,788        590,949     2,665,848                   -
     June 30, 2006     2,860,861        832,592     1,924,636
                    -------------------------------------------------------------
Total Issued           6,552,648      2,395,291     6,087,492              12,997

During the year ended June 30, 2006, the Company issued 6,552,648 shares of its common stock for $2,395,291. The shares were issued to third parties in a private placement of the Company's common stock. The shares were sold throughout the year ended June 30, 2006, ranging from $1.00 per share at the beginning of the year to $.25 per share at the end of the year.

The Company has issued shares of its common stock as consideration to consultants for services rendered. The value of those shares is determined based on the trading value of the stock at the dates on which the agreements
were into for the services.   During the year ended June 30, 2006, the Company
granted to consultants, 6,087,492 shares of common stock. The value of these shares was expensed during the year. The Company issues common stock for services to vendors and consultants in lieu of cash. The Company values those issuances at fair value in accordance SFAS 143 and SAB 107. The company values the issuance at the same value that common stock is sold for cash in a private placement that the company is completing.

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

The Company has not declared its dividend on the preferred stock for the years ended June 30, 2006 and 2005. At June 30, 2006, there was an accumulated undeclared and unpaid dividend on the Series D preferred stock of $342,000. Total accrued, but unpaid dividends related to the Series D preferred stock was $23,750 at June 30, 2006.

9.   COMMITMENTS AND CONTINGENCIES

Royalty Agreement

In connection with the original licensing and subsequent acquisition of MedCom, the Company entered into a royalty agreement with the original Licensor. The royalty provisions of the license agreement remained in effect after the purchase. This agreement was amended in the year ended June 30, 2002. The Company will pay the Licensor 20% of the first $1,000,000 of qualified monthly revenues, less direct costs, generated by the licensed software and 10% of net monthly revenue in excess of $1,000,000.

Customer Contracts

Customers may arrange to have the purchase of the Company's point-of-sale terminals financed through the financial institution that provides the sale-leaseback financing to the Company. The Company has agreements with this financial institution to guarantee varying amounts associated with the financial institution's arrangements with the customers. Generally, the Company may be required to remit to the financial institution, one to six months of scheduled customer payments if the customer defaults on its financing arrangement with the financial institution. Subsequent to June 30, 2005, the Company entered into a new master contract with the financial institution that limits the recourse to the Company to the first payment under the customer's contract. The amount of such payment would not exceed $100. The Company has not experienced material obligations to-date under the recourse agreements and believes that the new agreement substantially limits potential obligations in the future to an immaterial amount. In year ended June 30, 2006 the Company renegotiated the customer contracts that included the language that the leases entered into by the customers were non-cancelable under the term of the agreement. The Company further gave incentive to existing customers to enter into the new contract and many customers renewed.

Interim Financial Statements

Management has made adjustments in the fourth quarter ended June 30, 2006. The adjustments are precipitated by a recently detected control weakness between operations and funding. Certain material financial transactions were consistently recorded during the year based on documentation submitted to a lender to obtain funding. The documentation varied with the agreement terms as understood and documented by operations. The adjustments resulted in reducing year to date revenues by $954,000. They also resulted in the reduction of receivables for approximately $1,300,000. Management is taking a proactive action in addressing these issues. Management has taken proactive action to improve document control by commencing a program to centralize and coordinate critical documentation. The financial statements do not include provision for any costs that may be incurred resulting from these adjustments.

Card Activation Technologies, Inc.

The Company has formed a new wholly owned subsidiary, Card Activation Technologies, Inc. for the purpose of spinning off the Company's holdings in its proprietary patented technology for the gift and phone cards.

10.  NET LOSS PER SHARE

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. Preferred stock dividends are subtracted from the net income to determine the amount available to common shareholders. Preferred stock convertible to 115,396 common shares and options and warrants exercisable into 3,207,224 shares of common stock were not considered in the calculation for diluted earnings per share for the year ended June 30, 2006 and 2005 respectively because the effect of their inclusion would be anti-dilutive.

11.  RELATED PARTY TRANSACTIONS

The Company's president and chairman is a significant shareholder of the Company. This individual controls another entity that is also a significant shareholder of the Company. During the year ended June 30, 2002, the Company moved its administrative offices into space occupied by this related entity that is a significant shareholder of the Company of American Nortel Communications, Inc. The Company shares office space and management and administrative personnel with this related entity. Certain of the Company's personnel perform functions for the related entity but there was no allocation of personnel related expenses to the related entity in the years ended June 30, 2006 and 2005.

The Company frequently receives advances and advances funds to an entity controlled by the Company's president and which is a significant shareholder of the Company. During the year ended June 30, 2004, the Company converted advances of $776,992 into 3,186,499 shares of the Company's common stock and advanced funds of $1,420,229 to this entity. During the year ended June 30, 2005, repayments were made on these advances and additional funds were contributed. The balance due to this affiliate at June 30, 2006 was $794,625. The advances are generally short term in nature with an interest rate of 9%.

12.  STOCK BASED COMPENSATION

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

There were no options granted in the year ended June 30, 2005 and all options previously granted have been fully vested and therefore there is no pro forma effect for the year ended June 30, 2005. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

In February 2003, 400,000 warrants to acquire the Company's common stock at $0.50 per share were issued as consideration for consulting services to be rendered. The fair value of these warrants of $150,600 was expensed in June 30, 2005

The Company grants options under several stock option plans. The Company's Incentive Stock Option Plans, Non-Qualified Stock Option Plans and Stock Bonus Plans are collectively referred to as the "Plans". The following sets forth certain information as of June 30, 2006 concerning the stock options and stock bonuses granted by the Company pursuant to the Plans. Each option represents the right to purchase one share of the Company's Common Stock.

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
--------------------------------------------------------------------------------

There were no options granted in the end of the period of June 30, 2006 and all options previously granted have been fully vested and therefore there is no pro forma effects for the year ended Common stock warrants outstanding at year ended June 30, 2006 consist of the following:

          Number of  Exercise   Expiration
          Warrants     Price    of Warrants
          ---------  ---------  -----------
            628,991  $    4.00    6/30/2006
            678,400  $    1.00    6/30/2007
            390,400  $    2.75    6/30/2007
             94,400  $    3.00    6/30/2008
            148,999  $    4.00    7/30/2008
             20,000  $    4.50    9/30/2008
          ---------
          1,961,190
          =========

The fair values of the options granted in the year end June 30, 2006, were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

          Dividend yield              None
          Volatility                  1.56
          Risk free interest rate     4.18%
          Expected asset life      5 years

The Company accounts for stock awards issued to nonemployees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18 Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Under SFAS 123 and EITF 96-18, stock awards to nonemployees are accounted for at their fair value as determined under Black-Scholes option pricing model.

All warrants issued in the year ended June 30, 2005 were issued as part of equity units that included common stock sold in private placement transactions.

13.  BUSINESS SEGMENTS

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

                                *  *  *  *  *  *


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In November 2005 our prior auditor resigned and the Company engaged the firm of SE Clark & Company PC.

ITEM 8A:  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Quarterly Report on Form 10ksb, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer, in order to allow timely consideration regarding required disclosures.

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

Based on their review and evaluation as of the end of the period covered by this Form 10KSB, and subject to the inherent limitations all as described above, our principal executive officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report. They are aware of significant changes in our disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. During the period covered by this Form 10KSB we became aware of a significant adjustments in the fourth quarter ended June 30, 2006. The adjustments are precipitated by a recently detected material control weakness between operations and funding. Certain material financial transactions were consistently recorded during the year based on documentation submitted to a lender to obtain funding. The funding documentation varied with the agreement terms as understood and documented by operations. Management is assess whether any action is necessary related to these adjustments. Management is taking a proactive action in address these issues. Management has taken proactive action to improve document control by commencing a program to centralize and coordinate critical documentation. Although the overall companies controls are adequate with exception to the document control matter. There have not been any changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTOR AND EXECUTIVE OFFICER

     Mr. William P. Williams as of August 2001 accepted the position of Chief Executive Officer and sole Director of the Company. Information representing Mr. Williams is set forth below:

William P. Williams   53      Chairman, President, Chief Executive Officer, and
                              Chief Financial Officer

     The chief executive officer and sole director and officer of the Company will hold office until additional members or officers are duly elected and qualified. The background and principal occupations of the sole officer and director of the Company is as follows:

     William P. Williams has been the Chairman, Chief Executive Officer, of Medcom USA since August 2001. He is also currently Chief Executive Officer and Chairman of the Board for American Nortel Communications, Inc., a publicly traded company located in Scottsdale, Arizona, which is in the business of long-distance telephone service domestically, as well as internationally. From 1983 to 1995, he was President and Chairman of the Board of Shelton Financial, Inc., a financial factoring firm headquartered in San Antonio, Texas. Mr. Williams has a Bachelor of Arts and a Master of Business Administration in Finance from Baylor University.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT 9.A. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS:

     The Company is aware that all filings of Form 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's shares have not been timely and the Company has instituted procedures to ensure compliance in the future.

ITEM 10.  EXECUTIVE COMPENSATION

General. Mr. William P. Williams serves as the Company's sole-director and chief executive officer. Pursuant to a Management Services Agreement executed and approved by the Company Mr. Williams was compensated approximately $450,000 for management fees, and other sources or forms of compensation was not paid or collected for Fiscal year ended June 30, 2006.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of June 30, 2006 information with respect to the only persons owning beneficially 5% or more of the outstanding common stock and the number of and percentage of the outstanding shares owned is represented below:

Name and Address                Shares Owned (1)  Common Stock
------------------------------  ----------------  -------------
American Nortel Communications        19,286,016       28%
7975 North Hayden Road #D-333
Scottsdale, Arizona 85258

William P. Williams                    6,609,500       10%
7975 North Hayden Road #D-333
Scottsdale, Arizona 85258

(1) Excludes any shares issuable upon the exercise of any warrants or options or upon the conversion of other convertible securities. Wilcom Inc., Williams Family Trust, and Bill Williams have beneficial ownership of the above stock.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company frequently advances funds to an affiliated entity, which is also a significant shareholder of the Company. During the year ended June 30, 2006, the Company advanced funds of $794,626 to this entity.

ITEM  13.  EXHIBITS  AND  REPORTS.

EXHIBITS
--------
3.1       Articles of Incorporation (2)

3.2       Amendments to Articles of Incorporation - Fourth Article (2)

3.3       Amendment to Articles of Incorporation - Name Change (2)

10.18     Amendment to License Agreement - Dream Technologies, LLC (1)

--------------------------------------

(1). Incorporated by reference to the same exhibit filed with Amendment No. 5 to the Company's Registration Statement on Form S-3 (Commission File No. 333-71179)
(2). Incorporated by reference to the same exhibit filed with the Company's Annual Report on Form 10-KSB for the year ending June 30, 2001.

REPORTS ON FORM 8-K
-------------------

8-K filed for change in principle auditor in November 2005

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

AUDIT FEES. The aggregate fees billed by Epstein Weber & Conover. for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended June 30, 2005 approximated $41,000. The aggregate fees billed by S.E.Clark & Company, PC for the review of the financial statements included in the Company's Forms 10-Q for fiscal years 2006 approximated $11,000.

AUDIT-RELATED FEES. The aggregate fees billed by S.E. Clark & Company, P.C. for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal year ended June 30, 2006, and that are not disclosed in the paragraph captioned "Audit Fees" above, were $0 and $0, respectively.

TAX FEES. The aggregate fees billed by S.E. Clark & Company, P.C. for professional services rendered for tax compliance, tax advice and tax planning for the fiscal year ended June 30, 2006 were $0.

ALL OTHER FEES. The aggregate fees billed by S.E. Clark & Company, P.C. for products and services, other than the services described in the paragraphs "Audit Fees," "Audit-Related Fees," and "Tax Fees" above for the fiscal years ended June 30, 2006 approximated $6,000.

ITEM 15: SIGNATURES

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant                          Medcom USA Incorporated
Date: September 28, 2006            By: /s/ William P. Williams
                                    --------------------------------------------
                                    William P. Williams
                                    Chairman, President Chief Executive Officer
                                    (Principle Executive Officer,
                                    Principle Financial Officer)