Form 10QSB
period 2006-09-30
MEDCOM USA INC
filed 2006-11-14
CIK 907127

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

               For the quarterly period ended September 30, 2006.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes            No    X
     -----         -----

     The number of shares of the issuer's common equity outstanding as of November 12, 2006 was 79,539,273 shares of common stock.

Transitional  Small  Business  Disclosure  Format  (check  one):

Yes            No    X
     -----         -----

                                 MEDCOM USA, INC.
                           INDEX TO FORM 10-QSB FILING
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

                                TABLE OF CONTENTS

                                      PART I

                               FINANCIAL INFORMATION                         PAGE
Item 1.  Financial Statements
             Balance Sheet
                 As of September 30, 2006 . . . . . . . . . . . . . . .         3
             Statements of Operations
                 For the Three months ended September 30, 2006
                 and 2005 . . . . . . . . . . . . . . . . . . . . . . .         4
             Statements of Cash Flows
                 For the Three months ended September 30, 2006
                 and 2005 . . . . . . . . . . . . . . . . . . . . . . .         5

             Notes to the Financial Statements. . . . . . . . . . . . .    6 - 12

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . . . . . . . . .   12 - 18

Item 3.  Control and Procedures . . . . . . . . . . . . . . . . . . . .     18-19

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .        20

Item 6.  Exhibits and Reports on Form 8-K

CERTIFICATIONS

         Exhibit 31 - Management certification. . . . . . . . . . . . .     20-21

         Exhibit 32 - Sarbanes-Oxley Act. . . . . . . . . . . . . . . .        22

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                                      MEDCOM USA, INC.
                                                 BALANCE SHEET (UNAUDITED)
                                                  AS OF SEPTEMBER 30, 2006

                                                                                                        Audited
                                                                             September 30, 2006      June 30, 2006
     ASSETS:

     CURRENT ASSETS
       Cash                                                                 $            62,865   $             1,148
       Licensing Contracts - ST                                                         992,397               792,739
       Prepaid expenses and other current assets                                        188,500               207,591
                                                                            --------------------  --------------------
         Total current assets                                                         1,243,762             1,001,478

     PROCESSING TERMINALS, net                                                          315,410               776,942
     PROPERTY AND EQUIPMENT, net                                                        627,994               530,335

       Licensing Contracts - LT                                                       1,021,418             1,341,627
       Other Assets                                                                      81,031                30,757
                                                                            --------------------  --------------------
         TOTAL ASSETS                                                       $         3,289,613   $         3,681,139
                                                                            ====================  ====================

     LIABILITIES AND STOCKHOLDERS' EQUITY:
     CURRENT LIABILITIES:
       Accounts payable                                                     $           169,114   $           252,214
       Accrued expenses and other liabilities                                           226,774               638,094
       Dividend payable                                                                  23,750                23,750

       Deferred revenue - current portion                                               856,296               758,629
       Licensing obligations - current portion                                        1,977,999             1,722,541
                                                                            --------------------  --------------------
         Total current liabilities                                                    3,253,932             3,395,227

       Notes from Affiliates                                                                  -               794,625
     LICENSING OBLIGATIONS - long-term portion                                        2,918,864             3,602,773
       DEFERRED REVENUE                                                               2,086,524             2,723,911
                                                                            --------------------  --------------------
         Total liabilities                                                            8,259,320            10,516,536
                                                                            --------------------  --------------------

     STOCKHOLDERS' EQUITY:
       Convertible preferred stock, Series A $.001par value, 52,900 shares
         designated, 4,250 issued and outstanding                                             4                     4
       Convertible preferred stock, Series D $.01par value, 50,000 shares                                           -
         designated, 2,850 issued and outstanding                                            29                    29
       Common stock, $.0001 par value, 80,000,000 shares authorized,
         65,557,072 issued and 60,743,480 outstanding                                     7,954                 7,032
       Treasury stock                                                                   (37,397)              (37,397)
       Paid in capital                                                               82,431,026            80,108,536
       Accumulated deficit                                                          (87,371,323)          (86,913,601)
                                                                            --------------------  --------------------
         Total stockholders' equity                                                  (4,969,707)           (6,835,397)
                                                                            --------------------  --------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $         3,289,613   $         3,681,139
                                                                            ====================  ====================

       See the accompanying notes to these unaudited financial statements.

                                MEDCOM USA, INC.
                       STATEMENT OF OPERATIONS (UNAUDITED)
        FOR THE THREE AND THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

                                                Three Months Ended
                                                2006          2005
                                            --------------------------
REVENUES:

    Terminal sales                          $    26,423   $    96,604
    Service                                     921,344       721,510
    Licensing Fees                              653,424     1,290,216
                                            --------------------------
                                              1,601,191     2,108,330

COST OF DELIVERABLES:                           554,571     1,368,583
                                            --------------------------

  GROSS PROFIT                                1,046,620       739,747
                                            --------------------------

OPERATING EXPENSES:
    General and administrative                  973,082     1,834,977
    Sales and marketing                          30,153       141,332
    Depreciation and amortization               442,158       583,275
                                            --------------------------
  Total operating expenses                    1,445,393     2,559,585
                                            --------------------------

OPERATING LOSS                                 (398,772)   (1,819,838)
                                            --------------------------

OTHER (INCOME) AND EXPENSES
    Interest expense                             98,101        77,906
    Interest Income                            (103,603)      (49,139)
    Legal Settlement                             39,600
    Impairment of Assets                         27,040
                                            --------------------------
  Total other expense                            61,138        28,767
                                            --------------------------

        NET LOSS                               (459,910)   (1,848,605)
                                            --------------------------

NET LOSS PER SHARE:
  Basic:                                    $     (0.01)  $     (0.03)
                                            ==========================

  Diluted:                                  $     (0.01)  $     (0.03)
                                            ==========================

Weighted Average Common Shares Outstanding
    Basic                                    75,151,497    58,090,470
                                            ==========================
    Diluted                                  75,151,497    58,090,470
                                            ==========================


       See the accompanying notes to these unaudited financial statements.

                                    MEDCOM USA, INC.
                          STATEMENT OF CASH FLOWS (UNAUDITED)
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

                                                                 2006          2005
                                                              -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss)                                                  $ (459,910)  $(1,848,605)
  Adjustments to reconcile net income to net cash
    (used in) operating activities:
  Depreciation and amortization                                  442,158       583,275
  Issuance of common stock as compensation for services          151,632       698,505
  Impairment of assets                                            13,100             -
  Changes in assets and liabilities:
    Licensing and Leasing Contracts                              120,552       (23,327)
    Prepaid and other current assets                              19,091       (27,641)
    Other assets                                                  50,274             -
    Accounts payable and accrued liabilities                    (238,961)     (404,096)
    Deferred revenue                                            (893,441)     (332,392)
                                                              -----------  ------------
    Net cash (used) in operating activities:                    (795,505)   (1,354,280)
                                                              -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property & equipment                             (133,580)            -
  Net repayments of advances to affiliate                              -             -
                                                              -----------  ------------
      Net cash (used) and provided by investing activities:     (133,580)            -
                                                              -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments on capital leases                        (683,909)     (365,700)
  Net repayments of (advances) to Affiliate                     (858,000)     (411,634)
  Proceeds from sale of common stock                           2,178,991       879,749
  Proceeds from licensing and leasing transaction                353,721     1,355,215
                                                              -----------  ------------
      Net cash provided by financing activities                  990,802     1,457,630
                                                              -----------  ------------

INCREASE (DECREASE) IN CASH                                       61,717       103,350
CASH, BEGINNING OF PERIOD                                          1,148        10,207
                                                              -----------  ------------
CASH, END OF PERIOD                                           $   62,865   $   113,556
                                                              ===========  ============

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                                 $   98,000   $    77,000
Income taxes paid                                                      -             -
                                                              -----------  ------------


       See the accompanying notes to these unaudited financial statements

MEDCOM USA, INC.
NOTES TO FINANCIAL STATEMENTS THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements represent the financial position of MedCom USA, Inc. ("Company") as of September 30, 2006 and includes results of operations of the Company for the three months ended September 30, 2006 and 2005 and cash flows for the three months ended September 30, 2006 and 2005. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments to these unaudited financial statements necessary for a fair presentation of the results for the interim period presented have been made. The results for the three months ended September 30, 2006 and 2005 may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended June 30, 2006, including specifically the financial statements and notes to such financial statements contained therein.

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

For the years ended June 30, 2006, the company executed a contract with a major vendor TESIA-PCI, whereby the Company would deliver 1500 units over the period presented. The agreement allowed the minimum billing of $28.50 per month per unit in a pool based on a 15 cent transaction fee. The

Company has experienced that the average billing per unit is greater than the minimum with an average billing per unit of approximately $35 per unit. During the year ended June 30, 2006 only a portion of the units were installed and the remaining units will be installed over the subsequent periods.

The Company has entered into agreements with Tesia-PCI. The agreements entered into by and between the Company and Tesia-PCI represents of a major customer of the Company. The Company realized $1,156,000 from Tesia-PCI during the period ended June 30, 2006.

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

     Property & Equipment       949,500
     Accumulated Depreciation  (321,506)
                               ---------
     Net Property & Equipment   627,994

Assets Held under Capital Leases
--------------------------------

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease. Effective July 1, 2005, the Company adopted a new method of accounting anddiscontinued the capitalization of terminal Assets. (See "Revenue Recognition")

Amortization of Leasehold Improvements
--------------------------------------

Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. All leasehold improvements have been fully amortized as of September 30, 2006.

Revenue Recognition
-------------------

The Company recognized income on monthly service and transaction fees it charges to customers in the month in which the service is provided. Income on sale-leaseback transactions, prior to July 1, 2005, was deferred and recognized over the term of the leaseback. Management determined that the sale-leaseback transactions were capital leases.

The terminals were capitalized at the value determined by the lessor on the basis of the cash flow under the terms of the sale and service agreements with the customers are as follows.

Terminal Assets             6,197,320
Accumulated Amortization   (5,881,910)
                           -----------
      Net Terminal Assets     315,410

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

Income Taxes
------------

Management evaluates the probability of the utilization of the deferred income tax assets. The Company has estimated a $23,652,000 deferred income tax asset at September 30, 2006. Of that amount, $22,244,282 related to net operating loss carry-forwards at September 30, 2006. Management determined that because the Company has not yet generated taxable income it was not appropriate to recognize a deferred income tax asset related to the net operating loss carry-forward. Therefore, a fully deferred income tax asset is offset by an equal valuation allowance.

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

VENDOR-SPECIFIC OBJECTIVE EVIDENCE:

The Company has nonsoftware and software deliverables which have a specific cost per customer. The costs of the deliverables are valued at on historical cost and usage. The company delivers the following VSOE:

Recurring charges - Provider enrollment, EDI Connectivity, Payer/Provider, Benefit Verification - Govt Billings, Referral Transfers - Govt billing, Benefit Verification - Commercial, Referral Transfer - Commercial, Claim Status, Service Authorization, Maintenance, Training, Support, Program Upgrades, Carrier Editions, and Customized Reports. Many of these deliverables are delivered electronically. The company assessed its prior electronic costs and estimated that these costs average between 80 cents to $1.25 per terminal per month. Management decided to use the average cost of $1.00 to value these deliverables.

One time charges - The company provides non-software deliverables and has valued these costs based on the average of purchasing the hardware for outside third parties. The non-software deliverables are the Billing terminal which cost $400 per terminal, pin pads which cost $100, check reader which cost $100, Reader Printers which cost $100, and Portal Wedge costs $100. The Company has further estimated the cost per terminal to upgrade and update the software to be in compliance with the health care industry estimates the per terminal and portal cost at $250.

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

2.   COMMON STOCK TRANSACTIONS

DURING SEPTEMBER 30, 2006 AND 2005:

QUARTER ENDED           STOCK ISSUED  CASH RECEIVED  STOCK ISSUED   STOCK ISSUED FOR
                          FOR CASH                   FOR SERVICES  Warrents Exercised
    September 30, 2005     1,156,999        591,750       685,508              12,997
                        -------------------------------------------------------------
Total Issued               1,156,999        591,750       685,508              12,997

    September 30, 2006     7,384,373   2,178,990.50     1,837,331                   -
                        -------------------------------------------------------------
Total Issued               7,384,373   2,178,990.50     1,837,331                   -

During the year ended September 30, 2006, the Company issued 7,384,373 shares of its common stock for $2,178,990.50. The shares were issued to third parties in a private placement of the Company's common stock. The shares were sold throughout the quarter ended September 30, 2006, ranging from $.75 per share at the beginning of the period to $.25 per share at the end of the period. Commissions of approximately $858,000 are recorded as a charge in additional paid in capital as direct costs associated with the raising of equity capital.

The Company has issued shares of its common stock as consideration to consultants for services rendered. The value of those shares is determined based on the trading value of the stock at the dates on which the agreements were into for the services. During the year ended September 30, 2006, the Company granted to consultants, 1,837,331 shares of common stock valued between $.75 - $.25. The value of these shares were expensed and or capitalized during the year.. The Company issues common stock for services to vendors and consultants in lieu of cash. The Company values those issuances at fair value in accordance SFAS 143 and SAB 107. The company values the issuance at the same value that common stock is sold for cash in a private placement that the company is completing

There were no options granted in the end of the period of September 30, 2006 and all options previously granted have been fully vested and therefore there is no pro forma effects for the year ended Common stock warrants issued in the quarter ended September 30, 2006 consist of the following:

                Number                Expiration
                  of       Exercise      of
               Warrants     Price     Warrants
               ---------  ---------
               678,400    $    1.00   6/30/2007
               390,400    $    2.75   6/30/2007
               94,400     $    3.00   6/30/2008
               148,999    $    4.00   7/30/2008
               20,000     $    4.50   9/30/2008
               ---------
               1,332,199
               =========

3.   RELATED PARTY TRANSACTIONS

The Company's president and chairman is a significant shareholder of the Company. This individual controls another entity that is also a significant shareholder of the Company. During the year ended June 30, 2002, the Company moved its administrative offices into space occupied by this related entity that is a significant shareholder of the Company of American Nortel Communications, Inc. The Company shares office space and management and administrative personnel with this related entity. Certain of the Company's personnel perform functions for the related entity but there was no allocation of personnel related expenses to the related entity in the years ended September 30, 2006 and 2005.

The Company frequently receives advances and advances funds to an entity controlled by the Company's president and which is a significant shareholder of the Company. The balance due to this affiliate at June 30, 2006 was $794,625 and in the three months ended September 30, 2006 the Company repaid the president $858,000 to pay off the balance due. The advances are generally short term.

4.   COMMITMENTS AND CONTINGENCIES

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

The Company changed its name to MedCom USA, Inc. in October 1999. During the fiscal years of 1999 and continuing through 2000, the Company directed its efforts in medical information processing. As of this time frame, the Company operates the MedCom System (MedCom) that is deployed through a point-of-service terminal or internet based web portal. The system offers electronic transaction processing for healthcare and financial services, including but not limited to: insurance eligibility verification, electronic referrals, credit, debit and claims processing.

HEALTHCARE TRANSACTION PROCESSING
---------------------------------

MEDCOM SYSTEM

The Company provides innovative technology-based solutions for the healthcare industries that enable users to efficiently collect, use, analyze and disseminate data from payers, health care providers and patients. The MedCom System currently operates through a point-of-service terminal or web based portal application. The point-of- service terminals are purchased from Hypercom Corporation (Hypercom). The MedCom System also operates a web based IP version known as the medcomconnect.com web portal. . The Company offers a service bundled package that has the capability of processing unlimited claims and eligibility verification for a fixed monthly service fee.

The Company's "portal" system encourages customers to process their medical claims through a web-based internet portal. Many customers purchase the terminal for the front office and the portal system for the back office to take advantage of the ease of both products. The data processed through the portal is secured through a third party ASP (Application Service Provider)

FINANCIAL TRANSACTION SERVICES
------------------------------

The Company's revenue cycle management services, provides the healthcare industry a combination of solutions designed to improve collection at the point of service. The system also affords healthcare providers the added benefit of accepting payment through credit, debit, healthcare savings accounts (HSA) and check services. These financial processes are all processed through third party financial institutions.

Patient Easy-Pay is an accounts receivable management program that allows a provider to swipe a patient's credit card and store the patient's signature on file. When the patient portion of the bill is determined, at a later date, Patient Easy-Pay allows the healthcare provider to bill the patient's credit card with a pre-determined amount not to exceed the amount which is not covered by the patient's insurance. Another Patient Easy Pay option is a recurring installment payment program that will be processed on a specified date determined by the provider and patient. These options insure providers that payments are timely processed with the features of electronic accounts receivable management. These services are all deployed thorough point-of-service terminals or the MedComConnect web portal. Using the MedCom system, healthcare providers are relieved of many of the problems associated with billings and account management, and results in lower administrative documentation and costs.

PATIENT ELIGIBILITY

The MedCom System is also an electronic processing system that simplifies the process of insurance eligibility verification, processes medical claims, and monitors referrals. The MedCom System allows a patient's primary care physician to request approval from the patient's insurance carrier or managed care plan for a referral to a secondary physician or specialist. The secondary physician or specialist can use the MedCom system to verify that referrals are approved by the patient's insurance carrier. The MedCom system's referral capabilities reduce documentation and administrative costs which results in increased productivity and greater patient information for the specialist, as well as a written record of the referral authorization.

The MedCom System can record and track claims between patients and health care providers for performance evaluation and maintenance of records. After examining a patient the physician enters a patient's name, procedure code and diagnostic code at a nearby terminal or web portal. This information is then transmitted to MedCom's secure network, through IP or dial-up, then, processed and transmitted to the appropriate insurance payer for payment directly to the healthcare provider. These results in healthcare providers' reimbursements being accelerated and outstanding account receivables are reduced. The average time it takes the healthcare providers to collect payments from insurance carriers and plans decreases from an average of 89 days to 7-21 days. Health care providers will benefit from a 100% paperless claim processing system.

As of June 30, 2005 the MedCom system expanded on-line eligibility and benefit information from approximately 450 medical insurance companies and plans. Included in this group is the newly activated Medicare Part A & B eligibility for all 50 states. This gives us access to over 42 million lives. The system also electronically processes and submits claims for its healthcare providers to over 1,700 companies. These insurance payers include but are not limited to:
CIGNA, Oxford Health Plan, United Healthcare, Blue Cross plans throughout the U.S., Medicaid, Aetna, Humana, to name a few.

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

COMPETITION

Competing health insurance claims processing and/or benefit verification systems include Emdeon Business Services (HLTH), Medical Manager, Spot Check and Per-se Technologies (PSTI). There are similar companies that compete with the Company with respect to its financial transaction processing services performed by the MedCom system. These companies compete with the Company directly or to some degree. Many of these competitors are better capitalized than the Company, and maintain a significant market share in their respective industries.

TECHNICAL SUPPORT ASSISTANCE

The Company offers multiple training options for its products and services and is easily accessed at www.MedComUSA.com. Onsite training and teleconferencing,
                      -----------------
and technical support assistance are also features offered to health care providers. Also, a 24-hour terminal replacement program and system upgrades are offered.

MARKETING STRATEGY

MedCom has broadened marketing strategy to reduce cost and increase efficiency. The Company has employed a telesales strategy, where as there is less dependence on individual sales personnel. The Company just completed its final phase of its portal software development which has broadened the sales model to both a terminal and portal sale. The company has entered into telesales agreements which have implemented the new marketing strategy. The completion of the portal will increase sales to hospitals which results in multiple sales. In addition, the portal has become popular for individual doctors, dentist, and other healthcare professionals which often results in a single or possibly multiple sales. The Company has focused its sales to hospitals as a growing revenue source.

In the past the Company built its marketing around a strategy of expanding its sales capacity by using experienced external Independent Sales Organizations (ISO's) and putting less reliance on an internal sales force. MedCom has set-up these Independent Sales Organizations (ISO's) to market and distribute the MedCom System throughout the U.S. In addition to regional ISO's which represent approximately 100+ sales people, the Company has signed an agreement with Abanco International and Business Payment Systems' (BPS) Innerview division and is in the midst of training 200+ sales people in 15 cities around the country.
Initial sales have already begun to result from these relationships. Financial service companies comprise an important sales channel that views the healthcare industry as an important growth opportunity. Only 18% of all healthcare payments are made with a credit card today, although according to a recent survey 55% of all consumers would prefer to pay doctor and hospital visits by credit/debit card.

MedCom has been expanding its position with Hospitals. Working closely with Hospital consultants and targeted seminars. The Company, with its new web based portal product and Medicare access, is becoming an increasingly valuable tool for the outpatient and faculty practice areas of hospitals. By expanding the solutions for Patient Access in the hospitals, MedCom has the opportunity of selling multiple systems through a single source. While the ISO groups focus on individual doctors, dentists and clinics, our hospital team is focusing on multiple unit sales opportunities with hospitals around the country.

SERVICE AGREEMENTS

During December 1998, the Company entered into a service agreement with Emdeon Business Services (formally WebMD Envoy). This agreement encompasses the process of Electronic Data Interchange (EDI) transactions and related services. The services provided are complimentary to the Company's core business, and accomplishes transaction processing services that allows healthcare providers and payers to process medical transactions quickly and accurately, and results in reduced administrative costs and an increase in healthcare reimbursements to healthcare providers.

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

The Company arranged its terms with this credit facility as an equipment lessor whereby the Company sold terminals to the lessor when it has obtained a service contract with a provider. Under these agreements, the Company leased back the processing terminals from the lessor and in turn leased them to the purchaser for a period of 48 months however; the customer could terminate the agreement after 12 months. The Company accounted for the transactions as sale-leasebacks. The leases with the customers are inclusive with the monthly service contracts and are effectively accounted for as operating leases. Gains on terminal sales under sale-leaseback transactions are deferred and are being amortized to income in proportion to amortization of the assets, generally over the term of the lease with the credit facility generally for a period of 48 months.

REVENUES

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

Revenues from the MedCom system are generated through the sale of the web based portal software, POS terminals, and processing insurance benefit eligibility/verification, insurance claims, and financial transaction processing. The Company receives a fixed amount per web portal and POS terminal, and also receives fees for each transaction processed through the MedCom System. Revenue sources include fees for financial transactions processed through the software portal and software terminal, fees for collection of receivables if the Company provides billing services, fees associated with reimbursements made by insurance carriers for submitting claims that are processed electronically, fees for using the system's referral program and, fees for processing uploaded data.

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

ADDITIONAL INFORMATION

MedCom files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission's Internet site at www.sec.gov.
-----------

RESULTS OF OPERATIONS

Revenues for the quarter ended September 30, 2006 decreased to $1,601,191 as compared to quarter ended September 30, 2005 of $2,108,330. This decrease in revenue is directly the result of the spike in revenues from the larger vendor contracts with Tesia that continued through out the first and second quarter. The company has changes in the Company's strategic direction in core operations. This included discontinuing declining or unprofitable business sectors. The Company continues to aggressively pursue and devote its resources and focus its direction in electronic transaction processing. The Company's agreement with its credit facility in connection with the sale of terminals and portal transactions therewith, the Company must defer revenue gains on the sale of the terminals and portal software.

Cost of deliverables for the quarter ended September 30, 2006 decreased to $554,571 as compared to quarter ended September 30, 2005 of $1,368,583. The decrease in cost of deliverables is directly related to the spike in revenue from the sale of large volume and our major vendor Tesia during the first and second quarter of our prior fiscal year end. The company has developed the MedComConnect portal package that will decrease the cost of deliverables as the company focuses on the sale of the portal software which rendered the medical terminals sales no longer the core revenue model for the Company.

Selling expenses for the quarter ended September 30, 2006 decreased to $30,153 as compared to quarter ended September 30, 2005 of $141,332. This decrease is primarily the result of marketing efforts and includes commissions paid to internal sales personnel to market the Company's products and services. The Company is currently assessing if it will continue with its outside independent sales organizations. Presently the company is increasing is sales team and will increase sales in various target states. The company has introduced the telesales marketing strategy for less expensive sales force and more effective in the future.

General and administrative expenses for the quarter ended September 30, 2006 decreased to $973,082 as compared to quarter ended September 30, 2005 of $1,834,977. This decrease is attributed to the Company's reduction of workforce in their New York operations as the company has streamlined overall employee use. That is the company has implemented and advanced its in-house software to perform many of the services the prior employees were performing. The decrease is related to settling outstanding litigation which resulted decrease in legal fees. The company does not expect additional expense related to this expense in the future. This decrease is attributed to the Company's change in marketing strategy to telesales rather than individual sales personal. The telesales personal still will require technical support for our products and services in relation to increases in sales. The Company issued stock for services in the amount of $151,632 which increased the overall General and Administrative expenses. The services rendered for the stock included software development, royalties expenses, legal and professional, and consulting services by vendors. Vendors that will accept stock for services reduces the burden of cash flow maintained.

Interest expense for the quarter ended September 30, 2006 increased to $98,101 as compared to quarter ended September 30, 2005 of $77,906. This increase is a result of increased sales volume and terminal and software portal sales transactions with the Company's credit facility. Also, expenses were incurred and paid on notes the Company has outstanding. Further the Company has been accelerating payments to Ladco one of its financing arrangements. The payments to Ladco represent a high interest rate and it has been a Company initiative to
reduce the Ladco debt.   Interest income for the quarter ended September 30,
2006 increased to $103,603 as compared to quarter ended September 30, 2005 of $49,139. The increase is due to the high rate of return on the income from our license agreements.

The company incurred $39,600 in the settlement of litigation from Fiscal 2005. The company impaired its assets in the amount of $27,040.

The loss for the quarter ended September 30, 2006 decreased to ($459,910) as compared to quarter ended September 30, 2005 of ($1,848,605). The increase is due to the reduction in sales force and reduction in operations in our New York facility.

No tax benefit was recorded on the expected operating loss for the quarter ended September 30, 2006 as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. For the quarter ended we do not expect to realize a deferred tax asset and it is uncertain, therefore we have provided a 100% valuation of the tax benefit and assets until we are certain to experience net profits in the future to fully realize the tax benefit and tax assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating requirements have been funded primarily on its sale of licensing agreements with hospitals and medical professional and sales of the Company's common stock. During the quarter ended September 30, 2006, the Company's net proceeds from the sale of the terminals and software portals were $1,601,191. The company received $2,178,991in proceeds from the sale of common stock. The Company believes that the cash flows from its monthly service and transaction fees are inadequate to repay the capital obligations and has relied upon the sale of common stock through a private place to sustain its operations.

Cash provided (used) in operating activities for the quarter ended September 30, 2006 was ($795,505) compared to ($1,354,280) for quarter ended September 30, 2005. The Company's focus on core operations results in a higher accounts receivable. The Company receives payments from customers automatically through electronic fund transfers. Collection cycles are generally less than thirty days. The company has grown its operations to reduce the deficit cash flow positions.

Cash used in investing activities was $133,580 for the quarter ended September 30, 2006, compared to $0 for quarter ended September 30, 2005. Streamlining operations and capital budget curtailment practices promoted a reduction in equipment purchases for the Company. However, the company continues to employ software development teams that are upgrading the existing proprietary software in our terminal and portal licensing agreement sold.

Cash provided by financing activities was $990,802 the quarter ended September 30, 2006, as compared to $1,457,630 for quarter ended September 30, 2005. Financing activities primarily consisted of proceeds from the sale of the terminal and software portal transactions through our licensing agreements with hospitals and medical and dental professionals. The company does not have adequate cash flows to satisfy its obligations although have improved cash flow and anticipates have adequate cash flows in the upcoming fiscal period.

The Company has used funds advanced from an affiliated entity that is controlled by the Company's chairman and chief executive officer. As of June 30, 2006 the Company maintained a note payable from this entity for the amount of $794,626 including accrued interest. However in the quarter ended September 30, 2006 the company was able to repay the remaining obligation in the amount of $858,000.

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

Management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded, as a representation that the future events, plans, or expectations contemplated will be achieved. The Company undertakes no obligation to publicly update, review, or revise any forward-looking statements to reflect any change in expectations or any change in events, conditions, or circumstances on which any such statements are based. Our filings with the Securities Exchange Commission, including the Form 10-KSB, and may be accessed at the SEC's web site, www.sec.gov.
                                           ------------

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

MedCom is involved in various legal proceedings and claims as described in our Form 10-KSB for the year ended June 30, 2006. No material developments occurred in any of these proceedings during the quarter ended September 30, 2006. The costs and results associated with these legal proceedings could be significant and could affect the results of future operations.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

REPORTS  ON  FORM  8-K

None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant                           Medcom USA Incorporated
Date: November 13, 2006              By:  /s/ William P. Williams

                                     -------------------------------------------
                                     William P. Williams
                                     Chairman, President Chief Executive Officer
                                     (Principle Executive Officer, Principle
                                     Financial Officer)