Form 10QSB
period 2006-12-31
MEDCOM USA INC
filed 2007-02-14
CIK 907127

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006.

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the transition period from N/A to N/A

Commission File No. 0-25474

MedCom USA, Incorporated
(Name of small business issuer as specified in its charter)

Delaware	65-0287558
State of Incorporation	IRS Employer Identification No.

7975 North Hayden Road, Suite D-333
Scottsdale, AZ 85258
(Address of principal executive offices)
(480) 675-8865
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of the issuer’s common equity outstanding as of February 12, 2007 was 86,844,474 shares of common stock.

Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

MEDCOM USA INCORPORATED
INDEX TO FORM 10-QSB FILING
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2006

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

MEDCOM USA, INCORPORATED
CONDENSED BALANCE SHEET
AS OF DECEMBER 31, 2006

	December 31, 2006 (Unaudited)	June 30, 2006 (Audited)
ASSETS:
CURRENT ASSETS
Cash	$65,314	$1,148
Licensing Contracts - ST	980,056	792,739
Prepaid expenses and other current assets	161,470	207,591
Total current assets	1,206,840	1,001,478

PROCESSING TERMINALS, net	-	776,942
PROPERTY AND EQUIPMENT, net	591,260	530,335

Licensing Contracts - LT	907,637	1,341,627
Notes to Affiliates	212,914	30,757
TOTAL ASSETS	$2,918,651	$3,681,139

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$162,697	$252,214
Accrued expenses and other liabilities	65,058	638,094
Dividend payable	23,750	23,750

Deferred revenue - current portion	500,235	758,629
Licensing obligations - current portion	1,960,362	1,722,541
Total current liabilities	2,712,102	3,395,227

Notes from Affiliates	-	794,625
LICENSING OBLIGATIONS - long-term portion	2,533,008	3,602,773
DEFERRED REVENUE	1,623,567	2,723,911
Total liabilities	6,868,677	10,516,536

STOCKHOLDERS' EQUITY:
Convertible preferred stock, Series A $.001par value, 52,900 shares designated, 4,250 issued and outstanding	4	4
Convertible preferred stock, Series D $.01par value, 50,000 shares designated, 2,850 issued and outstanding	29	29
Common stock, $.0001 par value, 175,000,000 shares authorized, 86,844,474 issued and 70,317,569 outstanding	8,685	7,032
Treasury stock	(37,397)	(37,397)
Paid in capital	83,858,305	80,108,536
Accumulated deficit	(87,779,652)	(86,913,601)
Total stockholders' equity	(3,950,026)	(6,835,397)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,918,651	$3,681,139

See the accompanying notes to these unaudited condensed financial statements.

MEDCOM USA, INCORPORATED
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES:

Terminal sales	$4,058	$36,834	$30,481	$133,438
Service	899,498	914,688	1,820,242	631,527
Licensing Fees	564,348	1,067,216	1,217,772	3,362,103
	1,467,904	2,018,738	3,068,496	4,127,068

COST OF DELIVERABLES:	377,436	936,805	932,007	2,305,388

GROSS PROFIT	1,090,468	1,081,933	2,136,489	1,821,680

OPERATING EXPENSES:
General and administrative	967,235	1,141,769	1,941,813	2,976,747
Sales and marketing	52,596	144,901	82,749	286,235
Depreciation and amortization	321,293	758,824	763,450	1,342,100
Total operating expenses	1,341,124	2,045,494	2,788,012	4,605,082

OPERATING LOSS	(250,655)	(963,561)	(651,523)	(2,783,402)

OTHER (INCOME) AND EXPENSES
Interest expense	291,488	187,484	389,589	265,391
Interest Income	(102,324)	(225,211)	(205,927)	(274,350)
Impairment of Assets	-		27,040
Legal Settlement	9,000		48,600
Other Income	(42,585)		(42,585)	-
Total other expense	155,579	(37,727)	216,717	(8,959)

NET LOSS	(406,234)	(925,834)	(868,240)	(2,774,443)

NET LOSS PER SHARE:
Basic:	$(0.00)	$(0.02)	$(0.01)	$(0.05)
Diluted:	$(0.00)	$(0.02)	$(0.01)	$(0.05)

Weighted Average Common Shares Outstanding
Basic	84,448,739	59,077,105	79,368,685	58,090,470
Diluted	84,448,739	59,077,105	79,368,685	58,090,470

See the accompanying notes to these unaudited condensed financial statements.

MEDCOM USA INCORPORATED
CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	$(868,240)	$(2,774,442)
Adjustments to reconcile net income to net cash
(used in) operating activities:
Depreciation and amortization	763,450	1,342,099
Issuance of common stock as compensation for services - net	720,720	1,078,505
Impairment of assets	27,040	-
Changes in assets and liabilities:
Licensing and Leasing Contracts	(433,117)	(552,005)
Prepaid and other current assets	46,121	(135,007)
Other assets	-	-
Accounts payable and accrued liabilities	(662,553)	(728,195)
Deferred revenue	(1,358,728)	(1,043,609)
Net cash (used) in operating activities:	(1,765,307)	(2,812,654)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property & equipment	(158,025)	-
Net advances to affiliate	(182,157)	-
Net cash (used) and provided by investing activities:	(340,182)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on capital leases	(831,944)	(595,090)
Net repayments of (advances) to Affiliate	(826,197)	(32,634)
Proceeds from sale of common stock	3,452,324	1,239,749
Proceeds from licensing and leasing transaction	375,473	2,231,237
Net cash provided by financing activities	2,169,655	2,843,262

INCREASE (DECREASE) IN CASH	64,166	30,608
CASH, BEGINNING OF PERIOD	1,148	10,207
CASH, END OF PERIOD	$65,314	$40,815

SUPPLEMENTAL CASH FLOW INFORMATION:

See the accompanying notes to these unaudited condensed financial statements

MEDCOM USA INCORPORATED
NOTES TO CONDENSED FINANCIAL STATEMENTS THREE AND SIX MONTHS ENDED DECEMBER 31, 2006 and 2005

1.	Basis of Presentation

Interim Financial Statements

The accompanying interim unaudited condensed financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2006 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s 10-KSB and Annual Report for the fiscal year ended June 30, 2006.

Accounting Policies and Estimates

The preparation of our condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported. A summary of significant accounting policies are detailed in notes to the financial statements which are an integral component of this filing.

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

For the years ended June 30, 2006, the company executed a contract with a major vendor TESIA-PCI, whereby the Company would deliver 1500 units over the period presented. The agreement allowed the minimum billing of $28.50 per month per unit in a pool based on a 15 cent transaction fee. The Company has experienced that the average billing per unit is greater than the minimum with an average billing per unit of approximately $35 per unit. During the six months ended December 31, 2006, 750 units were installed and the remaining units will be installed over the subsequent periods.

The Company has entered into agreements with Tesia-PCI. The agreements entered into by and between the Company and Tesia-PCI represents of a major customer of the Company. The Company realized $642,222 from Tesia-PCI during the six months ended December 31, 2006

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 5 years. The Company’s leaseback transactions of processing terminals to healthcare providers are generally for a period of 48 to 60 months. Depreciation expense for the leased terminal assets are on the straight-line method over the term of the lease in amounts necessary to reduce the carrying amount of the terminal asset. Estimated and actual residual values are reviewed on a regular basis to determine that depreciation amounts are appropriate.

Property & Equipment	973,945
Accumulated Depreciation	(382,686)
Net Property & Equipment	591,260

Amortization of Leasehold Improvements

Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. All leasehold improvements have been fully amortized as of December 31, 2006.

Revenue Recognition

Management determined that the sale-leaseback transactions were capital leases.

The terminals were capitalized at the value determined by the lessor on the basis of the cash flow under the terms of the sale and service agreements with the customers are as follows.

Terminal Assets	6,197,320
Accumulated Amortization	(6,197,320)
Net Terminal Assets	-0-

The Company has since upgraded its technology to address its core revenue model that is the sale of medical software. In recognition of the changes in technology and certain modifications to its licensing agreements the Company has adopted a new accounting method effective July 1, 2005, in accordance with SOP 97-2 and EITF 00-21. SOP 97-2 applies to all entities that license, sell, lease, or market computer software. It also applies to “hosting” arrangements in which the customer has the option to take possession of the software. Hosting arrangements occur when end users do not take possession of the software but rather the software resides on the vendor’s or a third party’s hardware, and the customer accesses and uses the software on an as-needed basis over the Internet or some other connection. It does not, however, apply to revenue earned on products containing software incidental to the product as a whole or to hosting arrangements that do not give the customer the option of taking possession of the software.

SOP 97-2 provides that revenue should be recognized in accordance with contract accounting when the arrangement requires significant production, modification, or customization of the software. When the arrangement does not entail such requirements, revenue should be recognized when persuasive evidence of an agreement exists, delivery has occurred, the vendor’s price is fixed or determinable, and collectibility is probable.

The largest part of revenues stems from vendors’ license fees associated with software. The Company has recognized revenue from license fees when the software was shipped to the customer. The amount and timing of revenue recognition is complicated, however, by multiple-element arrangements that provide for multiple software deliverables [e.g., software products, upgrades or enhancements, postcontract customer support (PCS), or other services]. In hosting arrangements that are within the scope of SOP 97-2, multiple elements might include specified or unspecified upgrade rights, in addition to the software product and the hosting service. The software provider often charges a single fee that must be allocated to the products delivered in the present and in the future.

In an arrangement with multiple deliverables, EITF 00-21 requires that the delivered items be considered a separate unit of accounting if the delivered items have value to the customer on a stand-alone basis, if there is objective and reliable evidence of the fair value of the undelivered items, and if the arrangement includes a general right of return for the delivered item, or if delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor. EITF 00-21 requires allocation of the vendor’s fee to the various elements based on each element’s stand-alone value.

In general, both SOP 97-2 and EITF 00-21 require allocating revenue to all of the elements of a multiple-deliverable arrangement using the relative fair value method, where objective and reliable evidence of fair value is present for all the products contained in the group.

Management has established Vendor-Specific Objective Evidence (“VSOE”) for access fee, equipment, provider enrollment fee, EDI connectivity fee, Payer/Provider fee, benefit verification fee, referral transfer fee, service authorization fee, claim status, training, support, program upgrades, carrier editions, and customized reports. Revenue is accordingly allocated and recognized based on the value of deliverables. VSOE relates the method of accounting under SOP 97-2 and EITF 00-21.

Income Taxes

Management evaluates the probability of the utilization of the deferred income tax assets. The Company has estimated a $24,077,000 deferred income tax asset at December 31, 2006. Of that amount, $22,669,282 related to net operating loss carry-forwards at December 31, 2006. Management determined that because the Company has not yet generated taxable income it was not appropriate to recognize a deferred income tax asset related to the net operating loss carry-forward. Therefore, a fully deferred income tax asset is offset by an equal valuation allowance.

If the Company begins to generate taxable income, management may determine that all of the deferred income tax asset may be recognized. Recognition of the asset could increase after tax income in the future. Federal Net operating loss carryforwards of $52,626,446 expire from 2011 to 2023. State net operating loss carryforwards of $29,603,000 expire from 2005 to 2008. The future utilization of the net operating losses is uncertain.

Fair Value of Financial Instruments

Financial instruments consist primarily of accounts receivable, and obligations under accounts payable, accrued expenses, capital lease obligations and notes payable. The carrying amounts of accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the short maturity of those instruments. The carrying value of the Company’s capital lease arrangements approximates fair value because the instruments were valued at the cost of the equipment at the time the Company entered into the arrangements. The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

Net Loss Per Share

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share.

Use of Estimates

The preparation of condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. This may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Stock-Based Compensation

Statements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS 123, the Company has elected to continue accounting for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

Intangible Assets

The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002. As a result, the Company discontinued amortization of goodwill, and instead annually evaluates the carrying value of goodwill for impairment, in accordance with the provisions of SFAS No. 142. Due to material continued operating losses, the Company determined that its carrying value of goodwill was impaired at June 30, 2005. On the basis of that determination the company wrote off the full remaining carrying value of all intangibles.

Impairment of Assets

The Company performs an assessment of impairment of long-lived assets periodically whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets’ net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

2.	Common Stock Transactions

During six months ended December 31, 2006 and 2005:

Quarter Ended	Stock issued for Cash	Cash Received	Stock issued for Services	Stock issued for Warrents Exercised
September 30, 2005	1,156,999	591,750	685,508	12,997
Decemeber 31, 2005	950,000	380,000	811,500
Total Issued	2,106,999	971,750	1,497,008	12,997

September 30, 2006	7,384,373	2,178,990.50	1,837,331	-
Decemeber 31, 2006	2,579,331	1,273,333.16	4,726,870	192,067
Total Issued	9,963,704	3,452,323.66	6,564,201	192,067

During the period ended September 30, 2006, the Company issued 7,384,373 shares of its common stock for $2,178,990.50. The shares were issued to third parties in a private placement of the Company’s common stock. The shares were sold throughout the quarter ended September 30, 2006, ranging from $.75 per share at the beginning of the period to $.25 per share at the end of the period. Commissions of approximately $350,000 are recorded as a charge in additional paid in capital as direct costs associated with the raising of equity capital.

The Company has issued shares of its common stock as consideration to consultants for services rendered. The value of those shares is determined based on the trading value of the stock at the dates on which the agreements were into for the services. During the period ended September 30, 2006, the Company granted to consultants, 1,837,331 shares of common stock valued between $.75 - $.25. The value of these shares were expensed and or capitalized during the year. The Company issues common stock for services to vendors and consultants in lieu of cash. The Company values those issuances at fair value in accordance SFAS 143 and SAB 107. The company values the issuance at the same value that common stock is sold for cash in a private placement that the company is completing

During the period ended December 31, 2006, the Company issued 2,579,331 shares of its common stock for $1,273,333.16. The shares were issued to third parties in a private placement of the Company’s common stock. The shares were sold throughout the quarter ended December 31, 2006, ranging from $.75 per share at the beginning of the period to $.25 per share at the end of the period. Commissions of approximately $151,028 are recorded as a charge in additional paid in capital as direct costs associated with the raising of equity capital.

The Company has issued shares of its common stock as consideration to consultants for services rendered. The Company also issued common stock for the buy out the royalty arrangement in which there is not further obligation to the holder. The value of those shares is determined based on the trading value of the stock at the dates on which the agreements were into for the services. During the quarter ended December 31, 2006, the Company granted to consultants, 1,486,870 shares of common stock valued between $.75 - $.25. The Company granted to the royalty holders 3,240,000 shares of common stock valued between $.75 - $.25. The issue of this common stock paid all future royalty obligations in full and there is no outstanding contingency or payment required. The value of these shares were expensed and or capitalized during the year.

The Company issues common stock for services to vendors and consultants in lieu of cash. The Company values those issuances at fair value in accordance SFAS 143 and SAB 107. The company values the issuance at the same value that common stock is sold for cash in a private placement that the company is completing

There were no options granted in the end of the period of September 30, 2006 and all options previously granted have been fully vested and therefore there are no pro forma effects for the quarter ended.

Common stock warrants outstanding in the six months ended December 31, 2006 consist of the following:

Number of Warrants	Exercise Price	Expiration of Warrants
486,333	$1.00	6/30/2007
390,400	$2.75	6/30/2007
94,400	$3.00	6/30/2008
148,999	$4.00	7/30/2008
20,000	$4.50	9/30/2008
1,1,40,132

3.	RELATED PARTY TRANSACTIONS

The Company’s president and chairman is a significant shareholder of the Company. This individual controls another entity that is also a significant shareholder of the Company. During the year ended June 30, 2002, the Company moved its administrative offices into space occupied by this related entity that is a significant shareholder of the Company of American Nortel Communications, Inc. The Company shares office space and management and administrative personnel with this related entity. Certain of the Company’s personnel perform functions for the related entity but there was no allocation of personnel related expenses to the related entity in the period ended December 31, 2006 and 2005.

The Company frequently receives advances and advances funds to an entity controlled by the Company’s president and which is a significant shareholder of the Company. The balance due to this affiliate at June 30, 2006 was $794,625 and in the six months ended December 31, 2006 the Company repaid the president $858,000 to pay off the balance due. The Company advanced $168,374 to the president and the balance remains unpaid. The advances are generally short term.

The Company granted 1,000,000 options to Mr. William Bednarski, Chief Operating Officer, and 150,000 options were granted to Mr. Paul Snyder. All options are vested evenly for the next three years. The options are anti-dilutive therefore there is no proforma effect.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This portion of this Quarterly Report on Form 10-QSB, includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Quarterly Report include, but are not limited to our ability to manage growth, involvement in litigation, competition in the health electronic transaction processing, ongoing contractual relationships, dependence upon key personnel, changes in customer demand for product and services, and the adoption of new, or changes in, accounting policies, practices and estimates and the application of such policies, practices, and estimates, and federal and state governmental regulation, specifically in the areas of electronic transaction processing in the health care industries.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Overview

MedCom USA, Inc. (the "Company") a Delaware corporation was formed in August 1991 under the name Sims Communications, Inc. The Company’s primary business was providing telecommunications services. In 1996 the Company introduced four programs to broaden the Company's product and service mix: (a) cellular telephone activation, (b) sale of prepaid calling cards, (c) sale of long distance telephone service and (d) rental of cellular telephones using an overnight courier service. With the exception of the sale of prepaid calling cards and cellular telephone activation, the other programs were discontinued in December 1997. During the fiscal year of 1998, the Company diversified its operations and moved into the area of medical information processing.

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

The Company’s “portal” system encourages customers to process their medical claims through a web-based internet portal. Many customers purchase the terminal for the front office and the portal system for the back office to take advantage of the ease of both products. The data processed through the portal is secured through a third party ASP (Application Service Provider)

Financial Transaction Services

The Company’s revenue cycle management services, provides the healthcare industry a combination of solutions designed to improve collection at the point of service. The system also affords healthcare providers the added benefit of accepting payment through credit, debit, healthcare savings accounts (HSA) and check services. These financial processes are all processed through third party financial institutions.

Patient Easy-Pay is an accounts receivable management program that allows a provider to swipe a patient’s credit card and store the patient’s signature on file. When the patient portion of the bill is determined, at a later date, Patient Easy-Pay allows the healthcare provider to bill the patient’s credit card with a pre-determined amount not to exceed the amount which is not covered by the patient’s insurance. Another Patient Easy Pay option is a recurring installment payment program that will be processed on a specified date determined by the provider and patient. These options insure providers that payments are timely processed with the features of electronic accounts receivable management. These services are all deployed thorough point-of-service terminals or the MedComConnect web portal. Using the MedCom system, healthcare providers are relieved of many of the problems associated with billings and account management, and results in lower administrative documentation and costs.

Patient Eligibility

The MedCom System is also an electronic processing system that simplifies the process of insurance eligibility verification, processes medical claims, and monitors referrals. The MedCom System allows a patient’s primary care physician to request approval from the patient’s insurance carrier or managed care plan for a referral to a secondary physician or specialist. The secondary physician or specialist can use the MedCom system to verify that referrals are approved by the patient’s insurance carrier. The MedCom system’s referral capabilities reduce documentation and administrative costs which results in increased productivity and greater patient information for the specialist, as well as a written record of the referral authorization.

The MedCom System can record and track claims between patients and health care providers for performance evaluation and maintenance of records. After examining a patient the physician enters a patient’s name, procedure code and diagnostic code at a nearby terminal or web portal. This information is then transmitted to MedCom’s secure network, through IP or dial-up, then, processed and transmitted to the appropriate insurance payer for payment directly to the healthcare provider. These results in healthcare providers’ reimbursements being accelerated and outstanding account receivables are reduced. The average time it takes the healthcare providers to collect payments from insurance carriers and plans decreases from an average of 89 days to 7-21 days. Health care providers will benefit from a 100% paperless claim processing system.

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

The Company has formed a new wholly owned subsidiary; Card Activations Technology, Inc. and has spun off the Company's holdings in its proprietary patented technology for the gift and phone cards. Card Activation Technology, Inc. is not effective with the Securities and Exchange Commission requirements and awaits finalization.

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

In the past the Company built its marketing around a strategy of expanding its sales capacity by using experienced external Independent Sales Organizations (ISO’s) and putting less reliance on an internal sales force. MedCom has set-up these Independent Sales Organizations (ISO’s) to market and distribute the MedCom System throughout the U.S. In addition to regional ISO’s which represent approximately 100+ sales people, the Company has signed an agreement with Abanco International and Business Payment Systems’ (BPS) Innerview division and is in the midst of training 200+ sales people in 15 cities around the country. Initial sales have already begun to result from these relationships. Financial service companies comprise an important sales channel that views the healthcare industry as an important growth opportunity. Only 18% of all healthcare payments are made with a credit card today, although according to a recent survey 55% of all consumers would prefer to pay doctor and hospital visits by credit/debit card.

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

Service Agreements

During December 1998, the Company entered into a service agreement with Emdeon Business Services (formally WebMD Envoy). This agreement encompasses the process of Electronic Data Interchange (EDI) transactions and related services. The services provided are complimentary to the Company’s core business, and accomplishes transaction processing services that allows healthcare providers and payers to process medical transactions quickly and accurately, and results in reduced administrative costs and an increase in healthcare reimbursements to healthcare providers.

During June 2005, the Company entered into a service agreement with Tesia-PCI. This agreement to replace and service and support at a minimum of 1,500 POS terminals inclusive of eligibly, claims processing, credit card processing for Tesia’s dental providers.

Revenues

Revenues from the MedCom system are generated through the sale of the web based portal software, POS terminals, and processing insurance benefit eligibility/verification, insurance claims, and financial transaction processing. The Company receives a fixed amount per web portal and POS terminal, and also receives fees for each transaction processed through the MedCom System. Revenue sources include fees for financial transactions processed through the software portal and software terminal, fees for collection of receivables if the Company provides billing services, fees associated with reimbursements made by insurance carriers for submitting claims that are processed electronically, fees for using the system’s referral program and, fees for processing uploaded data.

Due to changes in technology and certain modification to the licenses agreements, the Company has adopted a new method of accounting and revenue recognition in accordance with SOP 97-2 and EITF 00-21 (See “Revenue Recognition”)

Card Activation Technologies, Inc.

The Company has formed a new wholly owned subsidiary, Card Activation Technologies, Inc. for the purpose of spinning off the Company's holdings in its proprietary patented technology for the gift and phone cards.

Additional Information

MedCom files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

Results of Operations

Revenues for the quarter ended December 31, 2006 decreased to $1,467,904 as compared to quarter ended December 31, 2005 of $2,018,738. This decrease in revenue is directly the result of decrease sales of the Company. The three months ended comparisons reports a spike in revenues from the larger vendor contracts with Tesia that continued through out the first and second quarter 2005. The company has changes in the Company's strategic direction in core operations. This included discontinuing declining or unprofitable business sectors. The Company continues to aggressively pursue and devote its resources and focus its direction in electronic transaction processing. The Company’s agreement with its credit facility in connection with the sale of terminals and portal transactions therewith, the Company must defer revenue gains on the sale of the terminals, portal software and various deliverables.

Cost of deliverables for the quarter ended December 31, 2006 decreased to $377,436 as compared to quarter ended December 31, 2005 of $936,805. The decrease in cost of deliverables is directly related to the decrease in royalty payments to third parities. The company paid the future royalty obligation and commitment and is no longer obligated to pay royalties now and in the future. In the prior period comparative there was a spike in costs with Tesia a larger vendor contract. The company has developed the MedComConnect portal package that will decrease the cost of deliverables as the company focuses on the sale of the portal software which rendered the medical terminals sales no longer the core revenue model for the Company.

Selling expenses for the quarter ended December 31, 2006 decreased to $52,596 as compared to quarter ended December 31, 2005 of $144,901. This decrease is primarily the result of marketing efforts and includes commissions paid to internal sales personnel to market the Company’s products and services. The Company is currently assessing if it will continue with its outside independent sales organizations. Presently the company is increasing is sales team and will increase sales in various target states. The company has introduced the telesales marketing strategy for less expensive sales force and more effective in the future.

General and administrative expenses for the quarter ended December 31, 2006 decreased to $967,235 as compared to quarter ended December 31, 2005 of $1,141,769. This decrease is attributed to the Company's reduction of workforce in their New York operations as the company has streamlined overall employee use. That is the company has implemented and advanced its in-house software to perform many of the services the prior employees were performing. The decrease is related to settling outstanding litigation which resulted decrease in legal fees. The company does not expect additional expense related to this expense in the future. This decrease is attributed to the Company's change in marketing strategy to telesales rather than individual sales personal. The telesales personal still will require technical support for our products and services in relation to increases in sales. The company has issued stock for services for software development, royalty expenses, legal and professional, and consulting services by vendors. Vendors that will accept stock for services reduces the burden of cash flow maintained.

Interest expense for the quarter ended December 31, 2006 increased to $291,488 as compared to quarter ended December 31, 2005 of $187,484. This increase is a result of renegotiation of the Company’s credit facility. Also, expenses were incurred and paid on notes the Company has outstanding. Further the Company has been accelerating payments to Ladco and renegotiated the remaining balance of its financing arrangements. The payments to Ladco represent a high interest rate and it has been a Company initiative to reduce the Ladco debt. Interest income for the quarter ended December 31, 2006 decreased to $102,324 as compared to quarter ended December 31, 2005 of $225,211. The decrease is due to the reduction in current sales of the portal software from our license agreements.

The loss for the quarter ended December 31, 2006 decreased to ($406,234) as compared to quarter ended December 31, 2005 of ($925,834). The decrease is due to the reduction in sales force and reduction in operations in our New York facility. Further the payment of our royalty obligation in full to streamline our costs.

No tax benefit was recorded on the expected operating loss for the quarter ended December 31, 2006 as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. For the quarter ended we do not expect to realize a deferred tax asset and it is uncertain, therefore we have provided a 100% valuation of the tax benefit and assets until we are certain to experience net profits in the future to fully realize the tax benefit and tax assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operating requirements have been funded primarily on its sale of licensing agreements with hospitals and medical professional and sales of the Company’s common stock. During the quarter ended December 31, 2006, the Company’s net proceeds from the sale of the terminals and software portals were $1,467,904. The company received $1,273,333in proceeds from the sale of common stock. The Company believes that the cash flows from its monthly service and transaction fees are inadequate to repay the capital obligations and has relied upon the sale of common stock through a private place to sustain its operations.

Cash provided (used) in operating activities for the quarter ended December 31, 2006 was ($1,765,307) compared to ($2,812,654) for quarter ended December 31, 2005. The Company’s focus on core operations results in a higher accounts receivable. The Company receives payments from customers automatically through electronic fund transfers. Collection cycles are generally less than thirty days. The company has grown its operations to reduce the deficit cash flow positions.

Cash used in investing activities was ($340,182) for the quarter ended December 31, 2006, compared to $0 for quarter ended December 31, 2005. Streamlining operations and capital budget curtailment practices promoted a reduction in equipment purchases for the Company. However, the company continues to employ software development teams that are upgrading the existing proprietary software in our terminal and portal licensing agreement sold. The company purchased equipment and developed its portal software of $158,025, advanced funds to the chairman and chief executive officer of $168,000 and advanced funds to Card Activation Technologies, Inc. of $13,474.

Cash provided by financing activities was $2,169,655 the quarter ended December 31, 2006, as compared to $2,843,262 for quarter ended December 31, 2005. Financing activities primarily consisted of proceeds from the sale of the terminal and software portal transactions through our licensing agreements with hospitals and medical and dental professionals. The company does not have adequate cash flows to satisfy its obligations although have improved cash flow and anticipates have adequate cash flows in the upcoming fiscal period.

The Company has used funds advanced from an affiliated entity that is controlled by the Company's chairman and chief executive officer. As of June 30, 2006 the Company maintained a note payable from this entity for the amount of $794,626 including accrued interest. However in the quarter ended December 31, 2006 the company was able to repay the remaining obligation in the amount of $826,197.

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

The company is looking at expanding the market for its services and considering prospective acquisitions that would complement the existing revenue model.

On September 14, 2006 the company renegotiated the Ladco debt. The company agreed to pay penalties and late fees of $268,585.73 in exchange the renegotiated balance would only carry an interest rate of 3% reduced from 21% in the original note. The Company originally owed $3,015,063.45 and renegotiated the balance to $3,283,649.18 which included the accrued penalties and late fees. Further the company would be able to pay the remaining balance of the note for 39 months at $99,500 payments per month until paid in full. Under the renegotiated note the note matures on October 2009.

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

The evaluation of our disclosure controls by our principal executive officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including our chief executive officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principle Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principle Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2006 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the six months ended December 31, 2006. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Form 10-KSB as of June 30, 2006.

Other Considerations

There are numerous factors that affect our business and the results of its operations. Sources of these factors include general economic and business conditions, federal and state regulation of business activities, the level of demand for the Company’s product or services, the level and intensity of competition in the medical transaction processing industry and the pricing pressures that may result, the Company’s ability to develop new services based on new or evolving technology and the market’s acceptance of those new services, the Company’s ability to timely and effectively manage periodic product transitions, the services, customer and geographic sales mix of any particular period, and the ability to continue to improve infrastructure including personnel and systems, to keep pace with the growth in its overall business activities.

Forward-Looking Statements

Except for historical information contained herein, this Form 10-QSB contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company may make written or oral forward-looking statements from time to time in filings with the SEC, in press releases, or otherwise. The words “believes,” “expects,” “anticipates,” “intends,” “forecasts,” “project,” “plans,” “estimates” and similar expressions identify forward-looking statements. Such statements reflect the current views with respect to future events and financial performance or operations and are only as of the date the statements are made. Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. The Company’s actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB, as well as those discussed in Form 10-KSB which is incorporated by reference in this Form 10-QSB.

Management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded, as a representation that the future events, plans, or expectations contemplated will be achieved. The Company undertakes no obligation to publicly update, review, or revise any forward-looking statements to reflect any change in expectations or any change in events, conditions, or circumstances on which any such statements are based. Our filings with the Securities Exchange Commission, including the Form 10-KSB, and may be accessed at the SEC’s web site, www.sec.gov.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

MedCom is involved in various legal proceedings and claims as described in our Form 10-KSB for the year ended June 30, 2006. No material developments occurred in any of these proceedings during the quarter ended December 31, 2006. The costs and results associated with these legal proceedings could be significant and could affect the results of future operations.

ITEM 2.  CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the period ended December 31, 2006.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended December 31, 2006.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended December 31, 2006.

ITEM 5.  OTHER INFORMATION

Medcom USA Incorporated ’s (the “Company”) senior management, will provide information regarding the Company’s key markets, strategic growth initiatives and product development pipeline and will announce revenue and earnings guidance for 2007. Pursuant to Regulation FD, the Company’s slide presentation, which includes financial information, has been furnished as Exhibit 99.1.

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

99.1	Medcom USA Incorporated Investor Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant Date: February 14, 2007	Medcom USA Incorporated By: /s/ William P. Williams
William P. Williams
Chairman, President Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)