Form 10QSB
period 2007-03-31
MEDCOM USA INC
filed 2007-05-15
CIK 907127

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------
                                   FORM 10-QSB
                              --------------------

            (Mark One)
            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2007.

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                         OF THE SECURITIES EXCHANGE ACT

               For the transition period from N/A to N/A

                              ---------------------

                           Commission File No. 0-25474

                              ---------------------

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

Yes       No  X
    ---      ---

     The number of shares of the issuer's common equity outstanding as of March 15, 2007 was 90,371,004 shares of common stock.

Transitional  Small  Business  Disclosure  Format  (check  one):

Yes       No  X
    ---      ---

                                     MEDCOM USA INCORPORATED
                                   INDEX TO FORM 10-QSB FILING
                       FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2007

                                        TABLE OF CONTENTS

                                             PART I
                                     FINANCIAL INFORMATION                                PAGE
Item 1. Financial Statements
            Condensed Balance Sheet
                As of March 31, 2007. . . . . . . . . . . . . . . . . . . . . . . . . . .      3
            Condensed Statements of Operations
                For the Three and Nine months ended March 31, 2007
                and 2006. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4
            Condensed Statements of Cash Flows
                For the Nine months ended March 31, 2007
                and 2006. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5

            Notes to Condensed Financial Statements . . . . . . . . . . . . . . . . . . .   6-12

Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12-18

Item 3. Control and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18-19

                                             PART II
                                       OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20

Item 2.  Changes in Securities and Small Business Issuer Purchases of Equity Securities .     20

Item 3.  Defaults upon Senior Securities. . . . . . . . . . . . . . . . . . . . . . . . .     20

Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . .     20

Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20

Item 5.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20

CERTIFICATIONS

        Exhibit 31 - Management certification . . . . . . . . . . . . . . . . . . . . . .  20-24

        Exhibit 32 - Sarbanes-Oxley Act . . . . . . . . . . . . . . . . . . . . . . . . .  20-24

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                           MEDCOM USA, INCORPORATED
                                           CONDENSED BALANCE SHEET
                                             AS OF MARCH 31, 2007

                                                                        March 31, 2007
                                                                         (Unaudited)

ASSETS:

CURRENT ASSETS
  Cash                                                                   $     55,035
  Licensing Contracts - ST                                                    991,192
    Prepaid expenses and other current assets                                 162,824
                                                                         -------------
      Total current assets                                                  1,209,051
                                                                         -------------

PROPERTY AND EQUIPMENT, net                                                   528,909


  Licensing Contracts - LT                                                    727,142
  Deposits                                                                     17,657
                                                                         -------------
    TOTAL ASSETS                                                         $  2,482,758
                                                                         -------------

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Accounts payable                                                       $    142,409
  Accrued expenses and other liabilities                                       59,714
  Notes Affiliates                                                             60,000
  Dividend payable                                                             23,750
  Deferred revenue - current portion                                          500,235
  Licensing obligations - current portion                                   1,981,132
                                                                         -------------
      Total current liabilities                                             2,767,240
                                                                         -------------

    Notes from Affiliates                                                           -
LICENSING OBLIGATIONS - long-term portion                                   2,047,785
  DEFERRED REVENUE                                                          1,432,310

                                                                         -------------
      Total liabilities                                                     6,247,335
                                                                         -------------

STOCKHOLDERS' EQUITY:
    Convertible preferred stock, Series A $.001par value, 52,900 shares
      designated, 4,250 issued and outstanding                                      4
    Convertible preferred stock, Series D $.01par value, 50,000 shares
      designated, 2,850 issued and outstanding                                     29
    Common stock, $.0001 par value, 175,000,000 shares authorized,
      90,371,004 issued and 70,317,569 outstanding                              9,038
    Treasury stock                                                            (37,397)
    Paid in capital                                                        84,689,076
    Accumulated deficit                                                   (88,425,327)
      Total stockholders' equity                                           (3,764,577)

                                                                         -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  2,482,758


 See the accompanying notes to these unaudited condensed financial statements.

                                     MEDCOM USA, INCORPORATED
                                 CONDENSED STATEMENT OF OPERATIONS
                    FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2007 AND 2006

                                                Three Months Ended          Nine Months Ended
                                                2007          2006          2007          2006
                                            --------------------------  --------------------------
                                            (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
REVENUES:
    Terminal sales                          $    11,200   $    22,778   $    41,681   $   156,216
    Service                                     518,016       890,076     2,338,259     2,642,249
    Licensing Fees                              175,329       399,052     1,393,102     2,640,509
                                            --------------------------  --------------------------
                                                704,546     1,311,906     3,773,042     5,438,974

COST OF DELIVERABLES:                           266,323       370,809     1,198,330     2,676,198
                                            --------------------------  --------------------------

  GROSS PROFIT                                  438,222       941,097     2,574,712     2,762,776
                                            --------------------------  --------------------------

OPERATING EXPENSES:
    General and administrative                  806,947     1,118,451     2,748,760     4,094,904
    Sales and marketing                          97,129       341,165       179,878       627,357
    Depreciation and amortization                 7,055       658,824       770,505     2,000,924
                                            --------------------------  --------------------------
  Total operating expenses                      911,130     2,118,440     3,699,142     6,723,185
                                            --------------------------  --------------------------

OPERATING LOSS                                 (472,907)   (1,177,343)   (1,124,430)   (3,960,409)
                                            --------------------------  --------------------------

OTHER (INCOME) AND EXPENSES
    Interest expense                            270,957       111,651       600,546       377,042
    Interest Income                             (98,189)     (175,339)     (304,116)     (449,689)
    Early Extinguishment of Debt                      -       (76,208)            -       (76,208)
    Legal Settlement                                                         48,600
    Impairment of Assets                                                     27,040
    Other Income                                      -                     (42,585)            -
                                            --------------------------  --------------------------
  Total other expense                           302,768      (139,896)      519,484      (148,855)
                                            --------------------------  --------------------------

      NET LOSS                                 (645,675)   (1,037,447)   (1,513,915)   (3,811,554)
                                            --------------------------  --------------------------

NET LOSS PER SHARE:
  Basic:                                    $     (0.01)  $     (0.02)  $     (0.02)  $     (0.06)
                                            ==========================  ==========================

  Diluted:                                  $     (0.01)  $     (0.02)  $     (0.02)  $     (0.06)
                                            ==========================  ==========================

Weighted Average Common Shares Outstanding
    Basic                                    89,224,348    64,150,290    82,347,773    60,743,480
                                            ==========================  ==========================
    Diluted                                  89,224,348    64,150,290    82,347,773    60,743,480
                                            ==========================  ==========================

  See the accompanying notes to these unaudited condensed financial statements.

                                 MEDCOM USA INCORPORATED.
                             CONDENSED STATEMENT OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006

                                                                    2007          2006
                                                                ------------  ------------
                                                                (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss)                                                    $(1,513,915)  $(3,811,552)
  Adjustments to reconcile net income to net cash
    (used in) operating activities:
  Depreciation and amortization                                     825,801     2,034,971
  Issuance of common stock as compensation for services - net     1,153,985     2,011,552
  Impairment of assets                                               27,040             -
  Changes in assets and liabilities:
    Licensing and Leasing Contracts                                (198,453)     (922,306)
    Prepaid and other current assets                                 44,767      (133,435)
    Other assets                                                          -      (271,167)
    Accounts payable and accrued liabilities                       (584,400)     (829,171)
    Deferred revenue                                             (1,687,382)   (1,529,514)
                                                                ------------  ------------
    Net cash (used) in operating activities:                     (1,932,558)   (3,450,622)
                                                                ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property & equipment                                (158,025)      (88,334)
  Payments for Capital Raised                                       (54,160)
  Net advances to affiliate                                        (182,157)            -
                                                                ------------  ------------
      Net cash (used) and provided by investing activities:        (394,342)      (88,334)
                                                                ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments on capital leases                         (1,544,997)     (769,072)
  Net repayments of to Affiliate                                 (1,312,913)      (42,308)
  Proceeds from sale of common stock                              4,754,324     1,830,698
  Proceeds from licensing and leasing transaction                   484,373     2,531,054
                                                                ------------  ------------
      Net cash provided by financing activities                   2,380,786     3,550,372
                                                                ------------  ------------

INCREASE IN CASH                                                     53,887        11,416
CASH, BEGINNING OF PERIOD                                             1,148        10,207
                                                                ------------  ------------
CASH, END OF PERIOD                                             $    55,035   $    21,623
                                                                ============  ============

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                                   $   189,589   $   217,207
                                                                ============  ============
Income taxes paid                                                         -             -
                                                                ============  ============

  See the accompanying notes to these unaudited condensed financial statements

MEDCOM USA INCORPORATED
NOTES TO CONDENSED FINANCIAL STATEMENTS THREE AND NINE MONTHS ENDED MARCH 31, 2007 AND 2006

1.  BASIS OF PRESENTATION

MedCom USA, Inc. (the "Company") a StateplaceDelaware corporation was formed in August 1991 under the name Sims Communications, Inc. The Company's primary business was providing telecommunications services. In 1996 the Company introduced four programs to broaden the Company's product and service mix: (a) cellular telephone activation, (b) sale of prepaid calling cards, (c) sale of long distance telephone service and (d) rental of cellular telephones using an overnight courier service. With the exception of the sale of prepaid calling cards and cellular telephone activation, the other programs were discontinued in December 1997. During the fiscal year of 1998, the Company diversified its operations and moved into the area of medical information processing.

The Company changed its name to MedCom USA, Inc. in October 1999. During the fiscal years of 1999 and continuing through 2000, the Company directed its efforts in medical information processing.

2.  GOING  CONCERN

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has year end losses from operations and had minimal revenues from operations the nine months ended March 31, 2007. During nine months ended March 31, 2007 the Company incurred net loss of $1,600,000 and has cumulative losses of $88,500,000. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

3.  INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited condensed financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2007 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's 10-KSB and Annual Report for the fiscal year ended June 30, 2006.

Summary  of  significant  accounting  policies
----------------------------------------------
Summarized below are the significant accounting policies of MedCom USA, Inc. ("we," "MedCom," or the "Company"). Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations

Revenue  Recognition
--------------------

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

Vendor-Specific Objective Evidence:
----------------------------------

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

4. Equity

During  nine  months  ended  March  31,  2007  and  2006:

QUARTER ENDED       STOCK ISSUED   CASH RECEIVED  STOCK ISSUED   STOCK ISSUED FOR
                      FOR CASH                    FOR SERVICES  WARRENTS EXERCISED
September 30, 2005     1,156,999  $      591,750       685,508              12,997
Decemeber 31, 2005       950,000  $      380,000       811,500
    March 31, 2006     1,584,788  $      590,949     2,665,848
                    --------------------------------------------------------------
Total Issued           3,691,787  $    1,562,699     4,162,856              12,997

September 30, 2006     7,384,373  $    2,178,991     1,837,331                   -
Decemeber 31, 2006     2,579,331  $    1,273,333     4,726,870             192,067
    March 31, 2007     2,659,000  $    1,302,000       866,530
                    --------------------------------------------------------------
Total Issued          12,622,704  $    4,754,324     7,430,731             192,067

During the period ended September 30, 2006, the Company issued 7,384,373 shares of its common stock for $2,178,991. The shares were issued to third parties in a private placement of the Company's common stock. The shares were sold throughout the quarter ended September 30, 2006, ranging from $.75 per share at the beginning of the period to $.25 per share at the end of the period. Commissions of approximately $350,000 are recorded as a charge in additional paid in capital as direct costs associated with the raising of equity capital.

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

The company values the issuance at the same value that common stock is sold for cash in a private placement that the company is completing

During the period ended December 31, 2006, the Company issued 2,579,331 shares of its common stock for $1,273,333. The shares were issued to third parties in a private placement of the Company's common stock. The shares were sold throughout the quarter ended December 31, 2006, ranging from $.75 per share at the beginning of the period to $.25 per share at the end of the period. Commissions of approximately $151,028 are recorded as a charge in additional paid in capital as direct costs associated with the raising of equity capital.

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

In March 31, 2007 the Company has issued shares of 225,730 common stock as consideration to consultants for services rendered. The Company also issued an additional 640,800common stock for the buy out of the royalty arrangement in which there is no further obligation to the holder. The value of those shares is determined based on the trading value of the of the stock on the dates on which the agreements were into for the services. During the quarter ended March 31, 2007, the Company granted to consultants of 866,530 common shares valued between .35 - .40 cent per share. The Company issued 2,660,000 common shares for $1,302,000.

The Company issues common stock for services to vendors and consultants in lieu of cash. The Company values those issuances at fair value in accordance SFAS 143 and SAB 107. The company values the issuance at the same value that common stock is sold for cash in a private placement that the company is completing

5.  RELATED  PARTY  TRANSACTIONS

The Company's president and chairman is a significant shareholder of the Company. This individual controls another entity that is also a significant shareholder of the Company. During the year ended June 30, 2002, the Company moved its administrative offices into space occupied by this related entity that is a significant shareholder of the Company of American Nortel Communications, Inc. The Company shares office space and management and administrative personnel with this related entity. Certain of the Company's personnel perform functions for the related entity but there was no allocation of personnel related expenses to the related entity in the period ended March 31, 2007 and 2006.

The Company frequently receives advances and advances funds to an entity controlled by the Company's president and which is a significant shareholder of the Company. The balance due to this affiliate at June 30, 2006 was $794,625 and in the period ended December 31, 2006 the Company repaid the president
$858,000 to pay off the balance due. The Company advanced $168,374 to the president and the balance remains unpaid. The advances are generally short term. The Company owes the president $60,000 in unpaid balances for the nine months ended March 31, 2007.

The Company granted 1,000,000 options to Mr. William Bednarski, Chief Operating Officer, and 150,000 options were granted to Mr. Paul Snyder. All options are vested evenly for the next three years. The options are anti-dilutive therefore there is no proforma effect.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management's discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled "Risk Factors" in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2006, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

MedCom has been expanding its position with Hospitals. Working closely with Hospital consultants and targeted seminars. The Company, with its new web based portal product and Medicare access, is becoming an increasingly valuable tool for the outpatient and faculty practice areas of hospitals. By expanding the solutions for Patient Access in the hospitals, MedCom has the opportunity of selling multiple systems through a single source. While the ISO groups focus on individual doctors, dentists and clinics, our hospital team is focusing on multiple unit sales opportunities with hospitals around the country. Medcom has focused is efforts on practice management groups and larger hospitals and has not focused on the telesales efforts and traditional sales methods.

SERVICE AGREEMENTS

During June 2005 and 2006, the Company entered into a service agreement with Tesia-PCI. This agreement to replace and service and support at a minimum of 1,500 POS terminals inclusive of eligibly, claims processing, credit card processing for Tesia's dental providers.

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

The Company has formed a new wholly owned subsidiary, Card Activation Technologies, Inc. for the purpose of spinning off the Company's holdings in its proprietary patented technology for the gift and phone cards. The company has a revolving line of credit extended to Card Activation Technologies to provide for accounting and legal services need to maintain compliance with the Securities and Exchange Commission.

ADDITIONAL INFORMATION

MedCom files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission's Internet site at www.sec.gov.
------------

RESULTS OF OPERATIONS

Revenues for the quarter ended March 31, 2007 decreased to $704,546 as compared to quarter ended March 31, 2006 of $1,311,906. This decrease in revenue is directly the result of decrease sales of the Company. The three months ended comparisons reports a spike in revenues from the larger vendor contracts with Tesia that continued through out the first and second quarter 2005. The company has changes in the Company's strategic direction in core operations. This included discontinuing declining or unprofitable business sectors. The Company continues to aggressively pursue and devote its resources
and focus its direction in electronic transaction processing.   The Company's
agreement with its credit facility in connection with the sale of terminals and portal transactions therewith, the Company must defer revenue gains on the sale of the terminals, portal software and various deliverables.

The Company further refocused is sales to large practice management groups to sell multiple web portals and further have expanded its exposure and future sales with a large dental group. In third quarter the negotiations and relationship with the practice management and dental groups were being fostered and the company will not realize those efforts until fourth quarter of this fiscal year 2007.

Cost of deliverables for the quarter ended March 31, 2007 decreased to $266,323 as compared to quarter ended March 31, 2006 of $370,809. The decrease in cost of deliverables is directly related to the decrease in royalty payments to third parities. The company paid the future royalty obligation and commitment and is no longer obligated to pay royalties now and in the future. In the prior period comparative there was a spike in costs with Tesia a larger vendor contract. The company has developed the MedComConnect portal package that will decrease the cost of deliverables as the company focuses on the sale of the portal software which rendered the medical terminals sales no longer the core revenue model for the Company.

Selling expenses for the quarter ended March 31, 2007 decreased to $97,129 as compared to quarter ended March 31, 2006 of $341,165. This decrease is primarily the result of marketing efforts and includes commissions paid to internal sales personnel to market the Company's products and services. The Company has discontinued with its use of outside independent sales organizations to generate sales of its product. The company has introduced the telesales marketing strategy for less expensive sales force and more effective in the future. The company has been focused on the practice management and large dental groups and should see the results of their efforts in fourth quarter.

General and administrative expenses for the quarter ended March 31, 2007 decreased to $806,947 as compared to quarter ended March 31, 2006 of $1,118,451. This decrease is attributed to the Company's reduction of workforce in their New York operations as the company has streamlined overall employee use. That is the company has implemented and advanced its in-house software to perform many of the services the prior employees were performing. The decrease is related to settling outstanding litigation which resulted decrease in legal fees. The company does not expect additional expense related to this expense in the future. This decrease is attributed to the Company's change in marketing strategy to telesales rather than individual sales personal. The telesales personal still will require technical support for our products and services in relation to increases in sales. The company has issued stock for services for its royalty expenses buy down. The company will no longer have any further royalty payments as the liability has been paid in full. Vendors have accepted stock for services reduces the burden of cash flow maintained.

Interest expense for the quarter ended March 31, 2007 increased to $270,957 as compared to quarter ended March 31, 2006 of $111,651. This increase is a result of renegotiation of the Company's credit facility. Also, expenses were incurred and paid on notes the Company has outstanding. Further the Company has been accelerating payments to Ladco and renegotiated the remaining balance of its financing arrangements. We have also have been paying down the LeeCo obligation which has grown from the increase in financing through LeeCo Financial Inc. The payments to Ladco represent a high interest rate and it has been a Company
initiative to reduce the Ladco debt.   Interest income for the quarter ended
March 31, 2007 decreased to $98,189 as compared to quarter ended March 31, 2006 of $175,339. The decrease is due to the reduction in current sales of the portal software from our license agreements.

The loss for the quarter ended March 31, 2007 decreased to ($645,675) as compared to quarter ended March 31, 2006 of ($1,037,447). The decrease is due to the reduction in sales force and reduction in operations in our New York facility. Further the payment of our royalty obligation in full to streamline our costs.

No tax benefit was recorded on the expected operating loss for the quarter ended March 31, 2007 as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. For the quarter ended we do not expect to realize a deferred tax asset and it is uncertain, therefore we have provided a 100% valuation of the tax benefit and assets until we are certain to experience net profits in the future to fully realize the tax benefit and tax assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating requirements have been funded primarily on its sale of licensing agreements with hospitals and medical professional and sales of the Company's common stock. During the quarter ended March 31, 2007, the Company's net proceeds from the sale of the terminals and software portals were $704,546. The company received $1,302,000in proceeds from the sale of common stock. The Company believes that the cash flows from its monthly service and transaction fees are inadequate to repay the capital obligations and has relied upon the sale of common stock through a private place to sustain its operations.

Cash provided (used) in operating activities for the quarter ended March 31, 2007 was ($1,932,558) compared to ($3,450,622) for quarter ended March 31, 2006.
The Company's focus on core operations results in a higher accounts receivable. The Company receives payments from customers automatically through electronic fund transfers. Collection cycles are generally less than thirty days. The company has grown its operations to reduce the deficit cash flow positions.

Cash used in investing activities was ($394,342) for the quarter ended March 31, 2007, compared to $(88,334) for quarter ended March 31, 2006. Streamlining operations and capital budget curtailment practices promoted a reduction in equipment purchases for the Company. However, the company continues to employ software development teams that are upgrading the existing proprietary software in our terminal and portal licensing agreement sold. The company purchased equipment and developed its portal software of $158,025, advanced funds to the chairman and chief executive officer of $182,157 and payments for capital raising efforts of $54,160.

Cash provided by financing activities was $2,380,786 the quarter ended March 31, 2007, as compared to $3,550,372 for quarter ended March 31, 2006. Financing activities primarily consisted of proceeds from the sale of the terminal and software portal transactions through our licensing agreements with hospitals and medical and dental professionals. The company does not have adequate cash flows to satisfy its obligations although have improved cash flow and anticipates have adequate cash flows in the upcoming fiscal period.

The Company has used funds advanced from an affiliated entity that is controlled by the Company's chairman and chief executive officer. As of June 30, 2006 the Company maintained a note payable from this entity for the amount of $794,626 including accrued interest. However in the quarter ended December 31, 2006 the company was able to repay the remaining obligation in the amount of $826,197.
The company owes $60,000 to the president as all other obligations have been paid in full.

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

On September 14, 2006 the company renegotiated the Ladco debt. The company agreed to pay penalties and late fees of $268,585.73 in exchange the renegotiated balance would only carry an interest rate of 3% reduced from 21% in the original note. The Company originally owed $3,015,063.45 and renegotiated the balance to $3,880,500 which included the accrued penalties and late fees. Further the company would be able to pay the remaining balance of the note for 39 months at $99,500 payments per month until paid in full. Under the renegotiated note the note matures on October 2009. The Company has paid $1,237,812 toward the unpaid balance of $2,671,279 of the Ladco obligation.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

b) Changes in Internal Control over Financial Reporting

During the Quarter ended March 31, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded, as a representation that the future events, plans, or expectations contemplated will be achieved. The Company undertakes no obligation to publicly update, review, or revise any forward-looking statements to reflect any change in expectations or any change in events, conditions, or circumstances on which any such statements are based. Our filings with the Securities Exchange Commission, including the Form 10-KSB, and may be accessed at the SEC's web site, www.sec.gov.
                                           ------------

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

MedCom is involved in various legal proceedings and claims as described in our Form 10-KSB for the year ended June 30, 2006. No material developments occurred in any of these proceedings during the quarter ended March 31, 2007. The costs and results associated with these legal proceedings could be significant and could affect the results of future operations.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the period ended March 31, 2007.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2007.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended March 31, 2007.

ITEM 5.  OTHER INFORMATION

None

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

Date: May 15, 2007               Medcom USA Incorporated
                                 By: /s/ William P. Williams

                                 ----------------------------
                                 William P. Williams
                                 Chairman, President Chief Executive Officer
                                 (Principle Executive Officer, Principle
                                  Financial Officer)