Form 10KSB
period 2007-06-30
MEDCOM USA INC
filed 2007-09-28
CIK 907127

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

       (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2007

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
      State of Incorporation            IRS Employer Identification No.
I

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant''s  revenues  for  the  most  recent  fiscal  year  were  $ 6,000,258

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on September 19, 2007, was approximately $23,040,000.

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS.

Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and the Company''s plans and expectations. Actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-KSB or incorporated herein by reference, including those set forth in Management''s Discussion and Analysis or Plan of Operation.

OVERVIEW

MedCom USA, Inc. (the "Company") a Delaware corporation was formed in August 1991 under the name Sims Communications, Inc. The Company''s primary business was providing telecommunications services. In 1996 the Company introduced four programs to broaden the Company's product and service mix: (a) cellular telephone activation, (b) sale of prepaid calling cards, (c) sale of long distance telephone service and (d) rental of cellular telephones using an overnight courier service. With the exception of the sale of prepaid calling cards and cellular telephone activation the other programs were discontinued in December 1997. During the fiscal year of 1998, the Company redirected its operations and moved into the area of medical information processing.

The Company changed its name to MedCom USA, Inc. in October 1999. During the fiscal years of 1999 and continuing through 2000, the Company directed its efforts in medical information processing. From March 31, 2001 through 2005, the Company operated the Medcom System (""Medcom"") that is deployed through a point-of-sale terminal or web portal offering electronic transaction processing, as well as insurance eligibility verification. Since 2005, the Company has aggressively focused on its primary operations in Electronic Data Interchange
(EDI) and core business in Electronic Medical Transaction Processing.

MEDICAL TRANSACTION PROCESSING
------------------------------

MEDCOM SYSTEM

The Company provides innovative technology-based solutions for the healthcare industries that enable users to efficiently collect, use, analyze and disseminate data from payers, health care providers and patients. The MedCom System currently operates through a point-of-sale terminal or web portal. The point-of-sale terminals are purchased from Hypercom Corporation (Hypercom). The Company business plan consists of offering a service bundled package that would have the capability of processing unlimited claims and eligibility verification for monthly service fees.

The Company''s a ""web portal"" encourages customers to process their medical
claims through an online portal.   Many customers purchase the terminal for the
front office and the portal system for the back office to take advantage of the ease of both products.

FINANCIAL SERVICES

The Company''s credit card center and check services, provides the healthcare industry a combination of services designed to improve collection and approvals of credit/debit card payments along with the added benefit and convenience of personal check guarantee from financial institutions.

Easy-Pay is an accounts receivable management program that allows a provider to swipe a patient''s credit card and store the patient''s signature in the terminals, and bill the patient''s card at a later date when it is determined what services rendered were not covered by the patient''s insurance. Also, Easy- Pay allows patient''s the added benefit and convenience of a one-time payment option or a recurring installment payments that will be processed on a specified date determined by the provider and patient. These options insure providers that payments are timely processed with the features of electronic accounts receivable management. These services are all deployed thorough point-of-sale terminals or web portal. Using the MedCom system, medical providers are relieved of many of the problems associated with billings and account management, and results in lower administrative documentation and costs.

PATIENT ELIGIBILITY

The MedCom System is also an electronic processing system that consolidates insurance eligibility verification, processes medical claims, and monitors referrals. The MedCom System allows a patient''s primary care physician to request approval from the patient''s insurance carrier or managed care plan for a referral to a secondary physician or specialist. The secondary physician or specialist can use the MedCom system to verify referrals are approved by the patient''s insurance carrier. The MedCom system''s referral capabilities reduce documentation and administrative costs which results in increased productivity and greater patient information for the specialist, as well as a written record of the referral authorization.

The MedCom System can record and track encounters between patients and health care providers for performance evaluation and maintenance of records. After examining a patient the physician enters a patient''s name, procedure code and diagnostic code at a nearby terminal. This information is then uploaded to MedCom''s computer network, processed and transmitted back to the provider formatted in both summary and/or detailed reports, and as a result healthcare providers'' reimbursements are accelerated and account receivables are reduced. In managements'' opinion, the average time it takes the healthcare providers to collect payments from insurance carriers and plans decreases from an average of 89 days to 7-21 days. Health care providers will benefit from a 100% paperless claim processing system.

Presently, the MedCom system was able to retrieve on-line eligibility and authorization information from approximately 450 medical insurance companies and plans. Included in this group is the newly activated Medicare Part A & B eligibility for all 50 states. This gives us access to over 42 million lives. The system also electronically processes and submits claims for its healthcare providers to over 1,700 companies. These insurance providers include CIGNA, Prudential, Oxford Health Plan, United Health Plans, Blue Cross, Medicaid, Aetna, Blue Cross/Blue Shield, and Prudential.

COMPETITION

Competing health insurance claims processing and/or benefit verification systems include WebMD (HLTH), NDC Health (NDC), and Per-se Technologies (PSTI). There are similar companies that compete with the Company with respect to its financial transaction processing services performed by the MedCom system. These companies compete with the Company directly or to some degree. Many of these competitors are better capitalized than the Company, and maintain a significant market share in their respective industries.

TECHNICAL  SUPPORT  ASSISTANCE

The Company offers multiple training options for its products and services and is easily accessed at
www.MedComUSA.com.  Onsite training and teleconferencing, and technical support
-----------------
assistance are also features offered to health care providers. Also, a 24-hour terminal replacement program and system upgrades are offered.

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

In the past the Company built its marketing around a strategy of expanding its sales capacity by using experienced external Independent Sales Organizations
(ISO) and putting less reliance on an internal sales force. MedCom has set-up these Independent Sales Organizations (ISOs) to market and distribute the MedCom System throughout the U.S. Financial service companies comprise an important sales channel that views the healthcare industry as an important growth opportunity.Also6% of all healthcare payments are made with a credit card today, although according to a recent survey 55% of all consumers would prefer to pay doctor and hospital visits by credit/debit card.

MedCom has been expanding its position with Hospitals and working closely with Hospital consultants and targeted seminars. The Company, with its new
Onlinewebportal product and Medicare access, is becoming an increasingly valuable tool for the outpatient and faculty practice areas of hospitals. While the ISO groups focus on individual doctors, dentists and clinics, our hospital team is focusing on multiple unit sales opportunities with hospitals around the country.

SERVICE  AGREEMENTS

During June 2005, the Company entered into a service agreement with TESIA-PCI, Inc. This agreement to replace and service and support at a minimum of 1,500 POS terminals inclusive of eligibly, claims processing, credit card processing for TESIA''s dental providers.

PATENT

Card Activation Technologies Inc. (""Card"") is a Delaware corporation headquartered in Chicago, Illinois that owns proprietary patented payment transaction technology used for electronic activation of phone, gift and affinity cards. Medcom owns 60,000,000 shares of common stock of Card which represents 41% of the issued and outstanding shares of Card.

The patent was transferred to Card by MedCom on the formation of Card and in exchange for 146,770,504 shares of Common Stock.

Card is a development stage company that was incorporated in August 2006 in order to own and license, the assigned patent which covers payment transaction technology and the process for taking a card with a magnetic strip or other data capture mechanism and processing transactions or activating the card. This process is utilized for prepaid phone cards, gift cards, and debit-styled cards. As of the date of this report, Card has entered into a license agreement with McDonald''s Corporation. Card has one principal asset, the patented payment transaction technology assigned from MedCom, and one full time and one part-time employee. Card does not expect to commence full scale operations or generate additional revenues until late 2007. Since incorporation, Card has not made any significant purchases or sale of assets, nor has Card been involved in any mergers, acquisitions or consolidations. Card has filed four lawsuits to enforce its patented technology and has sent license agreement requests to a number of companies in order to obtain license agreements with entities that Card believes are infringing its patent.

Card has the ability to market and sell licensing opportunities for the patented technology of processing debit-styled transactions, including processing transactions with debit, phone and gift cards and also activating and adding value to those debit-styled cards. New View Technologies, which was acquired by MedCom USA, developed the patent and all patents were ultimately assigned to Card.

ADDITIONAL  INFORMATION

MedCom files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission''s Public Reference Room at 100 F Street, N.E., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission''s Internet site at www.sec.gov.
-----------

EMPLOYEES

As of fiscal year end June 30, 2007, the Company had 23 employees of which approximately 23 are full-time equivalent employees.

ITEM 2.  DESCRIPTION OF PROPERTY.

As of fiscal year end June 30, 2007 and 2006, the Company maintains its corporate executive offices in Scottsdale, Arizona. The Company leases 1,317 square feet of office space for approximately $32,000 annually. The Company entered into a three-year lease in May 2002 for the Scottsdale facility. The Company also maintains an office in Irvine, California, for executive office space for approximately $1,300 a month to month basis. The Company also leases 5,906 square feet of office space in Islandia, New York, for approximately $104,389 annually; the lease expires March 31, 2008.
Rental Leases on a Monthly Basis:

      Scottsdale        Irvine   Islandia                 Total
2007  $     2,666       $ 1,300  8,699                    12,665

2008  $     2,666       $ 1,300  8,699.                   12,665
                                 Expires March 31, 2008

2007  $     2,666       $ 1,300

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company submitted no matters to a vote of its security holders during the fiscal year ended June 30, 2007 and 2006.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MedCom common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System (""Electronic Bulletin Board) and can be accessed on the Internet at www.otcbb.com under the symbol "EMED."
-------------

At June 30, 2007, there were 92,772,860 shares of common stock of MedCom outstanding and there were approximately 681 shareholders of record of the Company''s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for MedCom''s common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

PERIODS                                   HIGH         LOW
FISCAL YEAR 2007
First Quarter (July - September 2006)     $  .43       $.37
Second Quarter (October - December 2006)  $  .46       $.45
Third Quarter (January - March 2007)      $  .46       $.45
Fourth Quarter (April - June 2007)        $  .43       $.37

FISCAL YEAR 2006
First Quarter (July - September 2005)     $ 1.26       $.98
Second Quarter (October - December 2005)  $  .78       $.65
Third Quarter (January - March 2006)      $  .55       $.25
Fourth Quarter (April - June 2006)        $  .65       $.25

MedCom has never paid dividends on any of its common stock shares. MedCom does not anticipate paying dividends at any time in the foreseeable future and any profits will be reinvested in MedCom''s business. MedCom''s Transfer Agent and Registrar for the common stock is Corporate Stock Transfer located in Denver, Colorado.

SALE OF UNREGISTERED SECURITIES

QUARTER ENDED
                          STOCK ISSUED                  STOCK ISSUED   STOCK ISSUED FOR
                            FOR CASH    CASH RECEIVED   FOR SERVICES  WARRENTS EXERCISED
September 30, 2005           1,156,999  $      591,750       685,508              12,997
December 31, 2005              950,000  $      380,000       811,500                   -
March 31, 2006               1,584,788  $      590,949     2,665,848                   -
June 30, 2006                2,860,861  $      832,592     1,924,636
                          --------------------------------------------------------------
Year Ended June 30, 2006     6,552,648  $    2,395,291     6,087,492              12,997

September 30, 2006           7,384,373  $    2,178,991     1,837,331                   -
December 31, 2006            2,579,331  $    1,273,333     4,726,870                   -
March 31, 2007               2,659,000  $    1,302,000       866,530                   -
June 30, 2007                2,201,856  $      768,651       200,000
                          --------------------------------------------------------------
Year Ended June 30, 2007    14,824,560  $    5,522,975     7,630,731                   -

During the year ended June 30, 2006, the Company issued 6,552,648 shares of its common stock for $2,395,291. The shares were issued to third parties in a private placement of the Company''s common stock. The shares were sold throughout the year ended June 30, 2006, ranging from $1.00 per share at the beginning of the year to $.25 per share at the end of the year. Commissions of approximately $147,455 are recorded as a charge in additional paid in capital as direct costs associated with the raising of equity capital. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were ""accredited investors,"" as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were ""restricted securities"" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

The Company has issued shares of its common stock as consideration to consultants for the fair value of the services rendered. The value of those shares is determined based on the trading value of the stock at the dates on which the agreements were into for the services and the value of services
rendered.   During the year ended June 30, 2006, the Company granted to consultants, 6,087,492 shares of common stock valued in the aggregate at $2,395,370 with a strike price range of $.50 to $1.50 strike price. The stock issued for services includes $247,167 of the royalty buyout provision. The value of these shares was expensed during the year. The Company exercised the royalty buyout provision to reduce the royalty payments to 20% of all sales in June 30, 2006. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

The Company issued 12,997 shares of its common stock under a notice of conversion of common stock warrants as they were cash less warrants. There was not paymen for the exercise of the warrants.

During the year ended June 30, 2007, the Company issued 14,824,560 shares of its common stock for $5,522,975. The shares were issued to third parties in a private placement of the Company''s common stock. The shares were sold throughout the year ended June 30, 2007, ranging from $.75 per share at the beginning of the year to $.25 per share at the end of the year. Commissions of approximately $1,350,078 are recorded as a charge in additional paid in capital as direct costs associated with the raising of equity capital. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were ""accredited investors,"" as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were ""restricted securities"" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

The Company has issued shares of its common stock as consideration to consultants for the fair value of the services rendered. The value of those shares was determined based on the trading value of the stock at the dates on
which the agreements were entered into for the services.   During the year ended
June 30, 2007, the Company granted to consultants and paid out obligations of 7,630,731 shares of common stock valued in the aggregate at $3,900,137 with a strike price range of $.35 to $.75. The Company recorded as a charge in additional paid in capital an obligation buyout for the Royalty arrangement with Dream Technology in the amount of $4,050,480. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

STOCK SPLITS

Share data in this report have been adjusted to reflect the following stock splits relating to the Company's common stock: June 1995: 2-for-1 forward split, February 1996: 1-for-10 reverse split, February 1998: 1-for-4 reverse split, May 2001: 1-for-5 reverse split.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Management''s discussion and analysis contains statements that are forward-looking and involve risks and uncertainties. Several factors could cause actual results to differ materially from those described in such forward-looking statements. This includes the Company''s ability to manage growth, involvement in litigation, competition in the health electronic transaction processing, ongoing contractual relationships, dependence upon key personnel, changes in customer demand for product and services, and the adoption of new, or changes in, accounting policies, practices and estimates and the application of such policies, practices, and estimates, and federal and state governmental regulation, specifically in the areas of electronic transaction processing in the health care industries.

The following financial data should be read in conjunction with the consolidated financial statements of MedCom USA and related notes and other financial information appearing elsewhere in this report.

CRITICAL ACCOUNTING POLICIES

Stock Based Compensation

In December 2004, the FASB issued a revision of SFAS No. 123 ("SFAS No. 123(R)") that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123 and is effective as of the beginning of January 1, 2006. Based on the number of shares and awards outstanding as of December 31, 2005 (and without giving effect to any awards which may be granted in 2006), we do not expect our adoption of SFAS No. 123(R) in January 2006 to have a material impact on the financial statements.

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company has adopted SP FAS 123(R)-5 but it did not have a material impact on its consolidated results of operations and financial condition.

Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management''s initial estimates as reported. A summary of significant accounting policies are detailed in notes to the financial statements which are an integral component of this filing.

Vendor-Specific Objective Evidence:

The Company has nonsoftware and software deliverables which have a specific cost per customer. The costs of the deliverables are valued at based on historical cost, usage and delivered charges. The company delivers the following VSOE:

Provider enrollment, EDI Connectivity, Payer/Provider, Benefit Verification - Govt Billings, Referral Transfers - Govt billing, Benefit Verification - Commercial, Referral Transfer - Commercial, Claim Status, Service Authorization, Maintenance, Training, Support, Program Upgrades, Carrier Editions, and Customized Reports. These deliverables are delivered electronically therefore the average cost is $1.02 per delivery. The company assessed its prior electronic costs these costs average between 80 cents to $1.25 per customers. Management decided to use the average cost of $1.02 to value these deliverables.

The company provides non-software deliverables and has valued these costs based on the average of purchasing the hardware for outside third parties. The non-software deliverables are the terminal which cost $394 per terminal, pin pads which cost $100, check reader which cost $100, Reader Printers which cost $100, and Portal Wedge costs $100. The Company has further cost per terminal to upgrade and update the software to be in compliance with the health care industry which the per terminal and portal costs are $250.

Revenues

A sales staff meets with a dental or medical professional. During that initial meeting a demo is displayed so the professional has first had knowledge of the software and is use. At the time of the meeting a noncancellable licensing agreement is executed along with a service agreement. The license agreement indicates the life of the agreement if the customer wants check readers, pin pads, portal wedge, etc. with the software. These units allow the professional swipe a credit card and medical card for the software to read.

The professional executes the licensing agreement which states the terms for a period of 24 - 60 month agreements, number of portal/units needed, at which location the portals will be used, the monthly licensing amount, (which varies per contract) type of contract whether dental or medical, the amount of the gateway access fee usually $24.95 per month which includes provider enrollment, EDI connectivity, a the monthly maintenance charges that are billed when used as commercial benefit verification, Referral transactions, claims status, service authorizations, maintenance, training, support, programs upgrades, carrier additions, and customized reports. The professional then provides Medcom a voided check or credit card number to automatically withdraw or charge the licensing fee and gateway access fees on a monthly basis. Also those automatic withdrawals include the maintenance charges based upon usage. The professional also agrees to allow Medcom to provide merchant services for Visa/MasterCard. Medcom further agrees that the monthly fees charged for gateway access and licensing fees will commence with in 10 day so of the execution of the noncancellable agreements.

Medcom has substantial upfront expenses such as commission, royalties, software portal, and the software deliverables and pays those costs at the execution of the contract. The company accumulates the entire contract of licensing and gateway access fees and record as the licenses and gateway access fees receivables. The company recognizes revenue in accordance with SOP 97-2 when the software is delivered to the professional and recognizes the remaining portion of the contract over the life of the contract. The company recognizes the revenue of the contract at the time of the deliverables and execution of the contract since the company has substantial costs upfront at the time of delivery. The remaining portion is recognized monthly in accordance the agreement. The company further accrues the prepaid licensing expense, accrued deliverables

The company continues to recognized transaction fees as they receive them. The company collects other fees base upon usage of the software and are not fixed fees such as gateway access and licensing fees and are part of the deliverables such as Provider enrollment, EDI Connectivity, Payer/Provider, Benefit Verification - Govt Billings, Referral Transfers - Govt billing, Benefit Verification - Commercial, Referral Transfer - Commercial, Claim Status, Service Authorization, Maintenance, Training, Support, Program Upgrades, Carrier Editions, and Customized Reports. The company calls these fees transaction fees and are not fixed a determinable and therefore are not accrued but are recognized when used by the customer.

The company enters into a long term debt and long term receivable for the life of the license agreement which is non cancelable agreement. The company collects the monthly licensing and gateway access fees every 30 days over the life of the contract. The company does not collect the entire contract within 30 days but over the terms of the agreement therefore records deferred revenue for the portion of the contract that is recognized over the contract.

The company finances the licensing fees agreement while the gateway access fees are received over the life of the contract. The license fees are finance through Ladco in prior periods and in fiscal 2006 and 2007 through LeeCo. The company as a standard finances the agreements through LeeCo through the term of the contract.

Revenues from the MedCom system are generated through the sale of the portal software, software terminals, and processing insurance benefit eligibility/verification, insurance claims, and financial transaction processing. The Company receives a fixed amount per software portal and software terminal, and also receives fees for each transaction processed through the MedCom System. Revenue sources include fees for financial transactions processed through the software portal and software terminal, fees for collection of receivables if the Company provides billing services, fees associated with reimbursements made by insurance carriers for submitting claims that are processed electronically, fees for using the system''s referral program and, fees for processing uploaded data. The Company also markets a complete billing service using the MedCom System for hospitals and large practice groups. The Company receives a percentage of the billing amount collected under these arrangements.

The Company has adopted the Securities and Exchange Commission''s Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.


Statement of Operations Data
----------------------------
                               Years Ended June 30,    Years Ended June 30,
                               ----------------------------------------------


                                        2007                    2006
                               ---------------------   ----------------------
Revenues                       $           4,004,899   $           6,000,258
Cost of Deliverables                      (1,461,228)             (3,578,345)
Operating and Other Expenses              (5,097,282)             (9,519,611)

Net Loss                       $          (2,553,611)  $          (7,097,698)

Balance Sheet Data:
                               Years Ended June 30,    Years Ended June 30,
                               ----------------------------------------------

                                        2007                    2006
                               ---------------------   ----------------------

Current Assets                 $           1,013,600   $             896,479
Total Assets                               2,125,107               3,576,140
Current Liabilities                        3,341,144               4,248,854
Non Current Liabilities                    4,909,562               6,921,107
Total Liabilities                          8,250,706              11,170,681
Working Capital (Deficit)                 (2,327,544)             (3,352,375)
Shareholders'Equity (Deficit)  $          (6,125,599)  $          (7,594,541)
--------------------------------------------------------------------------------

The  Company  has  declared  no  common  stock  dividends  since  its inception.

FISCAL 2006  OPERATIONS
-----------------------

General. The Company utilizes the MedCom System that is deployed through a processing terminal, PC software, or online processing, and offers electronic transaction processing to the health care industries. During fiscal 2006 and 2007, MedCom USA continues to focus on its primary operations and core business in medical transaction processing.

RESULTS OF OPERATIONS

     FISCAL YEAR END JUNE 30, 2007, COMPARED TO FISCAL YEAR END JUNE 30, 2006

Revenues for Fiscal 2007 decreased to $4,004,899 from $6,000,257 during Fiscal 2006 as 67% reduction. This decrease in revenue is directly the result of changes in the Company's strategic direction in core operations. This included discontinuing declining or unprofitable and business sectors. The Company continues to aggressively pursue and devote its resources and focus its
direction in electronic medical transaction processing.   The Company''s
agreement with its credit facility in connection with the licensing of terminals and portal transactions therewith, the Company must defer revenue on licensing agreement of the terminals and portal software. The decline in revenues is directly related in 2006 the Company executed large licensing agreements with large hospital groups such as Mount Sinai, St. Vincent, Beth Israel, and Continuum Partners. The large hospital groups that licensed our portals licensed at a minimum of 35 portal systems per group. In the case of St. Vincent our portal system is used exclusively by all of their hospital facilities. However, in 2007 the Company was licensing more individual doctor and dental groups that were directly related to our decrease in revenues.

The Company further refocused is sales to large practice management groups to sell multiple web portals and further have expanded its exposure and future sales with a large dental group. In year ended 2007 the negotiations and relationship with the practice management and dental groups were being fostered and the company will not realize those efforts until fiscal year 2008.

Cost of deliverables for the quarter ended fiscal 2007 decreased to $1,461,229 as compared to fiscal 2006 of $3,578,345 a 41% reduction. The company has developed the MedComConnect portal package that will decrease the cost of deliverables as the company focuses on the sale of the portal software which rendered the medical terminals sales no longer the core revenue model for the Company. The decrease in cost of deliverables is directly related to the decrease in revenues from the two fiscal years. Also the decrease is related to the decrease then elimination of 25% royalty payments to third parities. This accomplished by the company''s election to buy out the option of paying royalties to Dream Technologies by issuance of common stock to the parties to eliminate all future royalty payments. Further the company no longer pays commission on future revenues from its noncancellable licensing agreements. Commissions are paid at inception of the licensing agreement at a 10% rate and there are no future payments on residuals revenues from gateway access fees and licensing fees. The company paid the future royalty obligation and commitment and is no longer obligated to pay royalties now and in the future. In the prior period comparative there was a spike in costs with TESIA a larger vendor contract.

Selling expenses for the fiscal 2007 decreased to $209,998 as compared to fiscal 2006 of $602,269 a 34% reduction. This decrease is primarily the result of marketing efforts and includes commissions paid to internal sales personnel to market the Company''s products and services. The company has introduced the telesales marketing strategy for less expensive sales force and more effective in the future. The company has been focused on the practice management and large dental groups and should see the results of their efforts in fourth quarter.

General and administrative expenses for the fiscal 2007 decreased to $3,578,039
as compared to fiscal 2006 of $5,357,144 a 67% reduction.    This decrease is
attributed to the Company's reduction of workforce in their New York operations as the company has streamlined overall employee use. That is the company has implemented and advanced its in-house software to perform many of the services the prior employees were performing manually. The decrease is related to settling outstanding litigation which resulted decrease in legal fees. The company does not expect additional expense related to this expense in the future.

Interest expense for fiscal 2007 decreased to $885,189 as compared to fiscal 2006 of $1,405,015 a 63% reduction. This decrease is a result of renegotiation of the Company''s credit facility with Ladco who was charge a higher interest rate. Also, expenses were incurred and paid on notes the Company has outstanding with LeeCo. Further the Company''s renegotiation has reduced the accrual of interest below 3% until paid in full in 2009. We have also have been paying down the LeeCo obligation which has grown from the increase in financing through LeeCo Financial Inc. The payments to Ladco represented a high interest rate and it has been a Company initiative to reduce the Ladco debt to zero. Interest income for fiscal 2007 decreased to $395,050 as compared to fiscal 2006 of $485,559. The decrease is due to the reduction in current sales of the portal software from our license agreements. The licensing agreements are noncancellable licensing of our portal software in which we capitalize the receivable and liability related to the life of the licensing agreement. The accrual of these licensing agreements results in interest income.

The loss for fiscal 2007 decreased to ($2,553,611) as compared to fiscal 2006 of ($7,097,698). The decrease is due to the reduction in revenue, sales force, royalty expense, commissions, and reduction in operations in our New York facility.

No tax benefit was recorded on the expected operating loss for fiscal 2007 and 2006 as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. For the quarter ended we do not expect to realize a deferred tax asset and it is uncertain, therefore we have provided a 100% valuation of the tax benefit and assets until we are certain to experience net profits in the future to fully realize the tax benefit and tax assets.


LIQUIDITY AND CAPITAL RESOURCES

The Company''s operating requirements have been funded primarily on its sale of licensing agreements with hospitals, medical, and dental professionals and sales of the Company''s common stock. During the fiscal 2007, the Company''s net proceeds from the licensing of the Company''s software portals were $1,505,166 as compared to fiscal 2006 of $1,571,068. The company received $5,522,975 as compared to fiscal 2006 of $2,395,291 in proceeds from the sale of common stock. The Company believes that the cash flows from its monthly service and transaction fees are inadequate to repay the capital obligations and has relied upon the sale of common stock through a private place to sustain its operations.

Cash (used) operating activities for the fiscal year 2007 was ($3,846,787) compared to ($2,763,523) for fiscal year 2006. The Company''s focus on core operations results in an increase in licenses receivable. The Company receives payments from customers automatically through electronic fund transfers. Collection cycles are generally less than thirty days. The company has grown its operations to begin to reduce the deficit cash flow positions. However the company is still operating in a deficit. The company reduced its expenses by exercising a put option to buyout the royalty payments to third parties in the amount of $4,050,480 which was paid in common stock of the company. The company issued common stock valued at for fiscal 2007 of $3,900,137 as compared to $2,395,291 in fiscal 2006. The increase in stock issued for services related to stock issued for the royalty buyout option. The company had depreciation expenses for fiscal 2007 of $2,663,748 as compared to fiscal 2006 of $991,690. The reduction in deprecation is directly related to the write off of the terminal asset capitalized in prior fiscal periods.

Cash used in investing activities was ($134,810) for fiscal 2007, compared to $1,296,695 for fiscal 2006. Streamlining operations and capital budget curtailment practices promoted a reduction in equipment purchases for the Company. However, the company continues to employ software development teams that are upgrading the existing proprietary software in our terminal and portal licensing agreement sold. The company developed its portal software during fiscal 2006. Fiscal 2007 the chairman advanced funds of $489,626 as compared to $487,730 for fiscal 2006. The company advanced funds for fiscal 2007 of $49,541 as compared to $13,100 in fiscal 2006 to Card Activation Technologies, Inc.

Cash provided by financing activities was $3,945,439 for fiscal 2007 as compared to $1,518,959 for fiscal 2006. Financing activities primarily consisted of proceeds from the licensing of our software portal transactions through our licensing agreements with hospitals and medical and dental professionals. The company does not have adequate cash flows to satisfy its obligations although have improved cash flow and anticipates have adequate cash flows in the upcoming fiscal period. The company received proceeds from the sale of common stock for fiscal 2007 of $5,474,375 as compared to fiscal 2006 of $2,395,291. The company decreased its licensing debt for fiscal 2007 of $840,742 as compared to $946,613. The Company increase the cost of raising capital was $1,350,078 for fiscal 2007 as compared to $2,395,291 for fiscal 2006 was due to the increase in the amount of capital raised for fiscal 2007.

The Company has used funds advanced from an affiliated entity that is controlled by the Company's chairman and chief executive officer. As of fiscal 2007 the Company maintained a note payable from this entity for the amount of $305,000 as compared to fiscal 2006 of $794,626 including accrued interest. However in the quarter ended December 31, 2006 the company was able to repay the remaining obligation in the amount of $826,197 and received advances again as of the end of fiscal 2007. The Company owes the chairman $305,000.

The company has funding agreements with LeeCo Financial Service Inc. and Ladco Financial Group who provide exclusive funding for the License agreement between the Company and Licensing. The funding groups accept contracts and adopt the same terms and conditions that the Company and Licensing have agreed. In prior years Ladco required to personally guarantee the licensing agreements which were a financial burden to the company. In fiscal 2006, the company no longer sought funding through Ladco and has consistently sought the funding of LeeCo. LeeCo does not require personal guarantees of licensing agreements other then hospital agreements. LeeCo requires the company to personally guarantee the hospital agreements due to the size and volume of transaction with the terminal and web portals.

The company expects increased cash flow from its existing services fees which include transaction processing, benefit claims processing, direct terminal sales, and credit card processing. The decrease in cost of deliverables is directly related to the sales through our telesales. Further we anticipate increase income from our TESIA-PC contracts that have a higher volume of credit card processing in which we receive a fee per month on all transactions with a 15 cent per transaction fee in fiscal 2008.

The company is looking at expanding the market for its services and considering prospective acquisitions that would complement the existing revenue model. The company has investigated two possible acquisitions but until due diligence is completed and negotiations have been completed we will continue to look for possible new horizontal business mergers.

On September 14, 2006 the company renegotiated the Ladco debt. The company agreed to pay penalties and late fees of $268,585.73 in exchange the renegotiated balance would only carry an interest rate of 3% reduced from 26% in the original note. The Company originally owed $3,015,063 and renegotiated the balance to $3,880,500 which included the accrued penalties and late fees. Further the company would be able to pay the remaining balance of the note for 39 months at $99,500 payments per month until paid in full. Under the renegotiated note the note matures on October 2009. The Company has paid $895,500,000 toward the unpaid for fiscal 2007 and there is an outstanding balance of $2,985,000 of the Ladco obligation.

LeeCo agreement adopts the agreement that the Company executes with the customer. LeeCo collects all funds through ACH and is paid from those proceeds. The excess of those proceeds are collected by the company. LeeCo holds as collateral all the proceeds from the customer leases, access fees and all cash collections and is secured from all assets of the company.

The licensing agreement is executed between the professional and the Medcom. During the course of the agreement the company ACH''s the accounts of the professionals and LeeCo collects the fees and reduces the liability for the licensing fees collected and returns any excess transaction fees to the Company. The professional does not finance their agreement with LeeCo, the company finances the agreement. LeeCo is not a related party of the company. The financing of the licensing agreement is calculated as part of our revenue recognition process as the monthly collection of the licensing fee is recorded against the outstanding balance. Revenue is not recognized in excess of the cash received from our financing of the likening agreement in accordance with SAB 101. The guarantees that are provided in connection with the hospital agreements have not changed our revenue recognition process except the accrual of the interest expense related to the unpaid balances.

In accordance with AICPA TPA 5100.58 - 5100.64

The company has a fixed and determinable licensing fee and gateway access fees. The company has all customer agreements over a period of 24 -60 months. This period the company updates software, and provides various transaction fees outlined as deliverables. The company receives payments through out the term of the agreement. The company incurs upfront expenses in the initial software installation that is outlined in the deliverables and continues to service the customer with the remaining deliverables through out the terms of the contract. Revenue is recognized when the customer pays the ongoing payment through out the term of the contract. Revenue is recognized at the initial installation based upon the cost of deliverables at the time of installation.

The customer does not arrange any financing of the software. The company has recourse in the financing arrangement. The company recognizes revenue upon delivery of the software and over the term of the agreement based up on the deliverables delivered under the terms of the agreement.

The company participates in the financing of the customers'' term contract. The company recognizes revenues to the extent of the expenses paid upfront for the deliverables and then recognizes revenue over the term of the contract. The company defers any revenue of the contract and recognizes that deferred revenue over the remaining term of the contract.

The company has a fixed and determinable licensing arrangement as the company enforces all licensing agreements as they are noncancellable, the company has never altered the terms of the agreement with the original licensing agreement, the company has incremental risk in this arrangement. The company recognizes revenue over the terms of the agreement and further recognizes revenue based upon the costs of deliverable that is required in the initial installation of the software and continues to provide deliverables in accordance with the terms of the agreement.

The company has a standard practice to enter into a financing arrangement with LeeCo and does not provide a concession which makes it fixed and determinable licensing arrangement. Medcom has incremental risk in the financing arrangement with LeeCo and thus has fixed and determinable licensing arrangement.

OTHER CONSIDERATIONS

There are numerous factors that affect the business and the results of its operations. Sources of these factors include general economic and business conditions, federal and state regulation of business activities, the level of demand for product services, the level and intensity of competition in the healthcare electronic transaction processing industry, and the ability to develop new services based on new or evolving technology and the market's acceptance of those new services, the Company''s ability to timely and effectively manage periodic product transitions, the services, customer and geographic sales mix of any particular period, and our ability to continue to improve our infrastructure including personnel and systems to keep pace with the Company''s anticipated rapid growth.

ITEM 7.  FINANCIAL STATEMENTS

MEDCOM USA, INC.
TABLE OF CONTENTS                                                                PAGE
-------------------------------------------------------------------------------  ----
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM:                                   F-2
           Jewett Schwartz Wolfe & Associates

CONSOLIDATED FINANCIAL STATEMENTS:
           Consolidated Balance Sheet at June 30, 2007 and 2006                  F-3

           Consolidated Statements of Operations for the years ended
           June 30, 2007 and 2006                                                F-4

           Consolidated Statements of Stockholders'' Equity for the years ended
           June 30, 2007 and 2006                                                F-5

           Consolidated Statements of Cash Flows for the years ended
           June 30, 2007 and 2006                                                F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                       F-7

                      JEWETT, SCHARTZ, WOLFE & ASSOCIATES
                          CERTIFIED PUBLIC ACCOUNTANTS
================================================================================

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of MEDCOM USA INCORPORATED

We have audited the accompanying consolidated balance sheet of Medcom USA Incorporated and Subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MedCom USA Incorporated, Inc and Subsidiaries, as of June 30, 2007 and 2006, and the results of their operations and their cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $90,226,356 through the period ended June 30, 2007, and current liabilities exceeded current assets by approximately $2,327,543 at June 30, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

As further discussed in Note 14 to the financial statements, the Company had error corrections that resulted in a retroactive restatement impacting this previously issued financial statements for fiscal 2006. The result of the retroactive restatement had no effect on the previously issued independent registered public accountants'' report on these financial statements.


JEWETT, SCHWARTZ, WOLFE & ASSOCIATES
Hollywood, Florida
September 14, 2007 and September 14, 2007 with respect to note 14


  2514 HOLLYWOOD BOULEVARD, SUITE 508  HOLLYWOOD, FLORIDA 33020  TELEPHONE (954)
                          922-5885  FAX (954) 922-5957
  MEMBER - AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS  FLORIDA INSTITUTE
                         OF CERTIFIED PUBLIC ACCOUNTANTS
    PRIVATE COMPANIES PRACTICE SECTION OF THE AICPA  REGISTERED WITH THE PUBLIC
                  COMPANY ACCOUNTING OVERSIGHT BOARD OF THE SEC

MEDCOM USA, INC.
CONSOLIDATED BALANCES SHEETS
FOR YEARS ENDED JUNE 30, 2007 AND 2006
---------------------------------------------------------------------------------------

ASSETS:
                                                                                             2007           2006
                                                                                         -------------  -------------
CURRENT ASSETS
  Cash                                                                                   $     26,210   $     62,338
  Licensing contracts - current portion, net                                                  790,250        626,550
  Prepaid expenses and other current assets                                                   197,140        207,591
                                                                                         -------------  -------------
      Total current assets                                                                  1,013,600        896,479

PROCESSING TERMINALS, net                                                                           -        776,942
PROPERTY AND EQUIPMENT, net                                                                   483,986        530,335

  Licensing contracts - long-term portion. net                                                547,223      1,341,627
  Note receivable affiliates                                                                   62,641         13,100
  Other assets                                                                                 17,657         17,657
                                                                                         -------------  -------------
    TOTAL ASSETS                                                                         $  2,125,107   $  3,576,140
                                                                                         =============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

CURRENT LIABILITIES:
  Accounts payable                                                                       $    123,156   $    252,214
  Accrued expenses and other liabilities                                                       54,442        697,094
  Dividend payable                                                                             23,750         23,750
  Notes from afiliates                                                                        305,000        794,626
  Deferred revenue - current portion                                                          498,972        758,629
  Licensing obligations - current portion                                                   2,335,824      1,722,541
                                                                                         -------------  -------------
      Total current liabilities                                                             3,341,144      4,248,854

Licensing obligations - long-term portion                                                   3,357,175      4,197,917
   Deferred Revenue                                                                         1,552,387      2,723,910
                                                                                         -------------  -------------
      Total liabilities                                                                     8,250,706     11,170,681
                                                                                         -------------  -------------

STOCKHOLDERS' DEFICIENCY:
    Convertible preferred stock, series A $.001par value, 52,900 shares
      designated, 4,250 issued and outstanding                                                      4              4
    Convertible preferred stock, series D $.01par value, 50,000 shares
      designated, 2,850 issued and outstanding                                                     29             29
   Common stock, $.0001 par value, 175,000,000 shares authorized,
     92,772,860 and 70,317,569 issued and outstanding as of                                     9,278          7,032
     June 30, 2007 and 2006, respectively
   Treasury stock                                                                             (37,397)       (37,397)
   Paid-in capital                                                                         84,128,843     80,108,536
   Accumulated deficit                                                                    (90,226,356)   (87,672,745)
                                                                                         -------------  -------------
      Total stockholders' deficiency                                                       (6,125,599)    (7,594,541)
                                                                                         -------------  -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                       $  2,125,107   $  3,576,140
                                                                                         =============  =============

The accompanying notes are an integral part of these consolidated financial statements.

MEDCOM USA, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2007 AND JUNE 30, 2006
-------------------------------------------------------------------------------------------------------------------

                                                                                             2007          2006
                                                                                         ------------  ------------
 REVENUES:
  Terminal sales                                                                         $    41,681   $   275,351
  Service                                                                                  2,458,052     4,153,839
  Licensing fees                                                                           1,505,166     1,571,068
                                                                                         ------------  ------------
                                                                                           4,004,899     6,000,258
COST OF DELIVERABLES:                                                                      1,461,229     3,578,345
                                                                                         ------------  ------------
GROSS PROFIT                                                                               2,543,670     2,421,913
                                                                                         ------------  ------------

OPERATING EXPENSES:
  General and administrative expenses                                                      3,578,039     5,357,144
  Sales and marketing expenses                                                               209,998       602,269
  Depreciation and amortization                                                              770,505     2,663,748
                                                                                         ------------  ------------
    Total operating expenses                                                               4,558,542     8,623,161
                                                                                         ------------  ------------
OPERATING LOSS                                                                            (2,014,872)   (6,201,248)
                                                                                         ------------  ------------

OTHER (INCOME) AND EXPENSES
  Interest expense                                                                           885,189     1,405,015
  Interest Income                                                                           (395,050)     (485,559)
  Legal settlement                                                                            48,600             -
  Gain on extinguishment of debt                                                                   -       (76,208)
  Impairment of assets                                                                             -        53,202
                                                                                         ------------  ------------
    Total other expense                                                                      538,739       896,450
                                                                                         ------------  ------------

LOSS BEFORE INCOME TAXES                                                                  (2,553,611)   (7,097,698)

INCOME TAX BENEFIT                                                                                 -             -
                                                                                         ------------  ------------

NET LOSS                                                                                 $(2,553,611)  $(7,097,698)
                                                                                         ============  ============

NET LOSS PER SHARE:
  Basic and diluted:                                                                     $     (0.03)  $     (0.11)
                                                                                         ============  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic and diluted:                                                                      84,729,836    62,821,854
                                                                                         ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

MEDCOM USA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
--------------------------------------------------------------------------------

                                     \----------- PREFERED STOCK -----------\
                    COMMON     STOCK    PREFERRED A & B      PREFERRED D      PAID-IN      TREASURY    ACCUMULATED
                    SHARES    AMOUNT    SHARES    AMOUNT   SHARES  AMOUNT     CAPITAL       STOCK        DEFICIT        TOTAL
                  ----------  -------  ---------  -------  ------  -------  ------------  ----------  -------------  ------------
  JUNE 30,
    2005          57,664,432  $ 5,767      4,250  $     4   2,850  $    29  $75,700,765   $ (37,397)  $(80,575,047)  $(4,905,879)

Common stock
  issued for cash  6,552,648      655          -        -       -        -    2,394,636           -              -     2,395,291

Common stock
  for
  compensation     6,087,492      609          -        -       -        -    2,394,761           -              -     2,395,370

Exercise of
  cashless
  warrents            12,997        1          -        -       -        -       12,996           -              -        12,997

Cost of royalty
  obligation
  buy out                  -        -          -        -       -        -     (247,167)          -              -      (247,167)

Cost of raising
  capital                  -        -          -        -       -        -     (147,455)          -              -      (147,455)

  Net loss                 -        -          -        -       -        -            -           -     (7,097,698)   (7,097,698)
                  ----------  -------  ---------  -------  ------  -------  ------------  ----------  -------------  ------------

  JUNE 30,
    2006          70,317,569  $ 7,032      4,250  $     4   2,850  $    29  $80,108,536   $ (37,397)  $(87,672,745)  $(7,594,541)
                  ==========  =======  =========  =======  ======  =======  ============  ==========  =============  ============

The accompanying notes are an integral part of these consolidated financial statements.

MEDCOM USA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006 - CONTINUED
-------------------------------------------------------------

                                     \ ----------- PREFERED STOCK -----------\
                        COMMON STOCK     PREFERRED A & B    PREFERRED D      PAID-IN      TREASURY   ACCUMULATED
                      SHARES    AMOUNT   SHARES  AMOUNT   SHARES  AMOUNT     CAPITAL       STOCK       DEFICIT        TOTAL
                    ----------  -------  ------  -------  ------  -------  ------------  ---------  -------------  ------------

  JUNE 30,
    2006            70,317,569  $7,032   4,250     $4     2,850     $29    $80,108,536   $(37,397)  $(87,672,745)  $(7,594,542)
  Common stock
 issued for cash    14,824,560    1,483       -        -       -        -    5,521,491          -              -     5,522,975

Common stock
  issued for
  services           7,630,731      763       -        -       -        -    3,899,374          -              -     3,900,137

Cost of raising
  capital                    -        -       -        -       -        -   (1,350,078)         -              -    (1,350,078)

Cost of royalty
  obligation
  buyout                     -        -       -        -       -        -   (2,723,546)         -              -    (2,723,546)

Cost of put
  royalty obligation
  buyout                     -        -       -        -       -        -   (1,326,934)         -              -    (1,326,934)

  Net loss                   -        -       -        -       -        -            -          -     (2,553,611)   (2,553,611)
                    ----------  -------  ------  -------  ------  -------  ------------  ---------  -------------  ------------

    JUNE 30,
      2007          92,772,860  $ 9,278   4,250  $     4   2,850  $    29  $84,128,843   $(37,397)  $(90,226,356)  $(6,125,599)
                    ==========  =======  ======  =======  ======  =======  ============  =========  -------------  ------------

The accompanying notes are an integral part of these consolidated financial statements.

MEDCOM USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
-------------------------------------------------------------------------------------------------------------------
                                                                                             2007          2006
                                                                                         ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                                               $(2,553,611)  $(7,097,698)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation and amortization                                                              991,690     2,663,748
  Issuance of stock as consideration for services                                          3,900,137     2,395,291
  Costs of royalty options obligation buyout                                              (2,723,546)     (247,167)
  Cost of put royalty option obligation buyout                                            (1,326,934)            -
  Allowance for doubtful accounts                                                             57,948       166,189
  Exercise of warrants                                                                             -        12,997
  Gain on extinguishment of debt                                                                   -        76,208
  Impariment of assets                                                                             -        53,202
  Allowance for sales returns                                                                      -       (82,424)
  Changes in operating assets and liablities:
    Prepaid and other current assets                                                          10,451       (58,503)
    Accounts payable                                                                        (129,058)     (244,528)
    Accrued expenses and other liabilities                                                  (642,652)    1,088,678
    Deferred revenue                                                                      (1,431,182)   (1,489,516)
                                                                                         ------------  ------------
      Net cash used in operating activities                                               (3,846,757)   (2,763,523)
                                                                                         ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchasing of equipment                                                                   (168,399)            -
  Licensing contracts - current portion                                                     (221,648)     (782,649)
  Licensing contracts - long-term portion                                                    794,404     1,604,714
  Note receivable affiliates                                                                 (49,541)      (13,100)
  Notes from affiliates                                                                     (489,626)      487,730
                                                                                         ------------  ------------
    Nett cash (used in) provided by investing activities                                    (134,810)    1,296,695
                                                                                         ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Licensing obligation - current portion                                                      613,284      (176,886)
 Licensing obligation - long-term portion                                                   (840,742)     (551,991)
 Cost of raising capital                                                                  (1,350,078)     (147,455)
 Proceeds from sale of common stock                                                        5,522,975     2,395,291
                                                                                         --------------------------
      Net cash provided by financing activities                                            3,945,439     1,518,959
                                                                                         ------------  ------------

(DECREASE) INCREASE IN CASH                                                                  (36,128)       52,131
CASH, BEGINNING OF YEAR                                                                       62,338        10,207
                                                                                         ------------  ------------
CASH, END OF YEAR                                                                        $    26,210   $    62,338
                                                                                         ============  ============

SUPPLEMENTAL CASH FLOW INFORMATION:
                                                                                             2007          2006
                                                                                         ------------  ------------

   Interest paid                                                                         $   533,493   $   889,790
                                                                                         ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

MEDCOM USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2007AND 2006
--------------------------------------------------------------------------------

NOTE  1  -  BACKGROUND

MedCom USA, Inc. (the "Company") a Delaware corporation was formed in August 1991 under the name Sims Communications, Inc. The Company''s primary business was providing telecommunications services. In 1996 the Company introduced four programs to broaden the Company's product and service mix: (a) cellular telephone activation, (b) sales of prepaid calling cards, (c) sales of long distance telephone service and (d) rental of cellular telephones using an overnight courier service. With the exception of the sale of prepaid calling cards, these four programs were discontinued in December 1997. During the fiscal year of 1998, the Company redirected its operations and moved into the area of medical information processing.

The Company changed its name to MedCom USA, Inc. in October 1999. During fiscal year 1999 and continuing through 2000, the Company directed its efforts in medical information processing. From March 31, 2001 through 2005, the Company operated the MedCom System (MedCom) that deploys through a point-of-sale terminal or personal computer offering electronic transaction processing, as well as insurance eligibility verification. At the end of fiscal 2005 the Company deployed web portal software that functioned in a similar capacity of the terminal point-of-sale system. Since 2005 the Company has continued to focus on the continual maintenance and upgrade of the web portal software. The Company has aggressively focused on its primary operations in Electronic Data Interchange (EDI) and core business in Electronic Medical Transaction Processing.

NOTE  2  -  GOING  CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has year end losses from operations and had minimal revenues from operations in 2007 and 2006. During the year ended June 30, 2007 and 2006 the Company incurred net loss of $2,553,611 and $7,097,698, respectively. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is planning to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Principles  of  Consolidation
-----------------------------

The accompanying financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its wholly owned subsidiaries. The accompanying financial statements include only the active entity of MedCom USA, Inc. The Company has several inactive subsidiaries.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period. Management evaluates these estimates and assumptions on a regular basis. Actual results could differ from those estimates.

The primary management estimates included in these financial statements are the impairment reserves applied to various long-lived assets, allowance for doubtful accounts for gateway access fees and licensing fees, and the fair value of its stock tendered in various non-monetary transactions.

Reclassification
----------------

Certain prior period amounts have been reclassified to conform to current year presentations.

Advertising  Cost
-----------------

All advertising costs are to expensed as incurred. Advertising expense for the year ended June 30, 2007 and 2006 were approximately $7,400 and $15,000, respectively.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2007 and 2006, cash and cash equivalents include cash on hand and cash in the bank.

Property and Equipment
----------------------

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized. The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follow:

                    Depreciation/
                    Amortization
Asset Category         Period
------------------  -------------

Computer Equipment        3 Years
Terminal Software         3 Years
Network Platform          3 Years
Office equipment          5 Years

Income  Taxes
-------------

Deferred income taxes are provided based on the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), to reflect the tax effect of differences in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect at June 30, 2007 and 2006, respectively.

Net  Loss  Per  Share
---------------------

Basic earnings per share is computed in accordance with FASB No. 128 Earnings Per Share, by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of June 30, 2007 and 2006, there were no potential dilutive instruments that could result in share dilution.

Fair  Value  of  Financial  Instruments
---------------------------------------

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents, licensing receivable, prepaid expenses, other assets, and accounts payable, income tax payable, and other current liabilities carrying amounts approximate fair value due to their most maturities.

Stock-Based  Compensation
-------------------------

Statements of Financial Accounting Standards ("SFAS No.") No. 123, Accounting for Stock-Based Compensation, ("SFAS No. 123") established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS No. 123, the Company has elected to continue accounting for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

The Company accounts for stock awards issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18 Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Under SFAS No. 123 and EITF 96-18, stock awards to nonemployees are accounted for at their fair value as determined under Black-Scholes option pricing model.

In December 2004, the FASB issued a revision of SFAS No. 123 ("SFAS No. 123(R)") that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.
SFAS No. 123(R) replaces SFAS No. 123 and is effective as of the beginning of January 1, 2006. Based on the number of shares and awards outstanding as of December 31, 2005 (and without giving effect to any awards which may be granted in 2006), we do not expect our adoption of SFAS No. 123(R) in January 2006 to have a material impact on the financial statements.

Financial Statement Position ("FSP") FAS No. 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company has adopted SP FAS No. 123(R)-5 but it did not have a material impact on its consolidated results of operations and financial condition.

Goodwill  and  Other  Intangible  Assets
----------------------------------------

The Company adopted Statement of Financial Accounting Standard (""SFAS No."") No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002. As a result, the Company discontinued amortization of goodwill, and instead annually evaluates the carrying value of goodwill and other intangible assets for impairment, in accordance with the provisions of SFAS No. 142. There was no impairment of goodwill or other intangible assets in fiscal 2006 and 2007.

Impairment  of  Long-Lived  Assets
----------------------------------

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated a review of impairment of long lived assets.

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

For the years ended June 30, 2007 and 2006, the Company had a major vendor TESIA-PCI for which a contract was executed specifying that the Company would deliver 1500 unit over the period of 2007 and 2006. The agreement allowed the minimum billing of $28.50 per month per unit in a pool based on a 15 cent transaction fee. The average billing per unit experienced was greater than the minimum during fiscal 2007 and 2006.

The Company has entered into agreements with TESIA-PCI. The agreements entered into by and between the Company and TESIA-PCI represents a major licensor of the Company. The Company realized $614,794 in year ended June 30, 2007 as compared to $1,156,000 from TESIA-PCI during the year ended June 30, 2006 in deferred revenue.

Revenue  Recognition
--------------------

Statement of Position ("SOP") 97-2 applies to all entities that license, sell, lease, or market computer software. It also applies to ""hosting"" arrangements in which the customer has the option to take possession of the software. Hosting arrangements occur when end users do not take possession of the software but rather the software resides on the vendor''s or a third party''s hardware, and the customer accesses and uses the software on an as-needed basis over the Internet or some other connection. It does not, however, apply to revenue earned on products containing software incidental to the product as a whole or to hosting arrangements that do not give the customer the option of taking possession of the software.

SOP 97-2 allows for revenue to be recognized in accordance with contract accounting when the arrangement requires significant production, modification, or customization of the software. When the arrangement does not entail such requirements, revenue should be recognized when persuasive evidence of an agreement exists, delivery has occurred, the vendor's price is fixed or determinable, and collectibility is probable.

The largest part of revenues stems from vendors' license fees associated with software. The Company recognizes revenue from license fees when the software is shipped to the customer. The amount and timing of revenue recognition is based on the multiple-element arrangements that provide for multiple software deliverables [e.g., software products, upgrades or enhancements, post contract customer support (PCS), or other services]. In hosting arrangements that are within the scope of SOP 97-2, multiple elements might include specified or unspecified upgrade rights, in addition to the software product and the hosting service. The software provider often charges a single fee that must be allocated to the products delivered.

In an arrangement with multiple deliverables, EITF 00-21 requires that the delivered items be considered a separate unit of accounting if the delivered items have value to the customer on a stand-alone basis, if there is objective and reliable evidence of the fair value of the undelivered items, and if the arrangement includes a general right of return for the delivered item, or if delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor. EITF 00-21 requires allocation of the vendor''s fee to the various elements based on relative fair value of each element''s stand-alone value.

In general, both SOP 97-2 and EITF 00-21 require allocating revenue to all of the elements of a multiple-deliverable arrangement using the relative fair value method, where objective and reliable evidence of fair value is present for all the products contained in the group.

Management has established Vendor-Specific Objective Evidence ("VSOE") for access fee, equipment, provider enrollment fees, EDI connectivity fees, Payer/Provider fees, benefit verification fees, referral transfer fees, service authorization fees, claim status, training, support, program upgrades, carrier editions, and customized reports. Revenue is accordingly allocated and recognized based on the value of deliverables.

The Company has substantial upfront expenses such as commission, royalties, software portal, and the software deliverables and pays those costs at the execution of the contract. The company accumulates the entire contract of licensing and gateway access fees and record as the licenses and gateway access fees receivables. The company recognizes revenue in accordance with SOP 97-2 when the software is delivered to the professional and recognizes the remaining portion of the contract over the life of the contract. The company recognizes the revenue of the contract at the time of the deliverables and execution of the contract since the company has substantial costs upfront at the time of delivery. The remaining portion is recognized monthly in accordance the agreement. The company further accrues the prepaid licensing expense, accrued deliverables

The Company has adopted the Securities and Exchange Commission''s Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

Recent  Accounting  Pronouncements
----------------------------------

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154), which replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption was permissible for fiscal year beginning after June 30, 2005. The Company has elected to early adopt SFAS No. 154. The implementation of SFAS No. 154 resulted in a retroactive restatement impacting the financial statements for fiscal 2005 as noted in Note 14.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company is unable at this time to determine the effect that its adoption of SFAS No. 157 will have on its consolidated results of operations and financial condition.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN
48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company is required to adopt it in the first quarter of fiscal year 2008. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition and is not currently in a position to determine such effects, if any.

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 063 (EITF 06-3), "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF 063 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer. EITF 063 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. The Company currently presents such taxes net. EITF 063 is required to be adopted during the first quarter of fiscal year 2008. These taxes are currently not material to the Company''s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company's balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by the Company in the first quarter of fiscal year
2007.  The  Company  does  not  expect  the  adoption  of  SAB

108 to have a material impact on its consolidated results of operations and financial condition.

Financial Statement Position FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and if that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company does not expect the adoption of FSPs FAS 123(R)-5 to have a material impact on its consolidated results of operations and financial condition. The statements was adopted July 1, 2006.

NOTE  4  -  LICENSING  RECEIVABLE

The Company''s license receivable current portion, net at June 30, 2007 and 2006 consisted of the following:

                                            2007        2006
                                         ----------  ----------
Licensing Contracts                      $ 929,406   $ 792,739
  Less: Allowance for Doubtful Accounts   (139,156)   (166,189)
                                         ----------  ----------
Licensing Contracts - Net                $ 790,250   $ 626,550
                                         ==========  ==========


The Company estimated uncollectible accounts balances and provides an allowance for such estimates. The allowance for doubtful accounts at June 30, 2007 and 2006 consist of an estimate for potentially uncollectible accounts in the MedCom division.

Monthly the Company ACH''s these payments directly from the customers'' account to ensure timely payment. The current customer agreement requires customer sign up of ACH authorization of these fees and other deliverables. All licensing agreements are noncancellable and range from a 24 - 60 month licensing arrangement.

NOTE  5  -  ALLOWANCE  FOR  DOUBTFUL  ACCOUNTS

Changes  in  the  allowance for possible licensing receivables losses as of June
30:

                                2007      2006
                              --------  --------
Balance at beginning of year  $166,189  $113,093
Additions                       57,948   109,642
Write-off                       84,981    56,546
                              --------  --------

Balance at end of year        $139,156  $166,189
                              ========  ========


NOTE  6  -  PROPERTY  AND  EQUIPMENT

Property and equipment, net at June 30, consist of the following:

                                Years     2007        2006
                                -----  ----------  -----------
Computer Equipment                  3  $       -   $  176,484
Terminal Software                   3          -      402,371
Network Platform                    3    807,833      639,437
                                       ----------  -----------

Total property and equipment             807,833    1,218,292
                                       ----------  -----------

Less: accumulated depreciation          (323,847)    (687,957)
                                       ----------  -----------
                                       $ 483,986   $  530,335
                                       ==========  ===========

The depreciation expense for the years ended June 30, 2007 and 2006 was $770,505 and $2,663,748, respectively.

In June 30, 2005 the Company capitalizes the value of the point of sale terminals that are sold under capital sale-leaseback transactions. The terminals are purchased from third party vendors and are recorded as inventory at that time. The Company enters into sale and service agreements with its customers at which time the terminal is programmed with the Company''s proprietary software and installed with the customer. Many of those terminals were the basis for the sale-leaseback transactions. The terminals are capitalized at the value determined by the lessor on the basis of the cash flow under the terms of the sale and service agreements with the customers. As of June 30, 2006 there were remaining terminal assets as follows:

                             2007         2006
                          ----------  ------------
Terminal Assets           $        -  $ 6,197,320
Accumulated Depreciation           -   (5,420,378)
                          ----------  ------------
Net Terminal Assets       $        -  $   776,942
                          ==========  ============


The Company occupies premises under a non-cancelable operating lease expiring on 2008. At June 30, 2007, the approximate future minimum rental commitments under this lease are as follows:

2008:       $  170,000
2009:           63,192
2010:            7,148
            ----------
     Total  $  240,340
            ==========

Total rental payments under the lease agreement totaled $200,881 and $227,160 for the years ended in June 30, 2007 and 2006, respectively.

NOTE  7  -  NOTE  PAYABLE

Notes payable comprise the following:

                                                          2007        2006
                                                       ----------------------
LeeCo agreement adopts the agreement that the
Company executes with the customer.  LeeCo
collects all funds through ACH and is paid from
those proceeds.  The excess of those proceeds are
collected by the company.  LeeCo holds as
collateral all the proceeds from the customer leases,
access fees and all cash collections and is secured
from all assets of the company.                        $2,419,784  $2,606,558


Ladco agreement adopts the agreement that the
Company executes with the customer.  Ladco
collects all funds through ACH and is paid from
those proceeds.  The excess of those proceeds are
collected by the company.  Ladco holds as collateral
all the proceeds from the customer leases, access
fees and all cash collections and is secured from all
assets of the company.                                  2,985,000   3,305,935
  Total LeeCo and Ladco debt                            5,404,784   5,912,493
  Plus long-term portion of accrued deliverable           847,052   1,148,614
  Less interest                                           558,837   1,140,649
                                                       ----------------------
  Total long-term note payable                          5,692,999   5,920,458
  Less current portion                                  2,335,824   1,722,541
                                                       ----------------------
     Long-term portion of note payable                 $3,357,175  $4,197,917
                                                       ======================

On September 14, 2006 the Company renegotiates the Ladco debt in order to be able to pay the remaining balance of the note for 39 months at $99,500 payments per month until paid in full. Under the renegotiated note now matures on October 2009.

NOTE  8  -  STOCKHOLDER''S  DEFICIT

DURING  THE  YEAR  ENDED  JUNE  30,  2007  AND  2006:

During the year ended June 30, 2006, the Company issued 6,552,648 shares of its common stock for $2,395,291. The shares were issued to third parties in a private placement of the Company''s common stock. The shares were sold throughout the year ended June 30, 2006, ranging from $1.00 per share at the beginning of the year to $.25 per share at the end of the year. Commissions of approximately $147,455 are recorded as a charge in additional paid in capital as direct costs associated with the raising of equity capital.

The Company has issued shares of its common stock as consideration to consultants for the fair value of the services rendered. The value of the shares was determined based on the trading value of the stock at the dates on which the agreements were entered into for the services and value of the services rendered. During the year ended June 30, 2006, the Company granted to consultants, 6,087,492 shares of common stock valued in the aggregate at $2,395,370 with a strike price range of $.50 to $1.50. The value of these shares was expensed during the year. The stock issued for services includes $247,167 of the royalty buyout provision. The Company exercised the royalty buyout provision to reduce the royalty payments to 20% of all sales in June 30, 2006.

During the year ended June 30, 2006, the Company issued 12,997 shares of its common stock under a notice of conversion of common stock warrants. There was no payment for the exercise of the warrants as they were cashless warrants and the net amount issued was 12,997.

During the year ended June 30, 2007, the Company issued 14,824,560 shares of its common stock for $5,522,975. The shares were issued to third parties in a private placement of the Company''s common stock. The shares were sold throughout the year ended June 30, 2007, ranging from $.75 per share at the beginning of the year to $.25 per share at the end of the year. Commissions of approximately $1,350,078 are recorded as a charge in additional paid in capital as direct costs associated with the raising of equity capital.

The Company has issued shares of its common stock as consideration to consultants for the fair value of the services rendered. The value of those shares was determined based on the trading value of the stock at the dates on which the agreements were entered into for the services. During the year ended June 30, 2007, the Company granted to consultants and paid out obligations of 7,630,731 shares of common stock valued in the aggregate at $3,900,137 with a strike price range of $.35 to $.75. The Company recorded as a charge in additional paid in capital an obligation buyout for the Royalty arrangement with Dream Technology in the amount of $4,050,480. In connection with the original licensing and subsequent acquisition of MedCom, the Company entered into a royalty agreement with the original Licensor. The royalty provisions of the license agreement remained in effect after the purchase. This agreement was amended in the year ended June 30, 2002. The Company will pay the Licensor 20% of the first $1,000,000 of qualified monthly revenues, less direct costs, generated by the licensed software and 10% of net monthly revenue in excess of $1,000,000. The buyout of this agreement included all past, present, and future royalty arrangements to the original licensor. As of December 31, 2006 no further royalty obligations have been charged to additional paid in capital or charged to expense as the royalty obligation was fully satisfied.

                          STOCK ISSUED                  STOCK ISSUED   STOCK ISSUED FOR
QUARTER ENDED               FOR CASH    CASH RECEIVED   FOR SERVICES  WARRENTS EXERCISED
September 30, 2005           1,156,999  $      591,750       685,508              12,997
December 31, 2005              950,000  $      380,000       811,500                   -
March 31, 2006               1,584,788  $      590,949     2,665,848                   -
June 30, 2006                2,860,861  $      832,592     1,924,636
                          --------------------------------------------------------------
Year Ended June 30, 2006     6,552,648  $    2,395,291     6,087,492              12,997

September 30, 2006           7,384,373  $    2,178,991     1,837,331                   -
December 31, 2006            2,579,331  $    1,273,333     4,726,870                   -
March 31, 2007               2,659,000  $    1,302,000       866,530                   -
June 30, 2007                2,201,856  $      768,651       200,000
                          --------------------------------------------------------------
Year Ended June 30, 2007    14,824,560  $    5,522,975     7,630,731                   -


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

The Company has not declared dividends on the preferred stock for the years ended June 30, 2007 and 2006. At June 30, 2007, there was an accumulated undeclared and unpaid dividend on the Series D preferred stock of $342,000. Total accrued, but unpaid dividends related to the Series D preferred stock was $23,750 at June 30, 2007.

NOTE  9  -  INCOME  TAXES

The provision (benefit) for income taxes from continued operations for the years ended June 30, 2007 and 2006 consist of the following:

                                           --------------------------
                                               2007          2006
                                           --------------------------
Current:
    Federal                                $  (817,100)  $(2,271,200)
    State                                     (204,300)     (567,800)
                                           ------------  ------------
                                            (1,021,400)   (2,839,000)

Deferred:
    Federal                                    817,100     2,271,200
    State                                      204,300       567,800
                                           ------------  ------------
                                             1,021,400     2,839,000

Benefit from the operating
  loss carryforward                                  -             -
                                           ------------  ------------

(Benefit) provision for income taxes, net  $         -   $         -
                                           ============  ============


The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

                                     June 30,
                                   ------------
                                   2007   2006
                                   -----  -----
Statutory federal income tax rate  34.0%  34.0%
State income taxes and other        8.9%   8.9%
                                   -----  -----

Effective tax rate                 42.9%  42.9%
                                   =====  =====

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

                                         June 30,
                                 ----------------------------
                                     2007           2006
                                 -------------  -------------
Allowance for contract losses    $    139,157   $    166,188
Net operating loss carryforward    94,300,000     91,800,000
Valuation allowance               (94,439,157)   (91,966,188)
                                 -------------  -------------

  Deferred income tax asset      $          -   $          -
                                 =============  =============

The Company has a net operating loss carryforward of approximately $94,300,000 available to offset future taxable income through 2028.

During the year ended June 30, 2007, the Company reduced the state portion of the deferred income tax asset related to net operating loss carryforward by $3,884,000 resulting from the expiration of the net operating loss carry forward. The valuation allowance on the deferred income tax asset was decreased by $2,853,000 in the year ended June 30, 2006, resulting primarily from the expiration of state net operating loss carryforwards.

NOTE  10  -  COMMITMENTS  AND  CONTINGENCIES

Licensing  Agreements

In prior periods customers could arrange to have the purchase of the Company''s terminals financed through the financial institution. The Company had an agreement with financial institution Ladco to guarantee varying amounts associated with the financial institution''s arrangements with the customers. Subsequent to June 30, 2005, the Company entered into a new master contract with the financial institution that limits the recourse to the Company to the first payment under the customer''s contract. The amount of such payment would not exceed $100.

In year ended June 30, 2005 the Company renegotiated the customer contracts that included the language that the leases entered into by the customers were non-cancelable under the term of the agreement. The Company further gave incentive to existing customers to enter into the new contract and many customers renewed. The company has refinanced their financing agreement with Ladco to reduce the unpaid balance to zero by October 2009.

NOTE 11 - NET LOSS PER SHARE

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. Preferred stock dividends are subtracted from the net income to determine the amount available to common shareholders. Preferred stock convertible to 115,396 common shares and options and warrants exercisable into 517,991 shares of common stock were not considered in the calculation for diluted earnings per share for the year ended June 30, 2007 and 2006 respectively because the effect of their inclusion would be anti-dilutive.

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company''s president and chairman is a significant shareholder and is its sole officer and director of the Company. The chairman controls American Nortel Communications, Inc. which is also a significant shareholder of the Company. During the year ended June 30, 2002, the Company moved its administrative offices into space occupied by this related entity. The Company shares office space and management and administrative personnel with this related entity. Certain of the Company''s personnel perform functions for the related entity but there was no allocation of personnel related expenses to the related entity in the years ended June 30, 2007 and 2006.

The Company frequently receives advances and advances funds to an entity controlled by the Company''s president and which is a significant shareholder of the Company to cover short-term cash flow deficiencies. During the year ended June 30, 2006, the chairman advanced $758,629 to the Company and received repayments of that advance in December 2006. In June 30, 2007 the chairman advanced $305,000. The balance due to this affiliate at June 30, 2007 was $305,000 and $758,629 for year ended June 30, 2007 and 2006 respectively. The advances are generally short term in nature with an interest rate of 9%. The advances of $305,000 still remain outstanding as of September

2007.

The Company paid management fees of $450,000 to Wilcom, Inc., an entity owned by the Company''s president.

NOTE 13 - STOCK BASED COMPENSATION

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

In December 2004, the FASB issued a revision of SFAS No. 123 ("SFAS No. 123(R)") that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.
SFAS No. 123(R) replaces SFAS No. 123 and is effective as of the beginning of January 1, 2006. Based on the number of shares and awards outstanding as of December 31, 2005 (and without giving effect to any awards which may be granted in 2006), we do not expect our adoption of SFAS No. 123(R) in January 2006 to have a material impact on the financial statements.

Financial  Statement  Position  (""FSP"") FAS No. 123(R)-5 was issued on October
10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company has adopted SP FAS No. 123(R)-5 but it did not have a material impact on its consolidated results of operations and financial condition.

There were no options granted in the year ended June 30, 2007 and 2006 and all options previously granted have been fully vested and therefore there is no pro forma effect for the year then ended. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The Company grants options under several stock option plans. The Company's Incentive Stock Option Plans, Non-Qualified Stock Option Plans and Stock Bonus Plans are collectively referred to as the "Plans". The following sets forth certain information as of June 30, 2007 and 2006 concerning the stock options and stock bonuses granted by the Company pursuant to the Plans. Each option represents the right to purchase one share of the Company's Common Stock.

All options awarded are fully vested, no options were exercised, and all options have expired.

                                      Total shares
                                        reserved      Remaining
                                       under the    options under
                                          plan        the plan
                                      ---------------------------
1998 Incentive Stock Option Plan         1,500,000        400,167
2000 Incentive Stock Option Plan         1,000,000        925,150
2000 Non-Qualified Stock Option Plan     2,000,000      1,820,575
1999 Stock Bonus Plan                      900,000        833,250
2000 Stock Bonus Plan                      500,000        500,000


Common stock warrants outstanding at year ended June 30, 2007 consist of the following:

                 Number of  Exercise   Expiration of
                 Warrants     Price       Warrants

                   517,991  $    1.25  January 7, 2008

All remaining warrants of 517,991 expire January 7, 2008.

The Company accounts for stock awards issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18 Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Under SFAS No. 123 and EITF 96-18, stock awards to nonemployees are accounted for at their fair value as determined under Black-Scholes option pricing model.

NOTE 14 - CORRECTION OF AN ERROR

In 2006, the Company had effort corrections of $759,144 composed of the adjustment to the refinancing of the Ladco long term debt and penalty totaling $592,955 and to the allowance for doubtful account of $166,189. The Company voided $61,190 of expired checks and duplicated expenses that are no longer valid.

The effects of these error corrections on the financial statements resulted in a retroactive restatement impacting the financial statements for fiscal 2006 as follows:

                             2006            2006          2006
                         As Originally        As         Effect of
Assets                     Reported        Adjusted       Change
----------------------  -------------------------------------------
  Total Assets          $    3,681,139   $  3,576,140   $ (104,999)
----------------------  ===========================================
Liabilities
----------------------
  Total Liabilitites    $   10,516,537   $ 11,170,681   $ (654,144)
----------------------  ===========================================
Stockholders' Equity
----------------------
  Accumulated deficit   $  (86,913,601)  $(87,672,745)  $  759,144
                        ===========================================
Operating expenses      $   (7,831,816)  $ (8,623,161)  $  791,345
                        ===========================================
Other expenses          $      928,654   $    896,450   $  (32,201)
                        ===========================================
Net loss                $   (6,338,554)  $ (7,097,698)  $  759,144
                        ===========================================
Net loss per share      $        (0.10)  $      (0.11)        0.01
                        -------------------------------------------


                                *  *  *  *  *  *

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In February 7, 2007 our prior auditor resigned and the Company engaged the firm of Jewett, Schwartz, Wolfe & Associates.

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended June 30, 2007 and 2006.

We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our two recent interim periods December 31, 2006, March 31, 2007, and through September 25, 2007.


ITEM  4.01  CHANGES  IN  REGISTRANT'S  CERTIFYING  ACCOUNTANT.

On February 7, 2007, Jewett, Schwartz, Wolfe & Associates ("JSW") was appointed as the independent auditor for the Medcom USA Inc. (the "Company") commencing with the year ending June 30, 2007, and SE Clark & Company P.C. ("Clark") were dismissed as the independent auditors for the Company as of February 7, 2007. The decision to change auditors was approved by the audit committee of the Company''s Board of Directors on February 7, 2007.

The report of Clark on the financial statements for either of the one most recent completed fiscal years did not contain any adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for the following:

"The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the accumulation of losses and shortage of capital raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

During the Company's one most recent interim quarter September 30, 2006, annual report June 30, 2006, and three prior interim quarters September 30, 2005, December 31, 2005, and March 31, 2006, there were no disagreements with Clark on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Clark, would have caused it to make reference to the subject matter of the disagreements in connection with its report with respect to the financial statements of the Company.

During the Company's one most recent interim quarter September 30, 2006, annual report June 30, 2006, and three prior interim quarters September 30, 2005, December 31, 2005, and March 31, 2006,, there were no "reportable events" as such term is described in Item 304(a)(1)(v) of Regulation S-B under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to the Company.

During the Company's one most recent interim quarter September 30, 2006, annual report June 30, 2006, and three prior interim quarters September 30, 2005, December 31, 2005, and March 31, 2006,, the Company did not consult with JSW with respect to the Company regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-B under the Exchange Act and the related instructions to Item 304 of Regulation S-B) or a "reportable event" (as such term is described in Item 304(a)(1)(v) of Regulation S-B), or (iii) any of the matters or events set forth in Item 304(a)(2)(i) and
(ii) of Regulation S-B.

The Company has furnished a copy of this Report to Clark and requested them to furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Company herein in response to Item 304(a) of Regulation S-K and, if not, stating the respects in which it does not agree. Clark''s response is filed as an exhibit to this Current Report on Form 8-K. The response includes a comment on the December 31, 2006 filing reviewed by JSW of which Clark disagrees with JSW, management, and prior counsel, regarding the disclosures made as a result of a change in estimate.

ITEM  8A.  CONTROLS  AND  PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Annual Report on Form 10-KSB, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our principal executive officer included a review of the controls'' objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including our chief executive officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principle Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principle Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2006 and 2007 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission''s rules and forms. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the years ended June 30, 2006 and 2007. There have not been any significant changes in the Company''s critical accounting policies identified since the Company filed its Form 10-KSB as of June 30, 2006 and 2007.

ITEM 8B. OTHER INFORMATION

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTOR AND EXECUTIVE OFFICER

Mr. William P. Williams as of August 2001 accepted the position of Chief Executive Officer and sole Director of the Company. Information representing Mr. Williams is set forth below:

William P. Williams        54       Chairman, President, Chief Executive Officer, and
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

ITEM  10.  EXECUTIVE  COMPENSATION

General. Mr. William P. Williams serves as the Company''s sole-director and chief executive officer. Pursuant to a Management Services Agreement executed and approved by the Company Mr. Williams was compensated approximately $450,000 for management fees, and other sources or forms of compensation was not paid or collected for Fiscal year ended 2007 and 2006.

SUMMARY COMPENSATION TABLE

The following table sets forth the cash compensation paid by the Company to its Chief Executive Officer and to all other executive officers for services rendered from July 1, 2005 through June 30, 2007. Currently, William P. Williams is the Chairman, Chief Executive Officer, President and Principle Financial Officer.

2007 AND 2006 SUMMARY COMPENSATION TABLE

                                                                                       CHANGE
                                                                                         IN
                                                                                       PENSION
                                                                                        VALUE
                                                                                         AND
                                                                         NON-       NONQUALIFIED
                                                        SECURITIES      EQUITY        DEFERRED
                                           RESTRICTED   UNDERLYING     INCENTIVE       COMPENS     ALL OTHER
NAME AND                                      STOCK       OPTION         PLAN           ATION       COMPENS
PRINCIPAL                                    AWARDS       AWARDS     COMPENSATION     EARNINGS       ATION      TOTAL
POSITION      YEAR  SALARY ($)  BONUS ($)      ($)          ($)           ($)            ($)          ($)        ($)
------------  ----  ----------  ---------  -----------  -----------  -------------  -------------  ----------  --------
William P
Williams (1)  2007     450000.          0            0            0              0              0           0   450,000
              2006     450,000          0            0            0              0              0           0   450,000

     (1) Compensation for Mr. Williams included consulting fees.

OPTION EXERCISES AND STOCK VESTED TABLE

                              OPTION AWARDS                          STOCK AWARDS
                     -------------------------------  -------------------------------------
                       NUMBER OF
                         SHARES                            NUMBER OF
                      ACQUIRED ON    VALUE REALIZED          SHARES         VALUE REALIZED
                        EXERCISE       ON EXERCISE    ACQUIRED ON VESTING     ON VESTING
NAME                      (#)              ($)                (#)                 ($)
William P. Williams               0                0                     0                0


PENSION BENEFITS TABLE

                     PLAN NAME   NUMBER OF YEARS    PRESENT VALUE   PAYMENTS DURING
                                     CREDITED      OF ACCUMULATED         LAST
                                     SERVICE           BENEFIT        FISCAL YEAR
NAME                                   (#)               ($)              ($)
-------------------  ----------  ----------------  ---------------  ----------------

William P. Williams         (1)                 0                0                 0

                       EXECUTIVE       REGISTRANT    AGGREGATE                    AGGREGATE
                     CONTRIBUTIONS   CONTRIBUTIONS    EARNINGS                   BALANCE AT
                        IN LAST         IN LAST       IN LAST      AGGREGATE        LAST
                         FISCAL          FISCAL        FISCAL    WITHDRAWALS /     FISCAL
                          YEAR            YEAR          YEAR     DISTRIBUTIONS    YEAR-END
NAME                      ($)             ($)           ($)           ($)            ($)
William P. Williams               0               0           0               0            0

NAME                   FEES      STOCK    OPTION      NON-       CHANGE    ALL OTHER    TOTAL
                      EARNED    AWARDS    AWARDS     EQUITY        IN       COMPENS      ($)
                        OR        ($)      ($)     INCENTIVE    PENSION      ATION
                      PAID IN                         PLAN       VALUE        ($)
                       CASH                         COMPENS       AND
                        ($)                          ATION     NONQUALIF
                                                      ($)         IED
                                                                DEFERRED
                                                                COMPENS
                                                                 ATION
                                                                EARNINGS
                                                                  ($)
William P. Williams  $      0-        0  $     0-           0           0           0  $    0-

NAME                    YEAR      PERQUISITES         TAX        INSURANCE      COMPANY       SEVERANCE    CHANGE IN   TOTAL
                                   AND OTHER    REIMBURSEMENTS    PREMIUMS   CONTRIBUTIONS    PAYMENTS      CONTROL     ($)
                                    PERSONAL          ($)           ($)            TO        / ACCRUALS    PAYMENTS
                                    BENEFITS                                   RETIREMENT        ($)      / ACCRUALS
                                      ($)                                      AND 401(K)                     ($)
                                                                                 PLANS
                                                                                  ($)
William P. Williams  2007 & 2006             0                0           0               0            0            0       0

NAME                    YEAR       PERSONAL    FINANCIAL   CLUB DUES  EXECUTIVE      TOTAL
                                    USE OF     PLANNING/              RELOCATION  PERQUISITES
                                    COMPANY    LEGAL FEES                             AND
                                  CAR/PARKING                                        OTHER
                                                                                   PERSONAL
                                                                                   BENEFITS
William P. Williams  2007 & 2006            0           0          0           0            0

NAME                  BENEFIT        BEFORE            AFTER        VOLUNTARY   DEATH  DISABILITY  CHANGE
                                   CHARGE IN          CHANGE       TERMINATION                       IN
                                    CONTROL             IN                                         CONTROL
                                TERMINATION W/O       CONTROL
                                    CAUSE OR      TERMINATION W/O
                                    FOR GOOD         CAUSE OR
                                     REASON          FOR GOOD
                                                      REASON
William P. Williams  Severance               (1)                0            0      0           0        0

     (1) Mr. Williams's employment agreement provides payment of salary for all months of unemployment which might remain under his employment contract which was signed on July 2002.

COMPENSATION OF DIRECTORS

Mr. Williams is the sole directors of the Company and is not compensated for those services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. The following table sets forth certain information regarding beneficial ownership of the common stock as of June 30, 2007 and September 25, 2007, by (i) each person who is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the two (2) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the ""Named Executive Officers"") and (iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose and is based on 27,810,446 shares beneficially owned as of June 30, 2007. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, the address of each person; 7975 North Hayden Rd, Suite D333, Scottsdale, AZ 85253.

      Name and Address          Shares Owned (1)  Common Stock
------------------------------  ----------------  -------------
American Nortel Communications        20,582,562            22%
7975 North Hayden Road #D-333
Scottsdale, Arizona 85258

William P. Williams                    7,227,884             8%
7975 North Hayden Road #D-333
Scottsdale, Arizona 85258

(1) Wilcom Inc., Williams Family Trust, and Bill Williams have beneficial ownership of the above stock.

CHANGES IN CONTROL

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES

GENERAL

Our authorized capital stock consists of 175,000,000 shares of common stock, par value $ .0001.

COMMON STOCK

The shares of our common stock presently outstanding, and any shares of our common stock issues upon exercise of stock options and/or warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Since the holders of common stock do not have cumulative voting rights, holders of more than 50% of the outstanding shares can elect all of our Directors, and the holders of the remaining shares by themselves cannot elect any Directors. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

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

DIVIDEND  POLICY

We have never declared any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

OPTIONS  AND  WARRANTS:

As of June 30, 2007 there were no options and 517,991 warrants outstanding to acquire shares of the Company''s common stock outstanding. The Company will not be issuing warrants in any future offering.

CONVERTIBLE  SECURITIES

At  June  30,  2007  we  have  no  convertible  securities.

AMENDMENT  OF  OUR  BYLAWS

Our bylaws may be adopted, amended or repealed by the affirmative vote of a majority of our outstanding shares. Subject to applicable law, our bylaws also may be adopted, amended or repealed by our board of directors.

TRANSFER AGENT

On June 30, 2007, the Company engaged Corporate Stock Transfer to serve in the capacity of transfer agent. Their mailing address and telephone number Corporate Stock Transfer, 3200 Cherry Creek Drive South, Suite 430. Denver, CO 80209 - Phone is (303) 282-4800.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDPENDENCE.

 During the year ended June 30, 2006, our chairman advanced $758,629 to the Company and received repayments of that advance in December 2006. In June 30, 2007 our chairman advanced $305,000. The balance due to this affiliate at June 30, 2007 was $305,000 and $758,629 for year ended June 30, 2007 and 2006
respectively.   The advances are generally short term in nature with an interest rate of 9%.  The advances of $305,000 still remain outstanding.

The affiliated entity frequently advances funds to the Company, which is also a significant shareholder of the Company.

ITEM  13.  EXHIBITS  AND  REPORTS.

EXHIBITS
--------
3.1       Articles of Incorporation (2)

3.2       Amendments to Articles of Incorporation - Fourth Article (2)

3.3       Amendment to Articles of Incorporation - Name Change (2)

10.18     Amendment to License Agreement - Dream Technologies, LLC (1)

--------------------------------------------------------------------------------

(1). Incorporated by reference to the same exhibit filed with Amendment No. 5 to the Company''s Registration Statement on Form S-3 (Commission File No. 333-71179)
(2). Incorporated by reference to the same exhibit filed with the Company''s Annual Report on Form 10-KSB for the year ending June 30, 2001.

REPORTS ON FORM 8-K
-------------------

8-K filed for change in principle auditor in February 7, 2007

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

AUDIT FEES. The aggregate fees billed by S.E. Clark & Company, PC. for professional services rendered for the audit of the Company''s annual financial statements for the fiscal years ended June 30, 2006 approximated $41,000. The aggregate fees billed by S.E.Clark & Company, PC for the review of the financial statements included in the Company''s Forms 10-QSB for fiscal years 2006 approximated $11,000 and for 2007 $ 5,000. The aggregate fees billed by Jewett, Schwartz, Wolfe & Associates for professional services rendered for the audit of the Company''s annual financial statements for fiscal years ended June 30, 2006 and 2007 approximated $55,000. The aggregate fees billed by Jewett, Schwartz, Wolfe & Associates for the review of the financial statements included in the Company''s Forms 10-QSB for fiscal year 2007 approximated $9,000.

AUDIT-RELATED FEES. The aggregate fees billed by S. E. Clark & Company, PC and Jewett, Schwartz, Wolfe & Associates for assurance and related services that are reasonably related to the performance of the audit or review of the Company''s financial statements for the fiscal years ended June 30, 2007 and 2006, and that are not disclosed in the paragraph captioned ""Audit Fees"" above, were $0 and $0, respectively.

TAX FEES. The aggregate fees billed by S.E. Clark & Company and Jewett Schwartz Wolfe & Associates for professional services rendered for tax compliance, tax advice and tax planning for the fiscal year ended June 30, 2007 and 2006 were $0.

ALL OTHER FEES. The aggregate fees billed by S.E. Clark & Company and Jewett Schwartz Wolfe & Associates for products and services, other than the services described in the paragraphs ""Audit Fees,"" ""Audit-Related Fees,"" and ""Tax Fees"" above for the fiscal years ended June 30, 2007 and 2006 approximated $6,000.

ITEM 15: SIGNATURES

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant
Date: September 28, 2007                Medcom USA Incorporated
                                        By: /s/ William P. Williams

                                        ----------------------------------------
                                        William P. Williams
                                        Chairman, President Chief Executive
                                        Officer (Principle Executive Officer)


Date: September 28, 2007                By: /s/ William P. Williams

                                        ----------------------------------------
                                        William P. Williams
                                        Principle Financial Officer


47