Form 10QSB
period 2007-09-30
MEDCOM USA INC
filed 2007-11-13
CIK 907127

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

               For the quarterly period ended September 30, 2007.

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

     The number of shares of the issuer's common equity outstanding as of November 3, 2007 was 94,620,217 shares of common stock.

Transitional  Small  Business  Disclosure  Format  (check  one):

Yes               No        X
      -----               -----

                             MEDCOM USA INCORPORATED
                           INDEX TO FORM 10-QSB FILING
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

                                TABLE OF CONTENTS

                                     PART I
                               FINANCIAL INFORMATION                                         PAGE
Item 1.  Financial Statements
           Condensed Consolidated Balance Sheet
             As of September 30, 2007. . . . . . . . . . . . . . .. . . . . . . . . . . .      3
           Condensed Consolidated Statements of Operations
             For the Three months ended September 30, 2007
             and 2006. . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . . . .      4
           Condensed Consolidated Statements of Cash Flows
             For the Three months ended September 30, 2007
             and 2006. . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . .      5

           Notes to Condensed Financial Statements. . . . . . . . . . . . . . . . . . . .   6-12

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations . . . . . . . . . . . . . . . . . . . .. . . . . . . . .  12-18

Item 3.  Control and Procedures.. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18-19

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20

Item 2.  Changes in Securities and Small Business Issuer Purchases of Equity Securities .     20

Item 3.  Defaults upon Senior Securities. . . . . . . . . . . . . . . . . . . . . . . . .     20

Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . .     20

Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20

Item 5.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20

CERTIFICATIONS

    Exhibit 31 - Management certification . . . . . . . . . . . . . . . . . . . . . . . .  20-24

    Exhibit 32 - Sarbanes-Oxley Act . . . . . . . . . . . . . . . . . . . . . . . . . . .  20-24

                         PART I - FINANCIAL INFORMATION

ITEM  1  -  FINANCIAL  STATEMENTS

MEDCOM USA, INC.
CONDENSED CONSOLIDATED BALANCES SHEETS
AS OF SEPTEMBER 30, 2007
----------------------------------------------------------------------

ASSETS:
                                                                           2007
                                                                       -------------
CURRENT ASSETS
  Cash                                                                 $     91,318
  Licensing contracts - current portion, net                                909,151
  Prepaid expenses and other current assets                                 240,390
                                                                       -------------
    Total current assets                                                  1,240,859

PROPERTY AND EQUIPMENT, net                                                 456,813

  Licensing contracts - long-term portion. net                              391,284
  Note receivable affiliates                                                 62,641
  Other assets                                                               17,657
                                                                       -------------
    TOTAL ASSETS                                                       $  2,169,254
                                                                       =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

CURRENT LIABILITIES:
  Accounts payable                                                     $    197,831
  Accrued expenses and other liabilities                                     52,619
  Dividend payable                                                           23,750
  Notes from affiliates                                                     450,000
  Deferred revenue - current portion                                        498,970
  Licensing obligations - current portion                                 2,332,768
                                                                       -------------
    Total current liabilities                                             3,555,938

Licensing obligations - long-term portion                                 3,011,173
  Deferred Revenue                                                        1,135,944
                                                                       -------------
    Total liabilities                                                     7,703,055
                                                                       -------------

STOCKHOLDERS' DEFICIENCY:
  Convertible preferred stock, series A $.001par value, 52,900 shares
    designated, 4,250 issued and outstanding                                      4
  Convertible preferred stock, series D $.01par value, 50,000 shares
    designated, 2,850 issued and outstanding                                     29
  Common stock, $.0001 par value, 175,000,000 shares authorized,
    94,620,217 issued and outstanding as of  September 30, 2007               9,463
  Treasury stock                                                            (37,397)
  Paid-in capital                                                        84,883,309
  Accumulated deficit                                                   (90,389,209)
                                                                       -------------
    Total stockholders' deficiency                                       (5,533,801)
                                                                       -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                       $  2,169,254
                                                                       =============


    The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCOM USA, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
----------------------------------------------------------------------------------
                                                            2007          2006
                                                        ------------  ------------

REVENUES:
  Terminal sales                                        $         -   $    26,423
  Service                                                   663,571       921,344
  Licensing fees                                            273,485       653,424
                                                        ------------  ------------
                                                            937,056     1,601,191
COST OF DELIVERABLES:                                       331,606       554,571
                                                        ------------  ------------
GROSS PROFIT                                                605,450     1,046,620
                                                        ------------  ------------

OPERATING EXPENSES:
    General and administrative expenses                     620,931       973,082
    Sales and marketing expenses                             16,800        30,153
    Depreciation and amortization                                 -       442,158
                                                        ------------  ------------
      Total operating expenses                              637,731     1,445,393
                                                        ------------  ------------
OPERATING LOSS                                              (32,281)     (398,773)
                                                        ------------  ------------

OTHER (INCOME) AND EXPENSES
   Interest expense                                         199,419        98,101
   Interest Income                                          (68,847)     (103,603)
   Legal settlement                                               -        39,600
   Impairment of assets                                           -        27,040
                                                        ------------  ------------
      Total other expense                                   130,572        61,138
                                                        ------------  ------------

LOSS BEFORE INCOME TAXES                                   (162,853)     (459,911)

INCOME TAX BENEFIT                                                -             -
                                                        ------------  ------------

NET LOSS                                                $  (162,853)  $  (459,911)
                                                        ============  ============

NET LOSS PER SHARE:
  Basic and diluted:                                    $     (0.00)  $     (0.01)
                                                        ============  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic and diluted:                                     93,871,358    75,151,497
                                                        ============  ============


    The accompanying notes are an integral part of these condensed consolidated financial statements


MEDCOM USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
-------------------------------------------------------------------------------
                                                           2007        2006
                                                        ----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $(162,853)  $ (459,910)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation and amortization                            55,296      442,158
  Issuance of stock as consideration for services               -      151,632
  Allowance for doubtful accounts                               -            -
  Impairment of assets                                          -       13,100
  Changes in operating assets and liabilities:
    Prepaid and other current assets                      (43,251)      69,364
    Accounts payable                                       74,676     (238,961)
    Accrued expenses and other liabilities                 (1,822)           -
    Deferred revenue                                     (461,444)    (893,441)
                                                        ----------  -----------
      Net cash provided by (used in) operating           (539,398)    (916,058)
       activities                                       ----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchasing of equipment                                 (28,123)    (133,580)
  Licensing contracts - current portion                  (118,900)     120,552
  Licensing contracts - long-term portion                 155,937      353,721
  Notes from affiliates                                   145,000     (858,000)
                                                        ----------  -----------
    Net cash provided by (used in) investing              153,914     (517,307)
       activities                                       ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Licensing obligation - current portion                   (3,057)    (258,963)
  Licensing obligation - long-term portion               (301,002)    (424,946)
  Cost of raising capital                                 (48,350)           -
  Proceeds from sale of common stock                      803,001    2,178,991
                                                        ----------  -----------
      Net cash provided by financing activities           450,592    1,495,082
                                                        ----------  -----------

(DECREASE) INCREASE IN CASH                                65,108       61,717
CASH, BEGINNING OF YEAR                                    26,210        1,148
                                                        ----------  -----------
CASH, END OF YEAR                                       $  91,318   $   62,865
                                                        ==========  ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
                                                           2007        2006
                                                        ----------  -----------

  Interest paid                                         $  199,419  $   98,000
                                                        ==========  ===========


    The accompanying notes are an integral part of these condensed consolidated financial statements

MEDCOM  USA  INCORPORATED
NOTES TO CONDENSED FINANCIAL STATEMENTS THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

1.  BASIS  OF  PRESENTATION

MedCom USA, Inc. (the "Company") a Delaware corporation was formed in August 1991 under the name Sims Communications, Inc. The Company's primary business was providing telecommunications services. In 1996 the Company introduced four programs to broaden the Company's product and service mix: (a) cellular telephone activation, (b) sale of prepaid calling cards, (c) sale of long distance telephone service and (d) rental of cellular telephones using an overnight courier service. With the exception of the sale of prepaid calling cards and cellular telephone activation, the other programs were discontinued in December 1997. The Company changed its name to MedCom USA, Inc. in October 1999. During the fiscal years of 1999 and continuing through present, the Company directed it efforts in medical information processing.

2.  GOING  CONCERN

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has year end losses from operations and had minimal revenues from operations the three months ended September 30, 2007. During three months ended September 30, 2007 the Company incurred a net loss of $162,853 and has an accumulated deficit of $90,389,209. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

3.  INTERIM  FINANCIAL  STATEMENTS

The accompanying interim unaudited condensed financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2007 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim periods are not necessarily indicative of the results of the full fiscal year. For further information,refer to the financial statements and footnotes thereto included in the Company's 10-KSB and Annual Report for the fiscal year ended June 30, 2007.

4.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Summarized below are the significant accounting policies of MedCom USA, Inc. ("we," "MedCom," or the "Company"). Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations.

Revenue  Recognition
--------------------

Statement of Position Software Revenue Recognition ("SOP") 97-2 applies to all entities that license, sell, lease, or market computer software. It also applies to "hosting" arrangements in which the customer has the option to take possession of the software. Hosting arrangements occur when end users do not take possession of the software but rather the software resides on the vendor's or a third party's hardware, and the customer accesses and uses the software on an as-needed basis over the Internet or some other connection. It does not, however, apply to revenue earned on products containing software incidental to the product as a whole or to hosting arrangements that do not give the customer the option of taking possession of the software.

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

In an arrangement with multiple deliverables, Emerging Issues Task Force Revenue Arrangement with Multiple Deliverables ("EITF") 00-21 requires that the delivered items be considered a separate unit of accounting if the delivered items have value to the customer on a stand-alone basis, if there is objective and reliable evidence of the fair value of the undelivered items, and if the arrangement includes a general right of return for the delivered item, or if delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor. EITF 00-21 requires allocation of the vendor's fee to the various elements based on relative fair value of each element's stand-alone value.

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

The Company has substantial upfront expenses such as commission, royalties, software portal, and the software deliverables and pays those costs at the execution of the contract. The Company accumulates the entire contract of licensing and gateway access fees and records it as the licenses and gateway access fees receivables. The Company recognizes revenue in accordance with SOP 97-2 when the software is delivered to the professional and recognizes the remaining portion of the contract over the life of the contract. The Company recognizes the revenue of the contract at the time of the deliverables and execution of the contract since the Company has substantial costs upfront at the time of delivery. The remaining portion is recognized monthly in accordance with the agreement. The Company further accrues the prepaid licensing expense, accrued deliverables under the fixed and determinable licensing arrangement.

The Company has adopted the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

5.  EQUITY

During  three  months  ended  September  30,  2007  and  2006:

QUARTER ENDED         STOCK ISSUED  CASH RECEIVED   STOCK ISSUED   STOCK ISSUED FOR
                        FOR CASH                    FOR SERVICES  Warrents Exercised
  September 30, 2006     7,384,373  $    2,178,991     1,837,331                   -

                      --------------------------------------------------------------
Total Issued             7,384,373  $    2,178,991     1,837,331                   -

  September 30, 2007     1,847,357  $      803,001             -                   -

                      --------------------------------------------------------------
Total Issued             1,847,357  $      803,001             -                   -

During the period ended September 30, 2006, the Company issued 7,384,373 shares of its common stock for $2,178,991. The shares were issued to third parties in a private placement of the Company's common stock. The shares were sold throughout the quarter ended September 30, 2006, ranging from $.75 per share at the beginning of the period to $.25 per share at the end of the period. Commissions of approximately $350,000 were recorded as a charge in additional paid in capital as direct costs associated with the raising of equity capital.

In the past, the Company has issued shares of its common stock as consideration to consultants for the fair value of the services rendered. The value of those shares is determined based on the trading value of the stock at the dates on which the agreements were entered into for the services and the value of services rendered. During the period ended September 30, 2006, the Company granted to consultants, 1,837,331 shares of common stock valued between $.75 - $.25. The value of these shares issued were expensed during the year.

In September 30, 2007 the Company issued 1,847,357 shares of its common stock for $803,001. The shares were issued to third parties in a private placement of the Company's common stock. The shares were sold throughout the quarter ended September 30, 2007, ranging from $.35 per share at the beginning of the period to $.48 per share at the end of the period. Commissions of approximately $48,350 are recorded as a charge in additional paid in capital as direct costs associated with the raising of equity capital.

In the past, the Company issues common stock for services to vendors and consultants in lieu of cash.

6.  RELATED  PARTY  TRANSACTIONS

The Company's president and chairman is a significant shareholder and is its sole officer and director of the Company. The chairman controls American Nortel Communications, Inc. which is also a significant shareholder of the Company. During the year ended June 30, 2002, the Company moved its administrative offices into space occupied by this related entity. The Company shares office space and management and administrative personnel with this related entity. Certain of the Company's personnel perform functions for the related entity but there was no allocation of personnel related expenses to the related entity in the three months ended September 30, 2007 and 2006.

The Company frequently receives advances, and advances funds to an entity controlled by the Company's president, which is a significant shareholder of the Company to cover short-term cash flow deficiencies. In the three months ended June 30, 2007 the chairman advanced $305,000. In the three months ended September 30, 2007 the chairman advanced $145,000. The balance due to this affiliate three months ended September 30, 2007 and 2006 was $450,000 and $794,626 respectively. The advances are generally short term in nature with an interest rate of 9%. The advances of $450,000 still remain outstanding as of September 2007.

The Company paid management fees of $450,000 to Wilcom, Inc., an entity owned by the Company's president.

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled "Risk Factors" in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2007, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

The Company's "web portal" encourages customers to process their medical claims through an online portal. Many customers purchase the terminal for the front office and the portal system for the back office to take advantage of the ease of both products.

FINANCIAL TRANSACTION SERVICES
------------------------------

The Company's credit card center and check services provides a combination of services designed to improve collection and approvals of credit/debit card payments along with the added benefit and convenience of personal check guarantee from financial institutions.

Easy-Pay is an accounts receivable management program that allows a provider to swipe a patient's credit card and store the patient's signature in the terminals, and bill the patient's card at a later date when it is determined what services rendered were not covered by the patient's insurance. Also, Easy-Pay allows patient's the added benefit and convenience of a one-time payment option or a recurring installment payments that will be processed on a specified date determined by the provider and patient. These options insure providers that payments are timely processed with the features of electronic accounts receivable management. These services are all deployed thorough point-of-sale terminals or web portal. Using the MedCom system, medical providers are relieved of many of the problems associated with billings and account management, and results in lower administrative documentation and costs.

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

The MedCom System can record and track encounters between patients and health care providers for performance evaluation and maintenance of records. After examining a patient the physician enters a patient's name, procedure code and diagnostic code at a nearby terminal. This information is then uploaded to MedCom's computer network, processed and transmitted back to the provider formatted in both summary and/or detailed reports, and as a result healthcare providers' reimbursements are accelerated and account receivables are reduced. In managements' opinion, the average time it takes the healthcare providers to collect payments from insurance carriers and plans decreases from an average of 89 days to 7-21 days. Health care providers will benefit from a 100% paperless claim processing system.

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

MARKETING STRATEGY

MedCom has broadened marketing strategy to reduce cost and increase efficiency. The Company has employed telesales strategy to decrease dependency on individual sales personnel. The Company just completed its final phase of its portal software development which has broadened the sales model to both a terminal and portal sale. The Company has entered into telesales agreements which have implemented the new marketing strategy. The completion of the portal will increase sales to hospitals which results in multiple sales. In addition, the portal has become popular for individual doctors, dentist, and other healthcare professionals which often results in a single or possibly multiple sales. The Company has focused its sales to hospitals as a growing revenue source.

In the past the Company built its marketing around a strategy of expanding its sales capacity by using experienced external Independent Sales Organizations
(ISO) and putting less reliance on an internal sales force. MedCom has set-up these Independent Sales Organizations (ISOs) to market and distribute the MedCom System throughout the U.S. Financial service companies comprise an important sales channel that views the healthcare industry as an important growth opportunity. Also 6% of all healthcare payments are made with a credit card today. However, according to a recent survey 55% of all consumers would prefer to pay doctor and hospital visits by credit/debit card.

MedCom has been expanding its position with hospitals and working closely with hospital consultants and targeted seminars. The Company, with its new Online web portal product and Medicare access, is becoming an increasingly valuable tool for the outpatient and faculty practice areas of hospitals. While the ISO groups focus on individual doctors, dentists and clinics, our hospital team is focusing on multiple unit sales opportunities with hospitals around the country.

SERVICE AGREEMENTS
------------------

During June 2005, the Company entered into a service agreement with TESIA-PCI, Inc. This agreement was to replace and service and support at a minimum, 1,500 POS terminals inclusive of eligibly, claims processing, credit card processing for TESIA's dental providers.

PATENT

Card Activation Technologies Inc. ("Card") is a Delaware corporation headquartered in Chicago, Illinois that owns proprietary patented payment transaction technology used for electronic activation of phone, gift and affinity cards. MedCom owns 60,000,000 shares of common stock of Card which represents 41% of the issued and outstanding shares of Card.

The patent was transferred to Card by MedCom on the formation of Card and in exchange for 146,770,504 shares of Common Stock.

Card was incorporated in August 2006 in order to own and license the assigned patent which covers payment transaction technology and the process for taking a card with a magnetic strip or other data capture mechanism and processing transactions or activating the card. This process is utilized for prepaid phone cards, gift cards, and debit-styled cards. As of the date of this report, Card has entered into a license agreement with McDonald's Corporation. Card has one principal asset, the patented payment transaction technology assigned from MedCom, and one full time and one part-time employee. Card does not expect to commence full scale operations or generate additional revenues until late 2007. Since incorporation, Card has not made any significant purchases or sale of assets, nor has Card been involved in any mergers, acquisitions or consolidations. Card has filed four lawsuits to enforce its patented technology and has sent license agreement requests to a number of companies in order to obtain license agreements with entities that Card believes are infringing its patent.

Card has the ability to market and sell licensing opportunities for the patented technology of processing debit-styled transactions, including processing transactions with debit, phone and gift cards and also activating and adding value to those debit-styled cards. New View Technologies, which was acquired by MedCom USA, developed the patent and all patents were ultimately assigned to Card.

REVENUES

A sales staff meets with a dental or medical professionals. During that initial meeting a demo is displayed so the professional has first hand knowledge of the software and its use. At the time of the meeting a noncancellable licensing agreement is executed along with a service agreement. The license agreement indicates the life of the agreement if the customer wants check readers, pin pads, portal wedge, etc. with the software. These units allow the professional to swipe a credit card and medical card for the software to read.

The professional executes the licensing agreement which states the terms for a period of 24 - 60 month agreements, number of portal/units needed, at which location the portals will be used, the monthly licensing amount, (which varies per contract) type of contract whether dental or medical, the amount of the gateway access fee (usually $24.95 per month which includes provider enrollment), EDI connectivity, a the monthly maintenance charges that are billed when used as commercial benefit verification, Referral transactions, claims status, service authorizations, maintenance, training, support, programs upgrades, carrier additions, and customized reports. The professional then provides MedCom a voided check or credit card number to automatically withdraw or charge the licensing fee and gateway access fees on a monthly basis. Also those automatic withdrawals include the maintenance charges based upon usage. The professional also agrees to allow MedCom to provide merchant services for Visa/MasterCard. MedCom further agrees that the monthly fees charged for gateway access and licensing fees will commence with in 10 day so of the execution of the noncancellable agreements.

MedCom has substantial upfront expenses such as commission, royalties, software portal, and the software deliverables and pays those costs at the execution of the contract. The Company accumulates the entire contract of licensing and gateway access fees and record as the licenses and gateway access fees receivables. The Company recognizes revenue in accordance with SOP 97-2 when the software is delivered to the professional and recognizes the remaining portion of the contract over the life of the contract. The Company recognizes the revenue of the contract at the time of the deliverables and execution of the contract since the Company has substantial costs upfront at the time of delivery. The remaining portion is recognized monthly in accordance with the agreement. The Company further accrues the prepaid licensing expense, accrued deliverables under the fixed and determinable licensing arrangement.

The Company continues to recognize transaction fees as they receive them. The Company collects other fees based upon usage of the software and are not fixed fee such as gateway access and licensing fees and are part of the deliverables such as Provider enrollment, EDI Connectivity, Payer/Provider, Benefit Verification - Govt Billings, Referral Transfers - Govt billing, Benefit Verification - Commercial, Referral Transfer - Commercial, Claim Status, Service Authorization, Maintenance, Training, Support, Program Upgrades, Carrier Editions, and Customized Reports. The Company calls these fees transaction fees, they are not a fixed or determinable therefore are not accrued but are recognized when used by the customer.

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

The Company finances the licensing fees agreement while the gateway access fees are received over the life of the contract. The license fees are financed through Ladco in prior periods and in fiscal 2006 and 2007 through LeeCo. The Company as a standard financing the agreement through LeeCo through the term of the contract.

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

The Company has adopted the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

ADDITIONAL INFORMATION

MedCom files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission's Internet site at www.sec.gov.
------------

RESULTS OF OPERATIONS

Revenues for the three months ended September 30, 2007 decreased to $937,056 from $1,601,191 during 2006 as 56% reduction. This decrease in revenue is directly the result of changes in the Company's strategic direction in core operations. The Company continues to aggressively pursue and devote its resources and focus its direction in electronic medical transaction processing. The Company's agreement with its credit facility in connection with the licensing of terminals and portal transactions therewith, the Company must defer revenue on licensing agreement of the terminals and portal software. The decline in revenues is directly related in 2006 the Company executed large licensing agreements with large hospital groups such as Mount Sinai, St. Vincent, Beth Israel, and Continuum Partners. The large hospital groups that licensed our portals licensed at a minimum of 35 portal systems per group. In the case of St. Vincent our portal system is used exclusively by all of their hospital facilities. However, in September 30, 2007 the Company was licensing to more individual doctor and dental groups that were directly related to our decrease in revenues.

The Company further refocused its sales to large practice management groups to sell multiple web portals and further have expanded its exposure and future sales with a large dental group. The Company is negotiating and developing relationships with the practice management and dental groups and the Company will not realize those efforts until fiscal year 2008.

Cost of deliverables for the quarter ended September 30, 2007 decreased to $331,606 as compared to 2006 of $554,571 a 60% reduction. The Company has developed the MedComConnect portal package that will decrease the cost of deliverables as the Company focuses on the sale of the portal software which rendered the medical terminals sales no longer the core revenue model for the Company. The decrease in cost of deliverables is directly related to the decrease in revenues from the two quarter ended September 30, 2007. Also the decrease is related to the decrease then elimination of 25% royalty payments to third parities. Further the Company no longer pays commission on future revenues from its noncancellable licensing agreements. Commissions are paid at inception of the licensing agreement at a 10% rate and there are no future payments on residuals revenues from gateway access fees and licensing fees. The Company paid the future royalty obligation and commitment and is no longer obligated to pay royalties now and in the future. In the prior period comparative there was a spike in costs with TESIA, a larger vendor contract.

Selling expenses for the quarter ended September 30, 2007 decreased to $16,800 as compared to 2006 of $30,153, a 56% reduction. This decrease is primarily the result of marketing efforts and includes commissions paid to internal sales personnel to market the Company's products and services. The Company has introduced the telesales marketing strategy for less expensive sales force and more effective in the future.

General and administrative expenses for the quarter ended September 30, 2007 decreased to $620,931 as compared to 2006 of $973,082 a 64% reduction. This decrease is attributed to the Company's reduction of workforce in their New York operations as the Company has streamlined overall employee use. That is the Company has implemented and advanced its in-house software to perform many of the services the prior employees were performing manually.

Interest expense for quarter ended September 30, 2007 increased to $199,419 as compared to 2006 of $98,101 a 49% increase. This increase is a result of renegotiation of the Company's credit facility with Ladco who charged a higher interest rate but required a penalty payment. Also, expenses were incurred and paid on notes the Company has outstanding with LeeCo. Further the Company's renegotiation has reduced the accrual of interest below 3% until paid in full in 2009. We have also have been paying down the LeeCo obligation which has grown from the increase in financing through LeeCo Financial Inc. The payments to Ladco represented a high interest rate and it has been a Company initiative to
reduce the Ladco debt to zero.   Interest income for quarter ended September 30,
2007 decreased to $68,847 as compared to 2006 of $103,603. The decrease is due to the reduction in current sales of the portal software from our license agreements. The licensing agreements are noncancellable licensing of our portal software in which we capitalize the receivable and liability related to the life of the licensing agreement. The accrual of these licensing agreements results in interest income.

The loss for quarter ended September 30, 2007 decreased to ($162,853) as compared to 2006 of ($459,911). The decrease is due to the reduction in revenue, sales force, royalty expense, commissions, and reduction in operations in our New York facility.

No tax benefit was recorded on the expected operating loss for September 30, 2007 and 2006 as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. For the quarter ended we do not expect to realize a deferred tax asset and it is uncertain, therefore we have provided a 100% valuation of the tax benefit and assets until we are certain to experience net profits in the future to fully realize the tax benefit and tax assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating requirements have been funded primarily on its sale of licensing agreements with hospitals, medical, and dental professionals and sales of the Company's common stock. During the quarter ended September 30, 2007, the Company's net proceeds from the licensing of the Company's software portals were $273,485 as compared to 2006 of $653,424. The Company received $803,001 as compared to 2006 of $2,178,991 in proceeds from the sale of common stock. The Company believes that the cash flows from its monthly service and transaction fees are inadequate to repay the capital obligations and has relied upon the sale of common stock through a private place to sustain its operations.

Cash (used) operating activities for the quarter ended September 30, 2007 was ($539,398) compared to ($916,058) for 2006. The Company's focus on core operations results in an increase in licenses receivable. The Company receives payments from customers automatically through electronic fund transfers. Collection cycles of the monthly noncancellable licenses are generally paid monthly. The Company has grown its operations to begin to reduce the deficit cash flow positions. However the Company is still operating in a deficit. The Company reduced its expenses by exercising a put option to buyout the royalty payments to third parties. The Company issued common stock valued at for quarter ended September 30, 2006 of $151,632. The Company had depreciation and amortization expenses for quarter ended September 30, 2007 of $55,296 as compared to 2006 of $442,158. The reduction in deprecation is directly related to the write off of the terminal asset capitalized in prior fiscal periods.

Cash provided by (used in) investing activities was $153,914 for quarter ended September 30, 2007, compared to (517,307) for 2006. Streamlining operations and capital budget curtailment practices promoted a reduction in equipment purchases for the Company. However, the Company continues to employ software development teams that are upgrading the existing proprietary software in our terminal and portal licensing agreement sold. The quarter ended September 30, 2007 the chairman advanced funds of $145,000 as compared to $0 for 2006.

Cash provided by financing activities was $450,592 for quarter ended September 30, 2007 as compared to $1,495,082 for 2006. Financing activities primarily consisted of proceeds from the increase in the financing of our licensing agreement through LeeCo. The Company does not have adequate cash flows to satisfy its obligations although have improved cash flow and anticipates have adequate cash flows in the upcoming fiscal period. The Company received proceeds from the sale of common stock for quarter ended September 30, 2007 of $803,001 as compared to 2006 of $2,178,991. The Company decreased its licensing debt for quarter ended September 30, 2007 of $304,059 as compared to $683,909. The Company decrease the cost of raising capital was $48,350 for quarter ended September 30, 2007 as compared to $0 for 2006.

The Company has used funds advanced from an affiliated entity that is controlled by the Company's chairman and chief executive officer. As of quarter ended September 30, 2007 the Company maintained a note payable from this entity for the amount of $450,000 as compared to fiscal 2006 of $794,626 including accrued interest.

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

The licensing agreement is executed between the professional and the MedCom. During the course of the agreement the Company ACH's the accounts of the professionals and LeeCo collects the fees and reduces the liability for the licensing fees collected and returns any excess transaction fees to the Company. The professional does not finance their agreement with LeeCo, the Company finances the agreement. LeeCo is not a related party of the Company. The financing of the licensing agreement is calculated as part of our revenue recognition process as the monthly collection of the licensing fee is recorded against the outstanding balance. Revenue is not recognized in excess of the cash received from our financing of the likening agreement in accordance with SAB 101. The guarantees that are provided in connection with the hospital agreements have not changed our revenue recognition process except the accrual of the interest expense related to the unpaid balances.

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

The Company participates in the financing of the customers' term contract. The Company recognizes revenues to the extent of the expenses paid upfront for the deliverables and then recognizes revenue over the term of the contract. The Company defers any revenue of the contract and recognizes that deferred revenue over the remaining term of the contract.

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

b) Changes in Internal Control over Financial Reporting

During the Quarter ended September 30, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded, as a representation that the future events, plans, or expectations contemplated will be achieved. The Company undertakes no obligation to publicly update, review, or revise any forward-looking statements to reflect any change in expectations or any change in events, conditions, or circumstances on which any such statements are based. Our filings with the Securities Exchange Commission, including the Form 10-KSB, and may be accessed at the SEC's web site, www.sec.gov.
                                           ------------

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

MedCom is involved in various legal proceedings and claims as described in our Form 10-KSB for the year ended June 30, 2007. No material developments occurred in any of these proceedings during the quarter ended September 30, 2007. The costs and results associated with these legal proceedings could be significant and could affect the results of future operations.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the period ended September 30, 2007.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2007.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended September 30, 2007.

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

Registrant                                 MedCom USA Incorporated
Date: November 13, 2007                     By: /s/ William P. Williams
                                           -------------------------------------
                                           William P. Williams
                                           Chairman, President Chief Executive
                                           Officer (Principle Executive Officer,
                                           Principle Financial Officer)