Form 10QSB
period 2007-12-31
MEDCOM USA INC
filed 2008-02-14
CIK 907127

U.S. Securities and Exchange Commission
Washington, D.C. 20549

____________________
FORM 10-QSB
____________________

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007.

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

Yes ☐       No ☒

The number of shares of the issuer’s common equity outstanding as of February 12, 2008 was 94,930,217 shares of common stock.

Transitional Small Business Disclosure Format (check one):

Yes ☐       No ☒

MEDCOM USA INCORPORATED
INDEX TO FORM 10-QSB FILING
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2007

PART I

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

MEDCOM USA, INC.
CONDENSED CONSOLIDATED BALANCES SHEETS
AS OF DECEMBER 31, 2007

ASSETS:
December 31, 2007
(unaudited)
CURRENT ASSETS
Cash	$-
Licensing contracts - current portion, net	602,451
Prepaid expenses and other current assets	108,846
Total current assets	711,297

PROPERTY AND EQUIPMENT, net	462,517

Licensing contracts - long-term portion. net	211,203
Note receivable affiliates	257,755
Other assets	21,507
TOTAL ASSETS	$1,664,279

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

CURRENT LIABILITIES:
Accounts payable	$182,899
Bank overdraft	14,911
Accrued expenses and other liabilities	43,663
Dividend payable	23,750
Notes from affiliates	791,000
Deferred revenue - current portion	575,818
Licensing obligations - current portion	1,889,279
Total current liabilities	3,521,320

Licensing obligations - long-term portion	3,156,789
Deferred revenue	382,490
TOTAL LIABILITIES	7,060,599

STOCKHOLDERS' DEFICIENCY:
Convertible preferred stock, series A $.001par value, 52,900 shares designated, 4,250 issued and outstanding	4
Convertible preferred stock, series D $.01par value, 50,000 shares designated, 2,850 issued and outstanding	29
Common stock, $.0001 par value, 175,000,000 shares authorized, 94,930,217 issued and outstanding as of December 31, 2007	9,494
Paid-in capital	85,090,153
Treasury stock	(37,397)
Accumulated deficit	(90,458,603)
Total stockholders' deficiency	(5,396,320)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,664,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCOM USA, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Terminal sales	-	$4,058	$-	$30,481
Service	508,044	899,498	1,171,615	1,820,242
Licensing fees	203,174	564,348	476,659	1,217,772
	711,218	1,467,904	1,648,274	3,068,495
COST OF DELIVERABLES	260,080	377,436	591,685	932,007
GROSS PROFIT	451,138	1,090,468	1,056,589	2,136,488

OPERATING EXPENSES
General and administrative expenses	517,576	967,235	1,138,507	1,941,813
Sales and marketing expenses	16,667	52,596	33,467	82,749
Depreciation and amortization	-	321,293	-	763,450
Total operating expenses	534,243	1,341,124	1,171,974	2,788,012
OPERATING LOSS	(83,105)	(250,656)	(115,385)	(651,524)

OTHER (INCOME) AND EXPENSES
Interest expense	36,631	291,488	236,050	389,589
Interest income	(50,341)	(102,324)	(119,188)	(205,927)
Impairment of assets			-	27,040
Legal settlement	-	9,000	-	48,600
Other income	-	(42,585)	-	(42,585)
Total other (income) expense	(13,710)	155,579	116,862	216,717

NET LOSS	(69,395)	$(406,235)	$(232,247)	$(868,241)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted:	94,847,174	84,448,739	94,359,266	79,368,685

NET LOSS PER SHARE:
Basic and diluted:	(0)	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements

MEDCOM USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(232,247)	$(868,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	110,592	763,450
Issuance of stock as consideration for services	-	720,720
Issuance of stock in lieu of rent expense	8,500	-
Impairment of assets	-	27,040
Changes in operating assets and liabilities:
Prepaid and other current assets	88,294	46,120
Accounts payable	59,744	-
Accrued expenses and other liabilities	(10,779)	(662,553)
Deposits	(3,850)
Deferred revenue	(1,093,050)	(1,358,728)
Net cash used in operating activities	(1,072,796)	(1,332,192)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(28,123)	(158,025)
Licensing contracts - current portion	187,799	(433,117)
Licensing contracts - long-term portion	336,020	-
Notes from affiliates	(195,115)	(182,157)
Net cash provided by (used in) investing activities	300,581	(773,299)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	14,911	-
Advances from related party	486,000	-
Principal repayments on capital leases	-	(831,944)
Net repayments of (advances) to Affiliate	-	(826,198)
Licensing obligation - current portion	(446,545)	375,475
Licensing obligation - long-term portion	(200,387)	-
Cost of raising capital	(65,975)
Proceeds from sale of common stock	958,001	3,452,324
Net cash provided by financing activities	746,005	2,169,657

(DECREASE) INCREASE IN CASH	(26,210)	64,166
CASH, BEGINNING OF YEAR	26,210	1,148
CASH, END OF YEAR	$-	$65,314

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$236,000	$298,000
Issuance of stock for acquisition of assets	$61,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

MEDCOM USA INCORPORATED
NOTES TO CONDENSED FINANCIAL STATEMENTS THREE AND SIX MONTHS ENDED DECEMBER 31, 2007 and 2006

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

2. GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has year end losses from operations and had minimal revenues from operations the six months ended December 31, 2007. During six months ended December 31, 2007 the Company incurred a net loss of $232,247 and has an accumulated deficit of $90,458,603.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

3. INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited condensed financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2007 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim periods are not necessarily indicative of the results of the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s 10-KSB and Annual Report for the fiscal year ended June 30, 2007.

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Summarized below are the significant accounting policies of MedCom USA, Inc. (“we,” “MedCom,” or the “Company”). Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations.

Revenue Recognition

Statement of Position Software Revenue Recognition (“SOP”) 97-2 applies to all entities that license, sell, lease, or market computer software. It also applies to “hosting” arrangements in which the customer has the option to take possession of the software. Hosting arrangements occur when end users do not take possession of the software but rather the software resides on the vendor’s or a third party’s hardware, and the customer accesses and uses the software on an as-needed basis over the Internet or some other connection. It does not, however, apply to revenue earned on products containing software incidental to the product as a whole or to hosting arrangements that do not give the customer the option of taking possession of the software.

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

In an arrangement with multiple deliverables, Emerging Issues Task Force Revenue Arrangement with Multiple Deliverables (“EITF”) 00-21 requires that the delivered items be considered a separate unit of accounting if the delivered items have value to the customer on a stand-alone basis, if there is objective and reliable evidence of the fair value of the undelivered items, and if the arrangement includes a general right of return for the delivered item, or if delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor. EITF 00-21 requires allocation of the vendor’s fee to the various elements based on relative fair value of each element’s stand-alone value.

In general, both SOP 97-2 and EITF 00-21 require allocating revenue to all of the elements of a multiple-deliverable arrangement using the relative fair value method, where objective and reliable evidence of fair value is present for all the products contained in the group.

Management has established vendor-specific objective evidence (“VSOE”) for access fee, equipment, provider enrollment fees, EDI connectivity fees, payer/provider fees, benefit verification fees, referral transfer fees, service authorization fees, claim status, training, support, program upgrades, carrier editions, and customized reports.  Revenue is accordingly allocated and recognized based on the value of deliverables.

The Company has substantial expenses such as commission, royalties, software portal, and the software deliverables and pays those costs at the execution of the contract.  The Company accumulates the entire contract of licensing and gateway access fees and records it as the licenses and gateway access fees receivables.  The Company recognizes revenue in accordance with SOP 97-2 when the software is delivered to the professional and recognizes the remaining portion of the contract over the life of the contract.  The Company recognizes the revenue of the contract at the time of the deliverables and execution of the contract since the Company has substantial costs for each element of the multiple deliverables included in the contract.  The remaining portion is recognized monthly in accordance the agreement.  The Company further accrues the prepaid licensing expense, accrued deliverables under the fixed and determinable licensing arrangement.  The Company only recognizes revenue upon completion of each deliverable is does not recognized revenue upfront which is not fixed or determinable.

The Company has adopted the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

5. EQUITY

During six months ended December 31, 2007 and 2006:

Quarter Ended	Stock issued	Cash Received	Stock issued
	for Cash		for Services
September 30, 2006	7,384,373	$2,178,991	1,837,331
December 31, 006	2,579,331	$1,273,333	4,726,870
Total Issued	9,963,704	$3,452,324	6,564,201

September 30, 2007	1,847,357	$803,001	-
December 31, 2007	310,000	$155,000
Total Issued	2,157,357	$958,001	-

During the six months ended December 31, 2006, the Company issued 9,963,704 shares of its common stock for $3,452,324.  The shares were issued to third parties in a private placement of the Company’s common stock.  The shares were sold throughout the quarter ended December 31, 2006, ranging from $.75 per share at the beginning of the period to $.25 per share at the end of the period.

The Company has issued shares of its common stock as consideration to consultants for the fair value of the services rendered.  The value of those shares is determined based on the trading value of the stock at the dates on which the agreements were entered into for the services and the value of services rendered.   During the period ended December 31, 2006, the Company granted to consultants, 6,564,201 shares of common stock valued between $.75 - $.25.  The values of these common shares issued were expensed during the year.

In December 31, 2007 the Company issued of 2,157,357 shares of its common stock for $958,001.  The shares were issued to third parties in a private placement of the Company’s common stock.  The shares were sold throughout the quarter ended December 31, 2007, ranging from $.35 per share at the beginning of the period to $.48 per share at the end of the period.  Commissions of approximately $65,975 are recorded as a charge in additional paid in capital as direct costs associated with the raising of equity capital.

6.  RELATED PARTY TRANSACTIONS

The Company’s president and chairman is an 8% shareholder and its sole officer and director of the Company.  The chairman controls American Nortel Communications, Inc. which is a 22% shareholder in the Company.  The chairman also controls Card Activation Technologies, Inc. (“Card”) in which MedCom owns 37% of Card.  During the year ended June 30, 2002, the Company moved its administrative offices into space occupied by this related entity.  The Company shares office space and management and administrative personnel with this related entity.  Certain of the Company’s personnel perform functions for the related entity but there was no allocation of personnel related expenses to the related entity in the six months ended December 31, 2007 and 2006.

The Company frequently receives advances, and advances funds to an entity controlled by the Company’s president and which is a significant shareholder of the Company to cover short-term cash flow deficiencies.  In the six months ended December 31, 2007 the chairman advanced $486,000.  The balance due to this affiliate for the six months ended December 31, 2007 and 2006 was $791,000 and $212,914, respectively.   The advances are generally short term in nature with an interest rate of 9%.  The advances of $791,000 still remain outstanding as of December, 2007.

Card’s operating requirements has been and will be funded primarily from its related party entity MedCom USA, Inc. Card will use funds advanced by MedCom. Currently, the Card costs are limited to professional fees and subject to a contingency fee from our patent litigation attorneys. MedCom will continue to provide funds through a revolving line of credit of $250,000 which funds will be drawn down on an as needed basis until Card begin to realize sufficient revenues from royalty payments.  Once Card begins receiving royalties, we expect the revenues of such royalties shall permit us to be self-funding.

Card has financed operations by advances from, MedCom USA Incorporated which total $257,755 through December 31, 2007.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Overview

MedCom USA, Inc. (the "Company"), a Delaware corporation, was formed in August 1991 under the name Sims Communications, Inc.  The Company’s primary business was providing telecommunications services.  In 1996 the Company introduced four programs to broaden the Company's product and service mix: (a) cellular telephone activation, (b) sale of prepaid calling cards, (c) sale of long distance telephone service and (d) rental of cellular telephones using an overnight courier service.  With the exception of the sale of prepaid calling cards and cellular telephone activation, the other programs were discontinued in December 1997.  The Company changed its name to MedCom USA, Inc. in October 1999.  During the fiscal years of 1999 and continuing through present, the Company directed its efforts in medical information processing.

Healthcare Transaction Processing Business

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

The Company’s “web portal” encourages customers to process their medical claims through an online portal.   Many customers purchase the terminal for the front office and the portal system for the back office to take advantage of the ease of both products.

Financial Transaction Services

The Company’s credit card center and check services provides a combination of services designed to improve collection and approvals of credit/debit card payments along with the added benefit and convenience of personal check guarantee from financial institutions.

Easy-Pay is an accounts receivable management program that allows a provider to swipe a patient’s credit card and store the patient’s signature in the terminals, and bill the patient’s card at a later date when it is determined what services rendered were not covered by the patient’s insurance.  Also, Easy- Pay allows patient’s the added benefit and convenience of a one-time payment option or a recurring installment payments that will be processed on a specified date determined by the provider and patient.  These options insure providers that payments are timely processed with the features of electronic accounts receivable management.  These services are all deployed thorough point-of-sale terminals or web portal.  Using the MedCom system, medical providers are relieved of many of the problems associated with billings and account management, and results in lower administrative documentation and costs.

Patient Eligibility

The MedCom System is also an electronic processing system that consolidates insurance eligibility verification, processes medical claims, and monitors referrals.  The MedCom System allows a patient’s primary care physician to request approval from the patient’s insurance carrier or managed care plan for a referral to a secondary physician or specialist.  The secondary physician or specialist can use the MedCom system to verify referrals are approved by the patient’s insurance carrier.  The MedCom system’s referral capabilities reduce documentation and administrative costs which results in increased productivity and greater patient information for the specialist, as well as a written record of the referral authorization.

The MedCom System can record and track encounters between patients and health care providers for performance evaluation and maintenance of records.  After examining a patient the physician enters a patient’s name, procedure code and diagnostic code at a nearby terminal.  This information is then uploaded to MedCom’s computer network, processed and transmitted back to the provider formatted in both summary and/or detailed reports, and as a result healthcare providers’ reimbursements are accelerated and account receivables are reduced.  In managements’ opinion, the average time it takes the healthcare providers to collect payments from insurance carriers and plans decreases from an average of 89 days to 7-21 days.  Health care providers will benefit from a 100% paperless claim processing system.

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

Service Agreements

During June 2005, the Company entered into a service agreement with TESIA-PCI, Inc.  This agreement was to replace and service and support, at a minimum 1,500 POS terminals inclusive of eligibly, claims processing, credit card processing for TESIA’s dental providers.

Patent

Card Activation Technologies Inc. (“Card”) is a Delaware corporation headquartered in Chicago, Illinois that owns proprietary patented payment transaction technology used for electronic activation of phone, gift and affinity cards.  MedCom owns 60,000,000 shares of common stock of Card which represents 41% of the issued and outstanding shares of Card.

The patent was transferred to Card by MedCom on the formation of Card and in exchange for 146,770,504 shares of Common Stock.

Card was incorporated in August 2006 in order to own and license, the assigned patent which covers payment transaction technology and the process for taking a card with a magnetic strip or other data capture mechanism and processing transactions or activating the card. This process is utilized for prepaid phone cards, gift cards, and debit-styled cards.  As of the date of this report, Card has entered into a license agreement with McDonald’s Corporation. Card has one principal asset, the patented payment transaction technology assigned from MedCom, and one full time and one part-time employee. Card does not expect to commence full scale operations or generate additional revenues until late 2007. Since incorporation, Card has not made any significant purchases or sale of assets, nor has Card been involved in any mergers, acquisitions or consolidations. Card has filed four lawsuits to enforce its patented technology and has sent license agreement requests to a number of companies in order to obtain license agreements with entities that Card believes are infringing its patent.

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

The professional executes the licensing agreement which states the terms for a period of 24 – 60 month agreements, number of portal/units needed, at which location the portals will be used, the monthly licensing amount, (which varies per contract) type of contract whether dental or medical, the amount of the gateway access fee (usually $24.95 per month which includes provider enrollment), EDI connectivity, a the monthly maintenance charges that are billed when used as commercial benefit verification, Referral transactions, claims status, service authorizations, maintenance, training, support, programs upgrades, carrier additions, and customized reports.  The professional then provides MedCom a voided check or credit card number to automatically withdraw or charge the licensing fee and gateway access fees on a monthly basis.  Also those automatic withdrawals include the maintenance charges based upon usage.  The professional also agrees to allow MedCom to provide merchant services for Visa/MasterCard.  MedCom further agrees that the monthly fees charged for gateway access and licensing fees will commence with in 10 day so of the execution of the noncancellable agreements.

MedCom has substantial expenses for each element is delivers such as commission, royalties, software portal, and the software deliverables and pays those costs at the execution of the contract.  The Company accumulates the entire contract of licensing and gateway access fees and record as the licenses and gateway access fees receivables.  The Company recognizes revenue in accordance with SOP 97-2 when the software is delivered to the professional and recognizes the remaining portion of the contract over the life of the contract.  The Company recognizes the revenue of the contract at the time of the deliverables and execution of the contract since the Company has substantial costs to be recognized at the time of the multiple deliverables of each element.  The remaining portion is recognized monthly in accordance with the agreement.  The Company further accrues the prepaid licensing expense, accrued deliverables under the fixed and determinable licensing arrangement.

The Company continues to recognize transaction fees as they receive them.  The Company collects other fees based upon usage of the software and are not fixed fees such as gateway access and licensing fees and are part of the deliverables such as Provider enrollment, EDI Connectivity, Payer/Provider, Benefit Verification – Govt Billings, Referral Transfers – Govt billing, Benefit Verification – Commercial, Referral Transfer – Commercial, Claim Status, Service Authorization, Maintenance, Training, Support, Program Upgrades, Carrier Editions, and Customized Reports.  The Company calls these fees transaction fees, they are not a fixed and determinable, therefore are not accrued but are recognized when used by the customer.

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

The Company finances the licensing fees agreement while the gateway access fees are received over the life of the contract.  The license fees are financed through Ladco in prior periods and in fiscal 2006 and 2007 through LeeCo.  The Company has a standard financing the agreement through LeeCo through the term of the contract.

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

The Company has adopted the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

Additional Information

MedCom files reports and other materials with the Securities and Exchange Commission.  These documents may be inspected and copied at the Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

Results of Operations

Revenues for the three months ended December 31, 2007 decreased to $711,218 from $1,467,904 for the three months ended December 31, 2007 2006. Revenues for the six months ended December 31, 2007 decreased to 1,648,274 from $3,068,495 for the six months ended December 31, 2006.  This was a 48% reduction in revenues three months ended December 31, 2007 and a 54% for the six months ended December 31, 2007.  This decrease in revenue is directly the result of changes in the Company's strategic direction in core operations.  The Company continues to aggressively pursue and devote its resources and focus its direction in electronic medical transaction processing.   The Company’s agreement with its credit facility in connection with the licensing of terminals and portal transactions therewith, the Company must defer revenue on licensing agreement of the terminals and portal software.  The decline in revenues is directly related in 2006 the Company executed large licensing agreements with large hospital groups such as Mount Sinai, St. Vincent, Beth Israel, and Continuum Partners.  The large hospital groups that licensed our portals licensed at a minimum of 35 portal systems per group.  In the case of St. Vincent our portal system is used exclusively by all of their hospital facilities.  However, in December 31, 2007 the Company was licensing to more individual doctor and dental groups that were directly related to our decrease in revenues.

The Company further refocused its sales to large practice management groups to sell multiple web portals and further has expanded its exposure and future sales with a large dental group.  The Company is negotiating and developing relationships with the practice management and dental groups and the Company will not realize those efforts until fourth quarter fiscal year 2008.

Cost of deliverables for three months ended December 31, 2007 increased to $260, 080 from $377,436 for three months ended December 31, 2006.  Cost of deliverables for six months ended December 31, 2007 decreased to $591,685 from $932,007 for the six months ended December 31, 2006.   This was a 69% reduction in cost of deliverables three months ended December 31, 2007 and a 63 % for the six months ended December 31, 2007.  The Company has developed the MedComConnect portal package that will decrease the cost of each element of the multiple deliverables as the Company focuses on the sale of the portal software which rendered the medical terminals sales no longer the core revenue model for the Company. The decrease in cost of deliverables is directly related to the decrease in revenues from the two quarter ended December 31, 2007.  Also the decrease is related to the decrease then elimination of 25% royalty payments to third parities.  Further the Company no longer pays commission on future revenues from its noncancellable licensing agreements.  Commissions are paid at inception of the licensing agreement at a 10% rate and there are no future payments on residuals revenues from gateway access fees and licensing fees.  The Company paid the future royalty obligation and commitment and is no longer obligated to pay royalties now and in the future.  In the prior period comparative there was a spike in costs with TESIA, a larger vendor contract.

Selling expenses for three months ended December 31, 2007 decrease to $16,667 from $52,596 for three months ended December 31, 2006.  Selling expenses for six months ended December 31, 2007 decreased to $33,467 from $82,749 for the six months ended December 31, 2006.  This was a 32% reduction in selling expenses three months ended December 31, 2007 and a 40% for the six months ended December 31, 2007.  .  This decrease is primarily the result of marketing efforts and includes commissions paid to internal sales personnel to market the Company’s products and services.  The Company has introduced the telesales marketing strategy for less expensive sales force and more effective in the future.

General and administrative expenses for the three months ended December 31, 2007 decreased to $517,576 from $967,235 for three months ended December 31, 2006.  General and administrative expenses for six months ended December 31, 2007 decreased to $1,138,507 from $1,941,813 the six months ended December 31, 2006.  This was a 54% reduction in general and administrative expenses three months ended December 31, 2007 and a 58% for the six months ended December 31, 2007.    This decrease is attributed to the Company's reduction of workforce in their New York operations as the Company has streamlined overall employee use.  That is the Company has implemented and advanced its in-house software to perform many of the services the prior employees were performing manually.

Interest expense for three months ended December 31, 2007 decrease to $36,631 from $291,488 for the three months ended December 31, 2006.  Interest expenses for six months ended December 31, 2007 decrease to $236,050 from $389,589 for the six months ended December 31, 2006.  This was a 49% reduction in interest expense three months ended December 31, 2007 and 61% for the six months ended December 31, 2007.  This decrease is a result of renegotiation of the Company’s credit facility with Ladco.  Also, expenses were incurred and paid on notes the Company has outstanding with LeeCo.  Further the Company’s renegotiation has reduced the accrual of interest below 3% until paid in full in 2009.  We have also have been paying down the LeeCo obligation which has grown from the increase in financing through LeeCo Financial Inc.  The payments to Ladco represented a high interest rate and the Company has systematically reduced the Ladco debt.  Interest income for the three months ended December 31, 2007 decreased to $50,341 from $102,324 for the three months ended December 31, 2006.  Interest income for the six months ended December 31, 2007 decreased to $119,188 from $205,927 for the six months ended December 31, 2006.  This was a 49% reduction in interest income three months ended December 31, 2007 and 58% for the six months ended December 31, 2007.  The decrease is due to the reduction in current sales of the portal software from our license agreements.  The licensing agreements are noncancellable licensing of our portal software in which we charge interest expense and interest income related to the life of the licensing agreement.

The loss for three months ended December 31, 2007 decreased to ($69,395) from ($406,235) for the three months ended December 31, 2006.  The loss for the six months ended December 31, 2007 decreased to ($232,247) from ($868,241) for the six months ended December 31, 2006.  This was a 17% reduction in loss three months ended December 31, 2007 and 27% for the six months ended December 31, 2007.  The decrease is due to the reduction in revenue, sales force, royalty expense, commissions, and reduction in operations in our New York facility.

No tax benefit was recorded on the expected operating loss for December 31, 2007 and 2006 as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  For the quarter ended we do not expect to realize a deferred tax asset and it is uncertain, therefore we have provided a 100% valuation of the tax benefit and assets until we are certain to experience net profits in the future to fully realize the tax benefit and tax assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operating requirements have been funded primarily on its sale of licensing agreements with hospitals, medical, and dental professionals and sales of the Company’s common stock.  During the six months ended December 31, 2007, the Company’s net proceeds from the licensing of the Company’s software portals were $251,267 as compared to 2006 of $375,473.  The Company received $958,001 as compared to 2006 of $3,452,324 in proceeds from the sale of common stock.  The Company believes that the cash flows from its monthly service and transaction fees are inadequate to repay the capital obligations and has relied upon the sale of common stock through a private place to sustain its operations.

Cash (used) operating activities for the six months ended December 31, 2007 was ($1,072,796) compared to ($1,332,192) for 2006.  The Company’s focus on core operations results in an increase in licenses receivable.  The Company receives payments from customers automatically through electronic fund transfers.  Collection cycles of the monthly noncancellable licenses are generally paid monthly.  The Company has grown its operations to begin to reduce the deficit cash flow positions.  However the Company is still operating in a deficit.  The Company reduced its expenses by exercising a put option to buyout the royalty payments to third parties.  The Company issued common stock valued at for six months ended December 31, 2007 of $8,500 as compared to $720,720.  The Company had depreciation and amortization expenses for the six months ended December 31, 2007 of $110,592 as compared to 2006 of $763,450.  The reduction in deprecation is directly related to the write off of the terminal asset capitalized in prior fiscal periods.

Cash provided by (used in) investing activities was $300,581 for six months ended December 31, 2007, compared to ($773,299) for 2006.  Streamlining operations and capital budget curtailment practices promoted a reduction in equipment purchases for the Company.  However, the Company continues to employ software development teams that are upgrading the existing proprietary software in our terminal and portal licensing agreement sold.  The Company purchased equipment for six months ended December 31, 2007 of ($28,123) as compared to ($158,025) for December 31, 2006.  The Company advanced proceeds to its affiliate company Card Activation Technologies, Inc. for the six months ended Decmeber 31, 2007 of ($195,115) as compared to ($182,157) for December 31, 2006.

Cash provided by financing activities was $746,005 for the six months ended December 31, 2007 as compared to $2,620,380 for 2006.  Financing activities primarily consisted of proceeds from the increase in the financing of our licensing agreement through LeeCo.  The Company does not have adequate cash flows to satisfy its obligations although have improved cash flow and anticipates have adequate cash flows in the upcoming fiscal periods.  The Company received proceeds from the sale of common stock for six months ended December 31, 2007 of $958,001 as compared to 2006 of $3,452,324.  The Company decrease the cost of raising capital was $65,975 for the six months ended December 31, 2007 as compared to $0 for 2006.  The six months ended December 31, 2007 the chairman advanced funds of $486,000 as compared to $375,473 for 2006.

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

On September 14, 2006 the Company renegotiated the Ladco debt.  The Company agreed to pay penalties and late fees of $268,585.73 in exchange the renegotiated balance would only carry an interest rate of 3% reduced from 26% in the original note.  The Company originally owed $3,015,063 and renegotiated the balance to $3,880,500 which included the accrued penalties and late fees.  Further the Company would be able to pay the remaining balance of the note for 39 months at $99,500 payments per month until paid in full.  Under the renegotiated note the note matures on October 2009

LeeCo agreement adopts the agreement that the Company executes with the customer.  LeeCo collects all funds through ACH and is paid from those proceeds.  The excess of those proceeds are collected by the Company.  LeeCo holds as collateral all the proceeds from the customer leases, access fees and all cash collections and is secured from all assets of the Company.

The licensing agreement is executed between the professional and the MedCom.  During the course of the agreement the Company ACH’s the accounts of the professionals and LeeCo collects the fees and reduces the liability for the licensing fees collected and returns any excess transaction fees to the Company.  The professional does not finance their agreement with LeeCo, the Company finances the agreement.  LeeCo is not a related party of the Company.  The financing of the licensing agreement is calculated as part of our revenue recognition process as the monthly collection of the licensing fee is recorded against the outstanding balance.  Revenue is not recognized in excess of the cash received from our financing of the likening agreement in accordance with SAB 101.  The guarantees that are provided in connection with the hospital agreements have not changed our revenue recognition process except the accrual of the interest expense related to the unpaid balances.

The Company has a fixed and determinable licensing fee and gateway access fees.  The Company has all customer agreements over a period of 24 -60 months.  This period the Company updates software, and provides various transaction fees outlined as deliverables.  The Company receives payments through out the term of the agreement.  The Company incurs and recognizes expenses in the initial software installation that is outlined in the multiple deliverables and continues to service the customer with the remaining deliverables through out the terms of the contract.  Revenue is recognized when the customer pays the ongoing payment through out the term of the contract.  Revenue is recognized at the initial installation based upon the cost of deliverables at the time of installation.

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

The customer does not arrange any financing of the software.  The Company has recourse in the financing arrangement.  The Company recognizes revenue upon delivery of the software elements and over the term of the agreement based up on the deliverables delivered under the terms of the agreement.

The Company participates in the financing of the customers’ term contract.  The Company recognizes revenues to the extent of the expenses paid for the multiple elements of each deliverables and then recognizes revenue over the term of the contract.  The Company defers any revenue of the contract and recognizes that deferred revenue over the remaining term of the contract.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

b) Changes in Internal Control over Financial Reporting

During the Quarter ended December 31, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

MedCom is involved in various legal proceedings and claims as described in our Form 10-KSB for the year ended June 30, 2007. No material developments occurred in any of these proceedings during the quarter ended December 31, 2007. The costs and results associated with these legal proceedings could be significant and could affect the results of future operations.

ITEM 2.  CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the period ended December 31, 2007, except the company issued 2,157,357 common shares for $958,001 in a private placement.  We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, within the last quarter. Except as stated below, no underwriting discounts or commissions were paid with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).  Also, was a Form D filed and blue sky filings made (if a private placement)

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended December 31, 2007.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended December 31, 2007.

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

Registrant	MedCom USA Incorporated
Date: February 14, 2008	By: /s/ William P. Williams

William P. Williams
Chairman, President Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)