Form 10-Q
period 2008-03-31
MEDCOM USA INC
filed 2008-05-15
CIK 907127

U.S. Securities and Exchange Commission
Washington, D.C. 20549

____________________
FORM 10-Q
____________________

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008.

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
(480) 675-8865
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes   ☒     No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non–Accelerated filer ☐	Small Business Issuer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes ☐    No  ☒
Transitional Small Business Disclosure Format (check one): Yes  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May15, 2008
Common stock, $0.0001 par value	95,130,217

MEDCOM USA INCORPORATED
INDEX TO FORM 10-Q FILING
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2008

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION PAGE

CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

Index

MEDCOM USA, INC.
CONDENSED CONSOLIDATED BALANCES SHEETS

ASSETS:
	March 31, 2008	June 30, 2007
	(unaudited)	(audited)
CURRENT ASSETS
Cash	$20,620	$26,210
Licensing contracts - current portion, net	574,199	790,250
Prepaid expenses and other current assets	179,828	197,140
Total current assets	774,648	1,013,600

PROPERTY AND EQUIPMENT, net	520,353	483,986

Licensing contracts - long-term portion. net	127,625	547,223
Note receivable affiliates	258,141	62,641
Other assets	21,507	17,657
TOTAL ASSETS	$1,702,274	$2,125,107

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

CURRENT LIABILITIES:
Accounts payable	$148,894	$123,156
Accrued expenses and other liabilities	40,812	54,442
Dividend payable	23,750	23,750
Notes from affiliates	963,000	305,000
Deferred revenue - current portion	300,161	498,971
Licensing obligations - current portion	1,996,749	2,335,825
Total current liabilities	3,473,365	3,341,144

Licensing obligations - long-term portion	2,900,128	3,357,175
Deferred revenue	382,490	1,552,387
TOTAL LIABILITIES	6,755,984	8,250,706

STOCKHOLDERS' DEFICIENCY:
Convertible preferred stock, series A $.001par value, 52,900 shares designated, 4,250 issued and outstanding	4	4
Convertible preferred stock, series D $.01par value, 50,000 shares designated, 2,850 issued and outstanding	29	29
Common stock, $.0001 par value, 175,000,000 shares authorized 95,130,217 and 92,772,860 issued and outstanding as of March 31, 2008 and June 30, 2007, respectively	9,514	9,278
Paid-in capital	85,525,633	84,128,843
Treasury stock	(37,397)	(37,397)
Accumulated deficit	(90,551,493)	(90,226,356)
Total stockholders' deficiency	(5,053,710)	(6,125,599)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,702,274	$2,125,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

MEDCOM USA, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2008 AND 2007
	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Terminal sales	-	$11,200	$-	$41,681
Service	485,754	518,016	1,657,369	2,338,259
Licensing fees	193,571	175,329	670,230	1,393,102
	679,326	704,545	2,327,599	3,773,042
COST OF DELIVERABLES	226,126	266,323	817,812	1,198,330
GROSS PROFIT	453,199	438,222	1,509,788	2,574,712

OPERATING EXPENSES
General and administrative expenses	476,017	806,947	1,614,524	2,748,760
Sales and marketing expenses	6,322	97,129	39,789	179,878
Depreciation and amortization	-	7,055	-	770,505
Total operating expenses	482,339	911,131	1,654,313	3,699,143
OPERATING LOSS	(29,140)	(472,909)	(144,524)	(1,124,431)

OTHER (INCOME) AND EXPENSES
Interest expense	80,552	270,957	316,601	660,546
Interest income	(26,802)	(98,189)	(145,989)	(304,116)
Impairment of assets	-		-	27,040
Legal settlement	10,000	-	10,000	48,600
Other income	-	-	-	(42,585)
Total other (income) expense	63,750	172,768	180,612	389,485

NET LOSS	(92,890)	$(645,677)	$(325,137)	$(1,513,916)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted:	94,594,632	89,224,348	94,659,459	82,347,773

NET LOSS PER SHARE:
Basic and diluted:	(0)	$(0.01)	$(0.00)	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

MEDCOM USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007
	2008	2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(325,137)	$(1,513,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	165,888	825,801
Issuance of stock as consideration for services	422,500	1,153,985
Issuance of stock in lieu of rent expense	18,500	27,040
Changes in operating assets and liabilities:		-
Prepaid and other current assets	17,312	(198,453)
Accounts payable	25,738	44,767
Accrued expenses and other liabilities	(13,630)	(584,400)
Deposits	(3,850)
Deferred revenue	(1,368,707)	(1,687,382)
Net cash used in operating activities	(1,061,386)	(1,932,558)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(202,255)	(158,025)
Licensing contracts - current portion	216,051	(54,160)
Licensing contracts - long-term portion	419,598	-
Notes from affiliates	(195,500)	(182,157)
Net cash provided by (used in) investing activities	237,894	(394,342)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-
Advances from related party	658,000	-
Licensing obligation - current portion	(339,075)	(1,544,997)
Licensing obligation - long-term portion	(457,048)	(1,312,913)
Cost of raising capital	(65,975)	484,373
Proceeds from sale of common stock	1,022,000	4,754,324
Net cash provided by financing activities	817,902	2,380,787

(DECREASE) INCREASE IN CASH	(5,590)	53,887
CASH, BEGINNING OF YEAR	26,210	1,148
CASH, END OF YEAR	$20,620	$55,035

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$236,000	$189,589
Issuance of stock for acquistion of assets	$61,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

MEDCOM USA INCORPORATED
NOTES TO CONDENSED FINANCIAL STATEMENTS THREE AND SIX MONTHS ENDED MARCH 31, 2008 and 2007

1.	BASIS OF PRESENTATION

MedCom USA, Inc. (the "Company") a Delaware corporation, was formed in August 1991 under the name Sims Communications, Inc.  The Company’s primary business was providing telecommunications services.  In 1996 the Company introduced four programs to broaden the Company's product and service mix: (a) cellular telephone activation, (b) sale of prepaid calling cards, (c) sale of long distance telephone service and (d) rental of cellular telephones using an overnight courier service.  With the exception of the sale of prepaid calling cards and cellular telephone activation, the other programs were discontinued in December 1997. The Company changed its name to MedCom USA, Inc. in October 1999.  During the fiscal years of 1999 and continuing through present, the Company directed its efforts in medical information processing.

2.	GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has year end losses from operations and had minimal revenues from operations the nine months ended March 31, 2008. During nine months ended March 31, 2008 the Company incurred a net loss of $92,890 and has an accumulated deficit of $90,551,493.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB Report for the fiscal year ended June 30, 2007.

Index

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

The largest part of revenues stems from vendors’ license fees associated with Web Portal. The Company recognizes revenue from license fees when the client is given access to the Web Portal. The amount and timing of revenue recognition is based on the multiple-element arrangements that provide for multiple software deliverables [e.g., software products, upgrades or enhancements, post contract customer support (PCS), or other services]. In hosting arrangements that are within the scope of SOP 97-2, multiple elements might include specified or unspecified upgrade rights, in addition to the software product and the hosting service. The software provider often charges a single fee that must be allocated to the products delivered.

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

Index

The Company has adopted the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

5.	EQUITY

During nine months ended March 31, 2008 and 2007:

Quarter Ended	Stock issued	Cash Received	Stock issued
	for Cash		for Services
September 30, 2006	7,384,373	$2,178,991	1,837,331
December 31, 2006	2,579,331	$1,273,333	4,726,870
March 31, 2007	2,659,000	$1,302,000	866,530
Total Issued	12,622,704	$4,754,324	7,430,731

September 30, 2007	1,847,357	$803,000	-
December 31, 2007	310,000	$155,000
March 31, 2008	200,000	$64,000
Total Issued	2,357,357	$1,022,000	-

During the nine months ended March 31, 2007, the Company issued 12,622,704 shares of its common stock for $4,754,324.  The shares were issued to third parties in a private placement of the Company’s common stock.  The shares were sold throughout the nine months ended March 31, 2007, ranging from $.75 per share at the beginning of the period to $.25 per share at the end of the period.

The Company has issued shares of its common stock as consideration to consultants for the fair value of the services rendered.  The value of those shares is determined based on the trading value of the stock at the dates on which the agreements were entered into for the services and the value of services rendered.   During the period ended December 31, 2006, the Company granted to consultants, 7,430,731 shares of common stock valued between $.75 - $.25.  The values of these common shares issued were expensed during the year.

During the nine months ended March 31, 2008 the Company issued of 2,357,357 shares of its common stock for $1,022,000.  The shares were issued to third parties in a private placement of the Company’s common stock.  The shares were sold throughout the quarter ended March 31, 2008, ranging from $.35 per share at the beginning of the period to $.48 per share at the end of the period.  Commissions of approximately $65,975 are recorded as a charge in additional paid in capital as direct costs associated with the raising of equity capital.

6.	RELATED PARTY TRANSACTIONS

The Company’s President and Chairman is an 8% shareholder and its sole officer and Director.  The Chairman controls American Nortel Communications, Inc. which is a 22% shareholder in the Company.  The Chairman also controls Card Activation Technologies, Inc. (“Card”) in which MedCom owns 37% of Card.  During the year ended June 30, 2002, the Company moved its administrative offices into space occupied by this related entity.  The Company shares office space and management and administrative personnel with this related entity.  Certain of the Company’s personnel perform functions for the related entity but there was no allocation of personnel related expenses to the related entity in the nine months ended March 31, 2008 and 2007.

Index

The Company frequently receives advances from an entity controlled by the Company’s President and which is a significant shareholder of the Company to cover short-term cash flow deficiencies.  In the nine months ended March 31, 2008 the Chairman advanced $658,000.  The balance due to this affiliate for the nine months ended March 31, 2008 and 2007 was $963,000 and $305,000, respectively.   The advances are generally short term in nature with an interest rate of 9%.  The advances of $963,000 still remain outstanding as of March 31, 2008.

Card’s operating requirements has been and will be funded primarily from its related party entity MedCom USA, Inc. Currently, the Card costs are limited to professional fees and subject to a contingency fee from our patent litigation attorneys. MedCom will continue to provide funds to Card through a revolving line of credit of $250,000 which funds will be drawn down on an as needed basis until Card begin to realize sufficient revenues from royalty payments.  Once Card begins receiving royalties, we expect the revenues of such royalties shall permit Card to be self-funding.

Card has financed operations by advances from, MedCom USA Incorporated which total $258,141 through March 31, 2008.

7.	RECENT PRONOUNCEMENTS

Disclosure about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Determination of the Useful Life of Intangible Assets
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets  under FASB 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements.

Index

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this quarterly report on Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

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

Healthcare Transaction Processing Business

Index

MedCom System

The Company provides innovative technology-based solutions for the healthcare industries (the "MedCom System"). The MedCom System currently operates through a point-of-sale terminal or web portal.  The point-of-sale terminals are purchased from Hypercom Corporation (Hypercom).  The Company business plan consists of only offering it’s Web Portal with it’s Patient Eligibility, Financial services which include Easy Pay and Check Guarantee.

The Company’s “web portal” encourages customers to process their medical claims through an online portal.   Many customers purchase the terminal for the front office and the portal system for the back office to take advantage of the ease of both products.  The Company is working with its older clients to convert them from terminals to the Web Portal which is more efficient and cheaper to maintain.

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

Patient Eligibility

Presently, the MedCom System was able to retrieve on-line eligibility information from approximately 450 medical insurance companies and plans.  Included in this group is the newly activated Medicare Part A & B eligibility for all 50 states.  This gives us access to over 42 million lives.  system also has the ability to submits claims for its healthcare providers to over 1,700 companies.  These insurance providers include CIGNA, Prudential, Oxford Health Plan, United Health Plans, Blue Cross, Medicaid, Aetna, Blue Cross/Blue Shield, and Prudential.

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

Index

Marketing Strategy

MedCom has broadened marketing strategy to reduce cost and increase efficiency.  The Company just completed its final phase of its portal software development which has broadened the sales model to it’s Web Portal..  The completion of the portal will increase sales to hospitals which results in multiple sales.  In addition, the portal has become popular for individual doctors, dentist, and other healthcare professionals which often results in a single or possibly multiple sales.  The Company has focused its sales to hospitals as a growing revenue source.

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

Patent

Card Activation Technologies Inc. (“Card”) is a Delaware corporation headquartered in Chicago, Illinois that owns proprietary patented payment transaction technology used for electronic activation of phone, gift and affinity cards.  MedCom owns 58,000,000 shares of common stock of Card which represents 41% of the issued and outstanding shares of Card.

The patent was transferred to Card by MedCom on the formation of Card and in exchange for 146,770,504 shares of Common Stock.

Card was incorporated in August 2006 in order to own and license, the assigned patent which covers payment transaction technology and the process for taking a card with a magnetic strip or other data capture mechanism and processing transactions or activating the card. This process is utilized for prepaid phone cards, gift cards, and debit-styled cards.  As of the date of this report, Card has entered into a license agreement with McDonald’s Corporation. Card has one principal asset, the patented payment transaction technology assigned from MedCom, and one full time and one part-time employee. Card does not expect to commence full scale operations or generate additional revenues until late 2008. Since incorporation, Card has not made any significant purchases or sale of assets, nor has Card been involved in any mergers, acquisitions or consolidations. Card has filed six lawsuits to enforce its patented technology and has sent license agreement requests to a number of companies in order to obtain license agreements with entities that Card believes are infringing its patent.

Card has the ability to market and sell licensing opportunities for the patented technology of processing debit-styled transactions, including processing transactions with debit, phone and gift cards and also activating and adding value to those debit-styled cards.  New View Technologies, which was acquired by MedCom USA, developed the patent and all patents were ultimately assigned to Card.

Index

Revenues

A sales staff meets with a dental or medical professional.  During that initial meeting a real time demo is shown through the Web Portal so the professional has first hand knowledge of the services and its use.  At the time of the meeting a noncancellable licensing agreement is executed along with a service agreement.  The license agreement indicates the life of the agreement if the customer wants check readers, portal wedge, etc. with the Web Portal.  These units allow the professional to swipe a credit card and medical card for the software to read.

The professional executes the licensing agreement which states the terms for a period of 24 – 60 month agreements, number of portal/units needed, at which location the portals will be used, the monthly licensing amount, (which varies per contract) type of contract whether dental or medical, the amount of the gateway access fee (usually $24.95 per month which includes provider enrollment), EDI connectivity, a the monthly maintenance charges that are billed when used as commercial benefit verification, maintenance, training, support, programs upgrades, carrier additions, and customized reports.  The professional then provides MedCom a voided check or credit card number to automatically withdraw or charge the licensing fee and gateway access fees on a monthly basis.  Also those automatic withdrawals include the maintenance charges based upon usage.  The professional also agrees to allow MedCom to provide merchant services for Visa/MasterCard/Amex.  MedCom further agrees that the monthly fees charged for gateway access and licensing fees will commence with in 10 day so of the execution of the noncancellable agreements.

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

The Company continues to recognize transaction fees as they receive them.  The Company collects other fees based upon usage of the software and are not fixed fees such as gateway access and licensing fees and are part of the deliverables such as Provider enrollment, EDI Connectivity, Payer/Provider, Benefit Verification – Govt Billings, Govt, Benefit Verification, Maintenance, Training, Support, Program Upgrades, Carrier Editions, and Customized Reports.  The Company calls these fees transaction fees, they are not a fixed and determinable, therefore are not accrued but are recognized when used by the customer.

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

The Company finances the licensing fees agreement while the gateway access fees are received over the life of the contract.  The license fees are financed through various finance companies.

Revenues from the MedCom System are generated through the sale of the portal software, software terminals, and processing insurance benefit eligibility/verification and financial transaction processing.  The Company receives a fixed amount per software portal and software terminal, and also receives fees for each transaction processed through the MedCom System.  Revenue sources include fees for financial transactions processed through the Web Portal and terminal,.

Index

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

Results of Operations

Revenues for the three months ended March 31, 2008 decreased to $679,326 from $704,545 for the three months ended March 31, 2008 and 2007 respectively. Revenues for the nine months ended March 31, 2008 decreased to $2,327,599 from $3,773,042 for the nine months ended March 31, 2007 respectively.  The Company continues to aggressively pursue and devote its resources and focus its direction in electronic medical transaction processing.   The Company’s agreement with its credit facility in connection with the licensing of terminals and portal transactions therewith, the Company must defer revenue on licensing agreement of the terminals and portal software.  The decline in revenues is directly related in 2007 the Company executed large licensing agreements with large hospital groups such as Mount Sinai, St. Vincent, Beth Israel, and Continuum Partners.  The large hospital groups that licensed our portals licensed at a minimum of 35 portal systems per group.  In the case of St. Vincent our portal system is used exclusively by all of their hospital facilities.  However, in March 31, 2008 the Company was licensing to more individual doctor and dental groups that were directly related to our decrease in revenues and the Company has reduced its sales force.

The Company further refocused its sales through Independent Sales Groups.

Cost of deliverables for three months ended March 31, 2008 increased to $226,126 from $266,323 for three months ended March 31, 2007.  Cost of deliverables for nine months ended March 31, 2008 decreased to $817,812 from $1,198,330 for the nine months ended March 31, 2007.   The Company has developed the MedComConnect portal package that will decrease the cost of each element of the multiple deliverables as the Company focuses on the sale of the portal software which rendered the medical terminals sales no longer the core revenue model for the Company. The decrease in cost of deliverables is directly related to the decrease in revenues from the three quarter ended March 31, 2008.  Also the decrease is related to the decrease then elimination of 25% royalty payments to third parities.  Further the Company no longer pays commission on future revenues from its noncancellable licensing agreements.  Commissions are paid at inception of the licensing agreement at a 10% rate and there are no future payments on residuals revenues from gateway access fees and licensing fees.  The Company paid the future royalty obligation and commitment and is no longer obligated to pay royalties now and in the future.

Selling expenses for three months ended March 31, 2008 decrease to $6,322 from $97,129 for three months ended March 31, 2007.  Selling expenses for nine months ended March 31, 2008 decreased to $39,789 from $179,878 for the nine months ended March 31, 2007.  This decrease is primarily the result of marketing efforts and includes commissions paid to internal sales personnel to market the Company’s products and services.  The Company has introduced an internal telesales marketing strategy for less expensive sales force and more effective in the future.

Index

General and administrative expenses for the three months ended March 31, 2008 decreased to $476,017 from $806,947 for three months ended March 31, 2007.  General and administrative expenses for nine months ended March 31, 2008 decreased to $1,614,524 from $2,748,760 the nine months ended March 31, 2007.  This decrease is attributed to the Company's reduction of workforce in their New York operations as the Company has streamlined overall employee use.  That is the Company has implemented and advanced its in-house software to perform many of the services the prior employees were performing manually.

Interest expense for three months ended March 31, 2008 decrease to $80,552 from $270,957 for the three months ended March 31, 2007.  Interest expenses for nine months ended March 31, 2008 decrease to $316,601 from $660,546 for the nine months ended March 31, 2007.  This decrease is a result of renegotiation of the Company’s credit facility with Ladco.  Also, expenses were incurred and paid on notes the Company has outstanding with LeeCo.  Further the Company’s renegotiation has reduced the accrual of interest below 3% until paid in full in 2009.  We have also have been paying down the LeeCo obligation which has grown from the increase in financing through LeeCo Financial Inc.  The payments to Ladco represented a high interest rate and the Company has systematically reduced the Ladco debt.  Interest income for the three months ended March 31, 2008 decreased to $26,802 from $98,189 for the three months ended March 31, 2007.  Interest income for the nine months ended March 31, 2008 decreased to $145,989 from $304,116 for the nine months ended March 31, 2007.  The decrease is due to the reduction in current sales of the portal software from our license agreements.  The licensing agreements are noncancellable licensing of our portal software in which we charge interest expense and interest income related to the life of the licensing agreement.

The loss for three months ended March 31, 2008 decreased to $92,890 from $645,677 for the three months ended March 31, 2007.  The loss for the nine months ended March 31, 2008 decreased to $325,137 from $1,513,916 for the nine months ended March 31, 2007 The decrease is due to the reduction in revenue, sales force, royalty expense, commissions, and reduction in operations in our New York facility.

No tax benefit was recorded on the expected operating loss for March 31, 2008 and 2007 as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  For the quarter ended we do not expect to realize a deferred tax asset and it is uncertain, therefore we have provided a 100% valuation of the tax benefit and assets until we are certain to experience net profits in the future to fully realize the tax benefit and tax assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operating requirements have been funded primarily on its sale of licensing agreements with hospitals, medical, and dental professionals and sales of the Company’s common stock.  During the nine months ended March 31, 2008, the Company’s net proceeds from the licensing of the Company’s software portals were $635,649 as compared to 2007 of $584,400.  The Company received $1,022,000 as compared to 2007 of $4,754,324 in proceeds from the sale of common stock.  The Company believes that the cash flows from its monthly service and transaction fees are inadequate to repay the capital obligations and has relied upon the sale of common stock through a private place to sustain its operations.

Cash (used) operating activities for the nine months ended March 31, 2008 was ($1,061,387) compared to ($1,932,558) for 2007.  The Company’s focus on core operations resulted in an increase in licenses receivable.  The Company receives payments from customers automatically through electronic fund transfers.  Collection cycles of the monthly noncancellable licenses are generally paid monthly.  The Company has grown its operations to begin to reduce the deficit cash flow positions.  However the Company is still operating in a deficit.  The Company reduced its expenses by exercising a put option to buyout the royalty payments to third parties.  The Company issued common stock valued at for nine months ended March 31, 2008 of $18,500 as compared to $27,040.  The Company had depreciation and amortization expenses for the nine months ended March 31, 2008 of $165,888 as compared to 2007 of $825,801.  The reduction in deprecation is directly related to the write off of the terminal asset capitalized in prior fiscal periods.

Index

Cash provided by (used in) investing activities was $237,894 for nine months ended March 31, 2008, compared to ($394,342) for 2007.  Streamlining operations and capital budget curtailment practices promoted a reduction in equipment purchases for the Company.  However, the Company continues to employ software development teams that are upgrading the existing proprietary software in our terminal and portal licensing agreement sold.  The Company purchased equipment for nine months ended March 31, 2008 of ($202,255) as compared to ($158,025) for March 31, 2007.  The Company advanced proceeds to its affiliate company Card Activation Technologies, Inc. for the nine months ended March 31, 2008 of ($195,500) as compared to ($182,157) for March 31, 2007.

Cash provided by financing activities was $817,902 for the Nine months ended March 31, 2008 as compared to $2,380,787 for 2007.  Financing activities primarily consisted of proceeds from the increase in the financing of our licensing agreement through LeeCo.  The Company does not have adequate cash flows to satisfy its obligations although have improved cash flow and anticipates have adequate cash flows in the upcoming fiscal periods.  The Company received proceeds from the sale of common stock for Nine months ended March 31, 2008 of $1,022,000 as compared to 2006 of $4,754,324.  The Company decrease the cost of raising capital was $65,975 for the Nine months ended March 31, 2008 as compared to $484,373 for 2007.  The Nine months ended March 31, 2008 the chairman advanced funds of $658,000 as compared to $0.00 for 2007.

The Company has funding agreements with various financial groups who provide funding for the License agreement between the Company and Licencee.  The funding groups accept contracts and adopt the same terms and conditions that the Company and Licensing have agreed.  In prior years Ladco required to personally guarantee the licensing agreements which were a financial burden to the Company.  In fiscal 2006, the Company no longer sought funding through Ladco and has consistently sought the funding of LeeCo and other financial groups.  LeeCo does not require personal guarantees of licensing agreements other then hospital agreements.

On September 14, 2006 the Company renegotiated the Ladco debt.  The Company agreed to pay penalties and late fees of $268,585.73 in exchange the renegotiated balance would only carry an interest rate of 3% reduced from 26% in the original note.  The Company originally owed $3,015,063 and renegotiated the balance to $3,880,500 which included the accrued penalties and late fees.  Further the Company would be able to pay the remaining balance of the note for 39 months at $99,500 payments per month until paid in full.  Under the renegotiated note the note matures on October 2009

The LeeCo agreement adopts the agreement that the Company executes with the customer.  LeeCo collects all funds through Automated Clearing House ("ACH") payment processing and is paid from those proceeds.  The excess of those proceeds are collected by the Company.  LeeCo holds, as collateral, all the proceeds from the customer leases, access fees and all cash collections and is secured from all assets of the Company.

The licensing agreement is executed between the professional and the MedCom.  During the course of the agreement the Company ACH payment processes the accounts of the professionals and LeeCo collects the fees and reduces the liability for the licensing fees collected and returns any excess transaction fees to the Company.  The professional does not finance their agreement with LeeCo, as the Company finances the agreement.  LeeCo is not a related party of the Company.  The financing of the licensing agreement is calculated as part of our revenue recognition process as the monthly collection of the licensing fee is recorded against the outstanding balance.  Revenue is not recognized in excess of the cash received from our financing of the likening agreement in accordance with SAB 101.  The guarantees that are provided in connection with the hospital agreements have not changed our revenue recognition process except the accrual of the interest expense related to the unpaid balances.

Index

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments or other market risk sensitive instruments and do not engage in any hedging activities. As a result, we have no exposure to potential loss in future earnings, fair values or cash flows as a result of holding any market risk sensitive instruments.

Index

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Based upon an evaluation of the effectiveness of the Company’s disclosure controls and procedures performed by the Company’s management, with participation of the Company’s Chief Executive Officer, Chief Operating Officer, and its Chief Accounting Officer as of the end of the period covered by this report, the Company’s Chief Executive Officer, Chief Operating Officer, and its Chief Accounting Officer concluded that the Company’s disclosure controls and procedures have been effective in ensuring that material information relating to the Company, including its consolidated subsidiary, is made known to the certifying officers by others within the Company and the Bank during the period covered by this report.

As used herein, “disclosure controls and procedures” mean controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Under the supervision and with the participation of the Chief Executive Officer, the Chief Operating Officer and the Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of March 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the Chief Executive Officer, the Chief Operating Officer and the Chief Accounting Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2008.

Index

(b)  Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

MedCom is involved in various legal proceedings and claims as described in our Form 10-KSB for the year ended June 30, 2007. No material developments occurred in any of these proceedings during the quarter ended March 31, 2008. The costs and results associated with these legal proceedings could be significant and could affect the results of future operations.

ITEM 1A - Risk Factors

I. Risk Factors That May Affect Our Results of Operations and Financial Condition

You should carefully consider the following risk factors before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline and you may lose all or a part of your investment.

Our Common Stock Is Subject To Penny Stock Regulation

Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Since our shares are deemed to be "penny stock", trading in the shares will be subject to additional sales practice requirements on broker/dealers who sell penny stock to persons other than established customers and accredited investors.

The Liquidity Of Our Common Stock Is Seriously Limited And There Is A Limited Market For Our Common Stock

Our stock is currently being traded on the NASDAQ Over-The-Counter Bulletin Board, and the liquidity of our common stock is limited. The Bulletin Board is a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ system. Any broker/dealer that makes a market in our stock or other person that buys or sells our stock could have a significant influence over its price at any given time.

Index

We May Not Have Access to Sufficient Capital to Pursue our litigation and therefore Would Be Unable to Achieve Our Planned Future Growth:

We intend to pursue a growth strategy that includes development of the Company business and technology.  Currently we have limited capital which is insufficient to pursue our plans for development and growth.  Our ability to implement our growth plans will depend primarily on our ability to obtain additional private or public equity or debt financing.  We are currently seeking additional capital.  Such financing may not be available at all, or we may be unable to locate and secure additional capital on terms and conditions that are acceptable to us.  Our failure to obtain additional capital will have a material adverse effect on our business.

Our Lack of Diversification In Our Business Subjects Investors to a Greater Risk of Losses:

All of our efforts are focused on the development and growth of that business and its technology in an unproven area.  Although the medical billing is substantial, we can make no assurances that the marketplace will accept our products.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the period ended March 31, 2008, except the company issued 2,357,357 common shares for $1,022,000 in a private placement.  We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, within the last quarter. Except as stated below, no underwriting discounts or commissions were paid with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).  Also, was a Form D filed and blue sky filings made (if a private placement)

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended March 31, 2008.

ITEM 5.  OTHER INFORMATION

None

Index

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

Registrant	MedCom USA Incorporated
Date: May 15, 2008	By: /s/ William P. Williams

William P. Williams
Chairman, President Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)