Form 10-K
period 2008-06-30
MEDCOM USA INC
filed 2008-09-29
CIK 907127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2008
OR
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

Common Stock, $.0001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes     No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Small Business Issuer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes  No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2008 was approximately $6,460,000

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: As at June 30, 2008, there were 95,608,,789 shares of Common Stock, $0.0001 par value per share issued and outstanding and 4,250 Series A preferred stock, $0.001 par value per share, issued outstanding and 2,850 Series D preferred stock $.0001 par value per share, issued outstanding.
Documents Incorporated By Reference

None

PART I

ITEM 1.  BUSINESS.

Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, but are not limited to, statements regarding future events and the Company’s plans and expectations.  Actual results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-KSB or incorporated herein by reference, including those set forth in Management’s Discussion and Analysis or Plan of Operation.

History and General Overview

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

The Company changed its name to MedCom USA, Inc. in October 1999.  During the fiscal years of 1999 and continuing through 2000, the Company directed its efforts in medical information processing. From March 31, 2001 through 2005, the Company operated the MedCom System (“MedCom”) that is deployed through a point-of-sale terminal or web portal offering electronic transaction processing, as well as insurance eligibility verification. Since 2005, the Company has aggressively focused on its primary operations in Electronic Data Interchange (EDI) and core business in Electronic Medical Transaction Processing.

Medical Transaction Processing

MedCom System

The Company provides innovative web-based technology solutions for the healthcare industries that enable medical providers to check patient eligibility and a variety of financial services to efficiently collect patient co-pays and deductibles, The MedCom System currently operates through a web-portal.  The company still supports point-of-sale terminals which it had previously sold. All new business is sold through its web-portal.

The Company’s a “web portal” encourages customers to process their medical claims through an online portal.   Many customers purchase the terminal for the front office and the portal system for the back office to take advantage of the ease of both products.

Financial Services

The Company’s credit card center and check services, provides the healthcare industry a combination of services designed to improve collection and approvals of credit/debit card payments along with the added benefit and convenience of personal check guarantee from financial institutions.

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

Patient Eligibility

The MedCom System is also an electronic processing system that consolidates insurance eligibility verification, and payment services.  Presently, the MedCom system was able to retrieve on-line eligibility information from over 450 medical insurance companies and plans in seconds  Included in this group is the newly activated Medicare Part A & B eligibility for all 50 states.  This gives us access to over 42 million lives.  These insurance providers include CIGNA, Prudential, Oxford Health Plan, United Health Plans, Blue Cross, Medicaid, Aetna, Blue Cross/Blue Shield, and Prudential.
.
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

Competition

Competing health insurance claims processing and/or benefit verification systems include Endeon and McKesson.  There are similar companies that compete with the Company with respect to its financial transaction processing services performed by the MedCom system.  These companies compete with the Company directly or to some degree.  Many of these competitors are better capitalized than the Company, and maintain a significant market share in their respective industries.

Technical Support Assistance

The Company offers multiple training options for its products and services and is easily accessed at www.medcomusa.com.  Training and teleconferencing, and technical support assistance are also features offered to health care providers.

Marketing Strategy

MedCom has broadened marketing strategy to reduce cost and increase efficiency.  The Company just completed its final phase of its portal software development which has broadened the sales model to its Web Portal.  The completion of the portal will increase sales to hospitals which results in multiple sales.  In addition, the portal has become popular for individual doctors, dentist, and other healthcare professionals which often results in a single or possibly multiple sales.  The Company has focused its sales to hospitals as a growing revenue source.

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

MedCom has been expanding its position with hospitals and working closely with hospital consultants and targeted seminars.  The Company, with its new Online web portal product and Medicare access, is becoming an increasingly valuable tool for the outpatient and faculty practice areas of hospitals.  While the ISO groups focus on individual doctors, dentists and clinics, our hospital team is focusing on multiple unit sales opportunities with hospitals around the country. The company is working on acquiring strategic companies with additional services and client bases to increase its market share and revenue.

Patent

Card Activation Technologies Inc. (“Card”) is a Delaware corporation headquartered in Chicago, Illinois that owns proprietary patented payment transaction technology used for electronic activation of phone, gift and affinity cards.  MedCom owns approximately 58,000,000 shares of common stock of Card which represents 41% of the issued and outstanding shares of Card.

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

Service Agreements

During June 2005, the Company entered into a service agreement with TESIA-PCI, Inc.  This agreement to replace and service and support POS terminals inclusive of eligibly, claims processing, credit card processing for TESIA’s dental providers.

Additional Information

MedCom files reports and other materials with the Securities and Exchange Commission.  These documents may be inspected and copied at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C., 20549.  You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

Employees

As of fiscal year end June 30, 2008, the Company had 13 employees.

ITEM 1A - Risk Factors

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

WE DO NOT INTEND TO PAY DIVIDENDS

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are rapid, there is no assurance with respect to the amount of any such dividend.

BECAUSE WE ARE QUOTED ON THE OTCBB INSTEAD OF AN EXCHANGE OR NATIONAL QUOTATION SYSTEM, OUR INVESTORS MAY HAVE A TOUGHER TIME SELLING THEIR STOCK OR EXPERIENCE NEGATIVE VOLATILITY ON THE MARKET PRICE OF OUR STOCK.

Our common stock is traded on the OTCBB. The OTCBB is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the OTCBB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2007, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2008, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

THE REPORT OF OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM CONTAINS EXPLANATORY LANGUAGE THAT SUBSTANTIAL DOUBT EXISTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The report states that we depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

OPERATING HISTORY AND LACK OF PROFITS WHICH COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE. THE PRICE AT WHICH YOU PURCHASE OUR COMMON SHARES MAY NOT BE INDICATIVE OF THE PRICE THAT WILL PREVAIL IN THE TRADING MARKET. YOU MAY BE UNABLE TO SELL YOUR COMMON SHARES AT OR ABOVE YOUR PURCHASE PRICE, WHICH MAY RESULT IN SUBSTANTIAL LOSSES TO YOU. THE MARKET PRICE FOR OUR COMMON SHARES IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND THINLY TRADED PUBLIC FLOAT, LIMITED

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

VOLATILITY IN OUR COMMON SHARE PRICE MAY SUBJECT US TO SECURITIES LITIGATION, THEREBY DIVERTING OUR RESOURCES THAT MAY HAVE A MATERIAL EFFECT ON OUR PROFITABILITY AND RESULTS OF OPERATIONS.

As discussed in the preceding risk factors, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

FORWARD-LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements regarding management’s plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things, (a)  our growth strategies, (b) anticipated trends in our industry, (c) our ability to obtain and retain sufficient capital for future operations, and (d) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Business,” as well as in this Annual Report  generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions described herein. The assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed elsewhere in the “Risk Factors” section of this prospectus, there are a number of other risks inherent in our business and operations which could cause our operating results to vary markedly and adversely from prior results or the results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter marketing, capital investment and other expenditures, which may also materially adversely affect our results of operations. In light of significant uncertainties inherent in the forward-looking information included in this prospectus, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

Some of the information in this prospectus contains forward-looking statements that involve substantial risks and uncertainties. Any statement in this prospectus and in the documents incorporated by reference into this prospectus that is not a statement of an historical fact constitutes a “forward-looking statement”. Further, when we use the words “may”, “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “internal”, and similar words, we intend to identify statements and expressions that may be forward- looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the risk factors discussed herein.

ITEM 2.  PROPERTIES.

As of fiscal year end June 30, 2008 and 2007, the Company maintains its corporate executive offices in Scottsdale, Arizona.  The Company leases 1,317 square feet of office space for approximately $32,000 annually.  The Company entered into a three-year lease in May 2002 for the Scottsdale facility. The Company also maintains an office in Irvine, California, for executive office space for approximately $1,300 a month to month basis.  The Company also leases 1,300 square feet of office space in Islandia, New York, for approximately $28,800 annually the Company entered into a three-year lease in April 2008;
Rental Leases on a Monthly Basis:

	Scottsdale	Irvine	Islandia	Total

2007	$2,666	$1,300	$8,699	12,665

2008	$2,666	$1,300	$2,500	6,466

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company submitted no matters to a vote of its security holders during the fiscal year ended June 30, 2008.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MedCom common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System (“Electronic Bulletin Board) and can be accessed on the Internet at www.otcbb.com under the symbol “EMED.”

At June 30, 2008, there were 95,608,789 shares of common stock of MedCom outstanding and there were approximately 789 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for MedCom’s common stock.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Fiscal Year Ended June 30, 2008	High	Low
First Quarter (July – September 2006)	$.43	$.37
Second Quarter (October – December 2006)	$.46	$.45
Third Quarter (January – March 2007)	$.46	$.45
Fourth Quarter (April – June 2007)	$.43	$.37

First Quarter (July – September 2007)	$.35	$.32
Second Quarter (October – December 2007)	$.27	$.25
Third Quarter (January – March 2008)	$.17	$.15
Fourth Quarter (April – June 2008)	$.10	$.07

On June 30, 2008, the closing bid price of our common stock was $.11

Dividends

MedCom has never paid dividends on any of its common stock shares. MedCom does not anticipate paying dividends at any time in the foreseeable future and any profits will be reinvested in MedCom’s business.  MedCom’s Transfer Agent and Registrar for the common stock is Corporate Stock Transfer located in Denver, Colorado.

Recent sales of unregistered securities

Quarter Ended	Stock issued	Cash Received	Stock issued
	for Cash		for Services
September 30, 2006	7,384,373	$2,178,991	1,837,331
December 31, 2006	2,579,331	$1,273,333	4,726,870
March 31, 2007	2,659,000	$1,302,000	866,530
June 30, 2007	2,201,856	$768,651	200,000
Year Ended June 30, 2007	14,824,560	$5,522,975	7,630,731

September 30, 2007	1,847,357	$803,000	-
December 31, 2007	310,000	$155,000
March 31, 2008	200,000	$64,000
June 30, 2008	478,572	$-	466,645
Year Ended June 30, 2008	2,835,929	1,022,000	466,645

During the year ended June 30, 2007 the Company issued 14,824,560 shares of its common stock for $5,522,975.  The shares were issued to third parties in a private placement of the Company’s common stock.  The shares were sold throughout the year ended June 30, 2007, ranging from $.75 per share at the beginning of the year to $.25 per share at the end of the year.  Commissions of approximately $1,350,078 are recorded as a charge in additional paid in capital as direct costs associated with the raising of equity capital.  The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

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

During the year ended June 30, 2008 the Company issued of 2,357,357 shares of its common stock for $1,022,000.  The shares were issued to third parties in a private placement of the Company’s common stock.  The shares were sold throughout the quarter ended March 31, 2008, ranging from $.35 per share at the beginning of the period to $.48 per share at the end of the period.  Commissions of approximately $94,975 are recorded as a charge in additional paid in capital as direct costs associated with the raising of equity capital.  The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

The Company has issued shares of its common stock as consideration to consultants for the fair value of the services rendered.  The value of those shares was determined based on the trading value of the stock at the dates on which the agreements were entered into for the services.   During the year ended June 30, 2008, the Company granted to consultants and paid out obligations of 478,572 shares of common stock valued in the aggregate at $466,645.  The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Transfer Agent

On June 30, 2008, the Company engaged Corporate Stock Transfer to serve in the capacity of transfer agent. Their mailing address and telephone number Corporate Stock Transfer, 3200 Cherry Creek Drive South, Suite 430. Denver, CO  80209 - Phone is (303) 282-4800.

Stock Splits

Share data in this report have been adjusted to reflect the following stock splits relating to the Company's common stock: June 1995: 2-for-1 forward split, February 1996: 1-for-10 reverse split, February 1998: 1-for-4 reverse split, May 2001: 1-for-5 reverse split.

ITEM 6.  SELECTED FINANCIAL DATA.

The following information has been summarized from financial information included elsewhere and should be read in conjunction with such financial statements and notes thereto.

Summary of Statements of Operations of EMED

Year Ended June 30, 2008 and 2007

Statement of Operations Data
	Years Ended June 30,	Years Ended June 30,

	2008	2007

Revenues	$2,901,482	$4,004,899
Cost of Deliverables	(1,005,359)	(1,682,412)
	(2,941,218)	(4,876,098)

Net Loss	$(1,045,095)	$(2,553,611)

Balance Sheet Data:

	Years Ended June 30,	Years Ended June 30,

	2007	2007

Current Assets	$650,968	$1,013,600
Total Assets	1,177,025	2,125,107
Current Liabilities	3,565,386	3,341,144
Non Current Liabilities	3,388,663	4,909,562
Total Liabilities	6,954,049	8,250,706
Working Capital (Deficit)	(2,914,418)	(2,327,544)
Shareholders'Equity (Deficit)	$(5,777,024)	$(6,125,599)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OR PLAN OF OPERATION.

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation for comparative purposes.

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

Vendor-Specific Objective Evidence

We have non-software and software deliverables which have a specific cost per customer.  The costs of the deliverables are valued at based on historical cost, usage and delivered charges.  We deliver the following VSOE:

Provider enrollment, EDI Connectivity, Payer/Provider, Benefit Verification – Govt. Billings, Referral Transfers – Govt. billing, Benefit Verification – Commercial, Referral Transfer – Commercial, Claim Status, Service Authorization, Maintenance, Training, Support, Program Upgrades, Carrier Editions, and Customized Reports.  These deliverables are delivered electronically therefore the average cost is $1.02 per delivery.  The company assessed its prior electronic costs these costs average between 80 cents to $1.25 per customers.  Management decided to use the average cost of $1.02 to value these deliverables.

We provide non-software deliverables and have valued these costs based on the average of purchasing the hardware for outside third parties.  The non-software deliverables are the terminal which cost $394 per terminal, pin pads which cost $100, check reader which cost $100, Reader Printers which cost $100, and Portal Wedge costs $100.  The Company has further cost per terminal to upgrade and update the software to be in compliance with the health care industry which the per terminal and portal costs are $250.

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

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9 “Modifications of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” and interpreted by the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104 - Revenue Recognition. The Company has also adopted Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.

The Company recognizes revenue on software related transactions on single element arrangements and on each element of a multiple element arrangement, when all of the following criteria are met:

1. Persuasive evidence of an arrangement exists, which consists of a written, non-cancelable contract signed by both parties;
2. The fee is fixed or determinable when we have a signed contract that states the agreed upon fee for our products and/or services, which specifies the related payment terms and conditions of the arrangement and it is not subject to refund or adjustment;
3. Delivery occurs:
a. For licenses - due to the Web nature of our software, when the software is shipped to our customer. Our arrangements are typically not contingent upon the customer providing the hardware, staff for training or scheduling conflicts in general nor do our arrangements contain acceptance clauses;
b. Non Software deliverables- when shipped to our customers;
c.  For access, authorization, verification and other services – ratably over the annual service period.
d. For post-contract customer support - ratably over the annual service period.
e. For professional services - as the services are performed for time and materials contracts or upon achievement of milestones on fixed price contracts.
4. Collection upfront cash received fro contracts is probable as determined by a credit evaluation, the customer’s payment history (either with other vendors or with us in the case of follow-on sales and renewals) and financial position.

Our arrangements typically represent large value “multiple element” arrangements where a multi-year term license is delivered in the first year with post contract support (PCS) and certain professional services.  PCS some through the life of the contract includes technical support, maintenance, enhancements and upgrades.  In the first year, PCS is packaged with the license and accordingly the Company allocates the arrangement fees to the elements using the residual method which generally results in 63% of the first year’ arrangement fee being allocated to license revenue.  The Company recognizes revenue from license fees when the software is shipped to the customer.  PCS subsequent to year one is optional and renewable at a customer’s discretion on an annual basis.   The PCS revenue subsequent to year 1 is realized annually, upon customer acceptance, as deferred revenue and recognized as revenue over the service period of one year.  Professional services include training and installation services and are accounted for separately as they are not considered essential to the functionality of the software.

The Company charges various fees for other services as utilized by the customer. These services include, but are not limited to, access fee, provider enrollment fees, EDI connectivity fees, Payer/Provider fees, benefit verification fees, referral transfer fees and service authorization fees.

Deferred Revenue

Deferred revenue result from fees billed to customers for which revenue has not yet been recognized or for which the conditions of the arrangement have been modified. Current deferred revenue generally represents PCS and training services not yet rendered and deferred until all requirements under SOP 97-2 are satisfied.  Non-current deferred revenue represents license fees which will be deferred until such time as all SOP 97-2 requirements have been satisfied.

We have adopted the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

Recent Developments

We have signed letters of intent acquiring PayMed USA, LLC and Absolute Medical Software Systems, LLC. PayMed USA and Absolute Medical are leading providers of Practice Management, Electronic Medical Records, and Revenue Cycle Management software to Hospitals, Surgery Centers and Physician Practices.

We have renegotiated the credit facility with LEECO Financial Services in July, 2008.  We have agreed to transfer 2,000,000 common shares of its holdings in Card Activation Technologies, Inc. a Delaware Corporation (“CDVT”).  Commencing January 1, 2009, LEECO shall be permitted to sell the CDVT stock in increments and shall prompt apply the proceeds from such sales to discharge the LEECO Indebtedness, provided that LEECO shall not sell in any given 30 day period more than a number of shares of CDVT stock that is equal to the greater of 200,000 shares or 150% of the average daily trading volume for such shares in the previous 30 day period provided the stock price is over $2.00.  These common stock sales will be offset against the outstanding balance with LEECO Financial Services, Inc.  We have been in agreement to allocate the interest of $500,000 and payments over a period of 18 months effective September 1, 2008.

We are further renegotiating our agreement with LADCO Financial Services, Inc.  Presently we have been making minimum payments to reduce our structured debt agreement.

RESULTS OF OPERATIONS

Fiscal Year Ended June 30, 2008, Compared to Fiscal Year Ended June 30, 2007

Revenues for Fiscal 2008 decreased to $2,901,482 from $4,004,899 during fiscal 2007 as 72% reduction.  This decrease in revenue is directly the result of changes in the Company's strategic direction in core operations.  This included discontinuing declining or unprofitable and business sectors.  We continue to aggressively pursue and devote its resources and focus its direction in electronic medical transaction processing.   The Company’s agreement with its credit facility in connection with the licensing of terminals and portal transactions therewith, We must defer revenue on licensing agreement of the terminals and portal software.

We have further refocused is sales to large practice management groups to sell multiple web portals and further have expanded its exposure and future sales with a large dental group.  In year ended 2007 the negotiations and relationship with the practice management and dental groups were being fostered and the company will not realize those efforts until fiscal year 2008.

Cost of deliverables for the quarter ended fiscal 2008 decreased to $1,005,359 as compared to fiscal 2007 of $1,682,412 a 69% reduction.  We have developed the MedComConnect portal package that will decrease the cost of deliverables as the company focuses on the sale of the portal software which rendered the medical terminals sales no longer the core revenue model for us. The decrease in cost of deliverables is directly related to the decrease in revenues from the two fiscal years.  Further we no longer pay commission on future revenues from its noncancellable licensing agreements.  Commissions are paid at inception of the licensing agreement at a 10% rate and there are no future payments on residuals revenues from gateway access fees and licensing fees.

Selling expenses for the fiscal 2008 decreased to $52,313 as compared to fiscal 2007 of $209,998 a 25% reduction.  This decrease is primarily the result of marketing efforts and includes commissions paid to internal sales personnel to market the Company’s products and services.  We have introduced the telesales marketing strategy for less expensive sales force and more effective in the future.  We have been focused on the practice management and large dental groups and should see the results of their efforts in fourth quarter.

General and administrative expenses for the fiscal 2008 decreased to $2,467,504 as compared to fiscal 2007 of $4,127,360 a 62% reduction.    This decrease is attributed to the Company's reduction of workforce in their New York operations as We have streamlined overall employee use.  We have implemented and advanced its in-house software to perform many of the services the prior employees were performing manually.  The decrease is related to settling outstanding litigation which resulted decrease in legal fees.  We do not expect additional expense related to this expense in the future.

Interest expense for fiscal 2008 decreased to $512,358 as compared to fiscal 2007 of $885,189 a 38% reduction.  This decrease is a result of renegotiation of the Company’s credit facility with Ladco who was charge a higher interest rate.  Also, expenses were incurred and paid on notes We have outstanding with LeeCo.  Further We have renegotiation has reduced the accrual of interest below 3% until paid in full in 2009.  We have also have been paying down the LeeCo obligation which has grown from the increase in financing through LeeCo Financial Inc.  The payments to Ladco represented a high interest rate and it has been a Company initiative to reduce the Ladco debt to zero.   Interest income for fiscal 2008 decreased to $179,097 as compared to Fiscal 2007 of $395,050. The decrease is due to the reduction in current sales of the portal software from our license agreements.  The licensing agreements are noncancellable licensing of our portal software in which we capitalize the receivable and liability related to the life of the licensing agreement.  The accrual of these licensing agreements results in interest income.

The loss for fiscal 2008 decreased to ($1,045,095) as compared to fiscal 2007 of ($2,553,611).  The decrease is due to the reduction in revenue, sales force, royalty expense, commissions, and reduction in operations in our New York facility.

No tax benefit was recorded on the expected operating loss for fiscal 2008 and 2007 as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  For the quarter ended we do not expect to realize a deferred tax asset and it is uncertain, therefore we have provided a 100% valuation of the tax benefit and assets until we are certain to experience net profits in the future to fully realize the tax benefit and tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Our operating requirements have been funded primarily on its sale of licensing agreements with hospitals, medical and dental professionals and sales of our common stock.  During the fiscal 2008, our net proceeds from the licensing of our software portals were $874,591 as compared to fiscal 2007 of $1,505,166.  We have received $1,022,000 in fiscal 2008 as compared to Fiscal 2007 of $5,474,375 in proceeds from the sale of common stock.  We believe that the cash flows from its monthly service and transaction fees are inadequate to repay the capital obligations and have relied upon the sale of common stock through a private place to sustain its operations.

Cash used in operating activities for the fiscal year 2008 was $1,567,875 compared to $3,966,556 for fiscal year 2007.  We have focus on core operations results in an increase in licenses receivable.  We receive payments from customers automatically through electronic fund transfers.  Collection cycles are generally less than thirty days.  We have grown its operations to begin to reduce the deficit cash flow positions.  However we are still operating in a deficit.

Cash provided by investing activities was $498,271 for fiscal 2008, compared to $523,215 for Fiscal 2007.  Streamlining operations and capital budget curtailment practices promoted a reduction in equipment purchases for us.  However, we continue to employ software development teams that are upgrading the existing proprietary software in our terminal and portal licensing agreement sold.  We have developed its portal software during fiscal 2008.  Fiscal 2008 the chairman advanced funds of $1,053,907 as compared to ($489,626) for fiscal 2007.  We have received advances for fiscal 2008 of $163,250 as compared to $49,541 in fiscal 2007 to Card Activation Technologies, Inc.

Cash provided by financing activities was $1,105,251 for fiscal 2008 as compared to $3,407,213 for fiscal 2007.  Financing activities primarily consisted of proceeds from the licensing of our software portal transactions through our licensing agreements with hospitals and medical and dental professionals.  We do not have adequate cash flows to satisfy its obligations although have improved cash flow and anticipates have adequate cash flows in the upcoming fiscal period.  We received proceeds from the sale of common stock for fiscal 2008 of $1,022,000 as compared to fiscal 2007 of $5,474,375.  We have decreased its licensing debt for fiscal 2008 of $874,822 as compared to $227,458 for 2007.  We have decrease the cost of raising capital was $94,975 for fiscal 2008 as compared to $1,350,078 for fiscal 2007 was due to the increase in the amount of capital raised.

We have used funds advanced from an affiliated entity that is controlled by our chairman and chief executive officer.  As of fiscal 2008 we maintained a note payable from this entity for the amount of $908,987 as compared to Fiscal 2007 of $305,000 including accrued interest.  We owe the chairman $908,987.

We have funding agreements with LeeCo Financial Service Inc. and Ladco Financial Group who provide exclusive funding for the License agreement between the Licensing and us.  The funding groups accept contracts and adopt the same terms and conditions that Licensing and we have agreed.  In prior years Ladco required to personally guarantee the licensing agreements which were a financial burden to us.  In Fiscal 2007, we no longer sought funding through Ladco and have consistently sought the funding of LeeCo.  LeeCo does not require personal guarantees of licensing agreements other then hospital agreements.  LeeCo requires us to personally guarantee the hospital agreements due to the size and volume of transaction with the terminal and web portals.

We expect increased cash flow from its existing services fees which include transaction processing, benefit claims processing, direct terminal sales, and credit card processing. The decrease in cost of deliverables is directly related to the sales through our telesales.

We are looking at expanding the market for its services and considering prospective acquisitions that would complement the existing revenue model.  We have investigated two possible acquisitions but until due diligence is completed and negotiations have been completed we will continue to look for possible new horizontal business mergers.

On September 14, 2006 we have renegotiated the Ladco debt.  We have agreed to pay penalties and late fees of $268,585.73 in exchange the renegotiated balance would only carry an interest rate of 3% reduced from 26% in the original note.  We originally owed $3,015,063 and renegotiated the balance to $3,880,500 which included the accrued penalties and late fees.  Further we would be able to pay the remaining balance of the note for 39 months at $99,500 payments per month until paid in full.  Under the renegotiated note the note matures on October 2009.  We has paid $895,500 toward the unpaid for fiscal 2007 and there is an outstanding balance of $2,985,000 of the Ladco obligation.

LeeCo agreement adopts the agreement that we execute with the customer.  LeeCo collects all funds through ACH and is paid from those proceeds.  The excess of those proceeds are collected by us.  LeeCo holds as collateral all the proceeds from the customer leases, access fees and all cash collections and is secured from all assets of ours.

The licensing agreement is executed between the professional and the MedCom.  During the course of the agreement we ACH’s the accounts of the professionals and LeeCo collects the fees and reduces the liability for the licensing fees collected and returns any excess transaction fees to us.  The professional does not finance their agreement with LeeCo, we finance the agreement.  LeeCo is not a related party of ours.  The financing of the licensing agreement is calculated as part of our revenue recognition process as the monthly collection of the licensing fee is recorded against the outstanding balance.  Revenue is not recognized in excess of the cash received from our financing of the likening agreement in accordance with SAB 101.  The guarantees that are provided in connection with the hospital agreements have not changed our revenue recognition process except the accrual of the interest expense related to the unpaid balances.

We have renegotiated the credit facility with LEECO Financial Services in July, 2008.  We have agreed to transfer 2,000,000 common shares of its holdings in Card Activation Technologies, Inc. a Delaware Corporation (“CDVT”).  Commencing January 1, 2009, LEECO shall be permitted to sell the CDVT stock in increments and shall prompt apply the proceeds from such sales to discharge the LEECO Indebtedness, provided that LEECO shall not sell in any given 30 day period more than a number of shares of CDVT stock that is equal to the greater of 200,000 shares or 150% of the average daily trading volume for such shares in the previous 30 day period provided the stock price is over $2.00.  These common stock sales will be offset against the outstanding balance with LEECO Financial Services, Inc.  We have been in agreement to allocate the interest of $500,000 and payments over a period of 18 months effective September 1, 2008.

We are further renegotiating our agreement with LADCO Financial Services, Inc.  Presently we have been making minimum payments to reduce our structured debt agreement.  LadCo and LeeCo have no affiliation with the Company.

Other Considerations

There are numerous factors that affect the business and the results of its operations.  Sources of these factors include general economic and business conditions, federal and state regulation of business activities, the level of demand for product services, the level and intensity of competition in the healthcare electronic transaction processing industry, and the ability to develop new services based on new or evolving technology and the market's acceptance of those new services, our ability to timely and effectively manage periodic product transitions, the services, customer and geographic sales mix of any particular period, and our ability to continue to improve our infrastructure including personnel and systems to keep pace with our anticipated rapid growth.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.  We are in the business of Medical Billing through the delivery of our portal software products.

ITEM 8.  FINANCIAL STATEMENTS

MEDCOM USA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MEDCOM USA INCORPORATED

We have audited the accompanying consolidated balance sheet of MedCom USA Incorporated and Subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MedCom USA Incorporated, Inc and Subsidiaries, as of June 30, 2008 and 2007, and the results of their operations and their cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $91,271,451 through the period ended June 30, 2008, and current liabilities exceeded current assets by approximately $2,914,418 at June 30, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

JEWETT, SCHWARTZ, WOLFE & ASSOCIATES
Hollywood, Florida
September 28, 2007

2514 HOLLYWOOD BOULEVARD, SUITE 508 ● HOLLYWOOD, FLORIDA 33020 ● TELEPHONE (954) 922-5885 ● FAX (954) 922-5957
MEMBER - AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS ● FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
PRIVATE COMPANIES PRACTICE SECTION OF THE AICPA ● REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD OF THE SEC

MEDCOM USA, INC.
CONSOLIDATED BALANCES SHEETS
FOR YEARS ENDED JUNE 30, 2008 and 2007

ASSETS:
	2008	2007
CURRENT ASSETS
Cash	$61,857	$26,210
Licensing contracts - current portion, net	511,863	790,250
Prepaid expenses and other current assets	77,247	197,140
Total current assets	650,966	1,013,600

PROPERTY AND EQUIPMENT, net	462,431	483,986

Licensing contracts - long-term portion. net	42,120	547,223
Other assets	-	62,641
Deposits	21,507	17,657
TOTAL ASSETS	$1,177,025	$2,125,107

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

CURRENT LIABILITIES:
Accounts payable	$131,523	$123,156
Accrued expenses and other liabilities	285,344	54,442
Dividend payable	23,750	23,750
Notes from afiliates	1,118,957	305,000
Deferred revenue - current portion	193,809	498,971
Licensing obligations - current portion	1,812,003	2,335,825
Total current liabilities	3,565,386	3,341,144

Licensing obligations - long-term portion	3,006,173	3,357,175
Deferred revenue	382,490	1,552,387
Total liabilities	6,954,049	8,250,706

STOCKHOLDERS' DEFICIENCY:
Convertible preferred stock, series A $.001par value, 52,900 shares designated, 4,250 issued and outstanding	4	4
Convertible preferred stock, series D $.01par value, 50,000 shares designated, 2,850 issued and outstanding	29	29
Common stock, $.0001 par value, 175,000,000 shares authorized, 95,608,789 and 92,772,860 issued and outstanding as of June 30, 2008 and 2007	9,562	9,278
Treasury stock	-	(37,397)
Paid-in capital	85,484,832	84,128,843
Accumulated deficit	(91,271,451)	(90,226,356)
Total stockholders' deficiency	(5,777,024)	(6,125,599)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,177,025	$2,125,107

The accompanying notes are an integral part of these consolidated financial statements.

MEDCOM USA, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2008 AND JUNE 30, 2007

	2008	2007

REVENUES:
Terminal sales	$-	$41,681
Service	2,026,890	2,458,052
Licensing fees	874,591	1,505,166
	2,901,481	4,004,899
COST OF DELIVERABLES:	1,005,359	1,682,413
GROSS PROFIT	1,896,122	2,322,486

OPERATING EXPENSES:
General and administrative expenses	2,467,504	4,127,360
Sales and marketing expenses	52,313	209,998
Total operating expenses	2,519,817	4,337,358
OPERATING LOSS	(623,695)	(2,014,872)

OTHER (INCOME) AND EXPENSES
Interest expense	512,358	885,189
Interest Income	(179,091)	(395,050)
Legal settlement	10,000	48,600
Impairment of assets	78,133	-
Total other expense	421,400	538,739

LOSS BEFORE INCOME TAXES	(1,045,095)	(2,553,611)

INCOME TAX BENEFIT	-	-

NET LOSS	$(1,045,095)	$(2,553,611)

NET LOSS PER SHARE:
Basic and diluted:	$(0.01)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted:	94,837,327	84,729,836

The accompanying notes are an integral part of these consolidated financial statements.

MEDCOM USA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007- Continued

			\ ----------- Prefered Stock -----------\
	Common Stock		Preferred A & B		Preferred D		Paid-in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

JUNE 30, 2007	92,772,860	$9,278	4,250	$4	2,850	$29	$84,128,843	$(37,397)	$(90,226,356)	$(6,125,599)

Common stock issued for cash	2,357,357	236	-	-	-	-	1,021,764	-	-	1,022,000

Common stock issued for services	278,572	28	-	-	-	-	277,617	-	-	277,645

Common stock issued for assets	200,000	20	-	-	-	-	188,980	-	-	189,000

Cost of raising capital	-	-	-	-	-	-	(94,975)	-	-	(94,975)

Cancelled stock							(37,397)	37,397		-

Net loss	-	-	-	-	-	-	-	-	(1,045,095)	(1,045,095)

JUNE 30, 2008	95,608,789	$9,562	4,250	$4	2,850	$29	$85,484,832	$-	$(91,271,451)	$(5,777,024)

The accompanying notes are an integral part of these consolidated financial statements.

MEDCOM USA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007 - Continued

			\ ----------- Prefered Stock -----------\
	Common Stock		Preferred A & B		Preferred D		Paid-in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

JUNE 30, 2006	70,317,569	$7,032	4,250	$4	2,850	$29	$80,108,536	$(37,397)	$(87,672,745)	$(7,594,542)

Common stock issued for cash	14,824,560	1,483	-	-	-	-	5,521,491	-	-	5,522,975

Common stock issued for services	7,630,731	763	-	-	-	-	3,899,374	-	-	3,900,137

Cost of raising capital	-	-	-	-	-	-	(1,350,078)	-	-	(1,350,078)

Cost of royalty	-	-	-	-	-	-	(4,050,480)	-	-	(4,050,480)

Net loss	-	-	-	-	-	-	-	-	(2,553,611)	(2,553,611)

JUNE 30, 2007	92,772,860	$9,278	4,250	$4	2,850	$29	$84,128,843	$(37,397)	$(90,226,356)	$(6,125,599)

The accompanying notes are an integral part of these consolidated financial statements.

MEDCOM USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2006 AND 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,045,095)	$(2,553,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock as consideration for services	277,645	3,731,738
Issuance of stock for legal settlement	-	48,600
Cost of put royalty option obligation buyout	-	(4,050,480)
Deprecation and amortization	223,811	991,690
Allowance for doubtful accounts	76,587	57,948
Changes in operating assets and liablities:
Prepaid and other current assets	131,117	10,451
Other assets	3,850	-
Accounts payable	8,368	(129,058)
Accrued expenses and other liabilities	230,901	(642,652)
Deferred revenue	(1,475,059)	(1,431,182)
Net cash used in operating activities	(1,567,875)	(3,966,556)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchasing of equipment	(13,132)	-
Licensing contracts - current portion	201,800	(221,648)
Licensing contracts - long-term portion	505,103	794,404
Note receivable affiliates	(195,500)	(49,541)
Net cash provided by investing activities	498,271	523,215

CASH FLOWS FROM FINANCING ACTIVITIES:
Licensing obligation - current portion	(523,820)	613,284
Licensing obligation - long-term portion	(351,002)	(840,742)
Cost of raising capital	(94,975)	(1,350,078)
Proceeds from sale of common stock	1,022,000	5,474,375
Proceeds from notes from affiliates	1,053,048	(489,626)
Net cash (used in) provided by financing activities	1,105,251	3,407,213

INCREASE (DECREASE) IN CASH	35,647	(36,128)
CASH, BEGINNING OF YEAR	26,210	62,338
CASH, END OF YEAR	$61,857	$26,210

SUPPLEMENTAL CASH FLOW INFORMATION:
	2008	2007
Taxes paid	$-	$-
Interest paid	$490,509	$533,493

NON CASH FINANCING AND INVESTING:
Issuance of common stock for assets	$189,000	168,399

The accompanying notes are an integral part of these consolidated financial statements.

MEDCOM USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2008 and 2007'

NOTE 1 – BACKGROUND

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has year end losses from operations and had minimal revenues from operations in 2007 and 2007.  During the year ended June 30, 2008 and 2007 the Company incurred net loss of $1,045,095 and $2,553,611, respectively.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Advertising Cost

All advertising costs were expensed as incurred. Advertising expense for the year ended June 30, 2008 and 2007 were approximately $0.00 and $7,400, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2008 and 2007, cash and cash equivalents include cash on hand and cash in the bank.

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

Asset Category	Depreciation/ Amortization Period
Computer Equipment	3 Years
Terminal Software	3 Years
Network Platform	3 Years
Office equipment	5 Years

Income Taxes

Deferred income taxes are provided based on the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), to reflect the tax effect of differences in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect at June 30, 2008 and 2007, respectively.

Net Loss Per Share

Basic earnings per share is computed in accordance with FASB No. 128 Earnings Per Share, by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  As of June 30, 2008 and 2007, there were no potential dilutive instruments that could result in share dilution.

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

Stock-Based Compensation

Financial Statement Position (“FSP”) FAS No. 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company has adopted SP FAS No. 123(R)-5 but it did not have a material impact on its consolidated results of operations and financial condition.

The Company accounts for stock awards issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18 Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.  Under SFAS No. 123 and EITF 96-18, stock awards to nonemployees are accounted for at their fair value as determined under Black-Scholes option pricing model.

As of December 31, 2008 all options and warrants awarded that were fully vested have expired and there were no expenses for the issuance of options and warrants for June 30, 2008 and 2007.

Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standard (“SFAS No.”) No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002.  As a result, the Company discontinued amortization of goodwill, and instead annually evaluates the carrying value of goodwill and other intangible assets for impairment, in accordance with the provisions of SFAS No. 142.   There was no impairment of goodwill or other intangible assets in Fiscal 2008

Impairment of Long-Lived Assets

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

For the years ended June 30, 2007, the Company had a major vendor TESIA-PCI for which a contract was executed specifying that the Company would deliver 1500 unit over the period of 2007.  The agreement allowed the minimum billing of $28.50 per month per unit in a pool based on a 15 cent transaction fee.  The Company has entered into agreements with TESIA-PCI.  The agreements entered into by and between the Company and TESIA-PCI represents a major licensor of the Company.

Revenue Recognition

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9 “Modifications of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” and interpreted by the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104 - Revenue Recognition. The Company has also adopted Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.
The Company recognizes revenue on software related transactions on single element arrangements and on each element of a multiple element arrangement, when all of the following criteria are met:

1. Persuasive evidence of an arrangement exists, which consists of a written, non-cancelable contract signed by both parties;
2. The fee is fixed or determinable when we have a signed contract that states the agreed upon fee for our products and/or services, which specifies the related payment terms and conditions of the arrangement and it is not subject to refund or adjustment;
3. Delivery occurs:
a. For licenses - due to the Web nature of our software, when the software is shipped to our customer. Our arrangements are typically not contingent upon the customer providing the hardware, staff for training or scheduling conflicts in general nor do our arrangements contain acceptance clauses;
b. Non Software deliverables- when shipped to our customers;
c.  For access, authorization, verification and other services – ratably over the annual service period.
d. For post-contract customer support - ratably over the annual service period.
e. For professional services - as the services are performed for time and materials contracts or upon achievement of milestones on fixed price contracts.
4. Collection upfront cash received fro contracts is probable as determined by a credit evaluation, the customer’s payment history (either with other vendors or with us in the case of follow-on sales and renewals) and financial position.

Our arrangements typically represent large value “multiple element” arrangements where a multi-year term license is delivered in the first year with post contract support (PCS) and certain professional services.  PCS some through the life of the contract includes technical support, maintenance, enhancements and upgrades.  In the first year, PCS is packaged with the license and accordingly the Company allocates the arrangement fees to the elements using the residual method which generally results in 63% of the first year’ arrangement fee being allocated to license revenue.  The Company recognizes revenue from license fees when the software is shipped to the customer.  PCS subsequent to year one is optional and renewable at a customer’s discretion on an annual basis.   The PCS revenue subsequent to year 1 is realized annually, upon customer acceptance, as deferred revenue and recognized as revenue over the service period of one year.  Professional services include training and installation services and are accounted for separately as they are not considered essential to the functionality of the software.

The Company charges various fees for other services as utilized by the customer. These services include, but are not limited to, access fee, provider enrollment fees, EDI connectivity fees, Payer/Provider fees, benefit verification fees, referral transfer fees and service authorization fees.

Deferred Revenue

Deferred revenue result from fees billed to customers for which revenue has not yet been recognized or for which the conditions of the arrangement have been modified. Current deferred revenue generally represents PCS and training services not yet rendered and deferred until all requirements under SOP 97-2 are satisfied.  Non-current deferred revenue represents license fees which will be deferred until such time as all SOP 97-2 requirements have been satisfied.

We have adopted the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

Recent Accounting Pronouncements

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The FSP is effective as of January 1, 2009 and early adoption is not permitted.  The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (FAS No.162).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Delay in Effective Date

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS 141(R)).  This Statement replaces the original SFAS No. 141.  This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

a.	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

b.	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

c.	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company does not expect the effect that its adoption of SFAS No. 141(R) will have on its consolidated results of operations and financial condition.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS No. 160).  This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date.  The does not expect the effect that its adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115” (SFAS No. 159), which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that the election, of this fair-value option will have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2008. The Company is unable at this time to determine the effect that its adoption of SFAS No. 157 will have on its consolidated results of operations and financial condition.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154), which replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 in the first quarter of fiscal year 2007 and does not expect it to have a material impact on its consolidated results of operations and financial condition.

NOTE 4 – LICENSING RECEIVABLE

The Company’s license receivable current portion, net at June 30, 2008 and 2007 consisted of the following:

	2008	2007
Licensing Contracts	$588,450	$929,406
Less: Allowance for Doubtful Accounts	(76,587)	(139,156)
Licensing Contracts - Net	$511,863	$790,250

The Company estimated uncollectible accounts balances and provides an allowance for such estimates.  The allowance for doubtful accounts at June 30, 2008 and 2007 consist of an estimate for potentially uncollectible accounts in the MedCom division.

Monthly the Company ACH’s these payments directly from the customers’ account to ensure timely payment.  The current customer agreement requires customer sign up of ACH authorization of these fees and other deliverables.  All licensing agreements are noncancellable and range from a 24 – 60 month licensing arrangement.

Allowance for doubtful accounts beginning of the years was $139,156, additions of $88,455 and write-offs $151,024 with the remaining allowance of $76,587 for June 30, 2008.  Allowance for doubtful accounts beginning of the year was $166,189, additions $57,948, and write-offs of $84,981 with a remaining allowance of $139,156 for June 30, 2007.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, net at June 30, consist of the following:

	Years	2008	2007
Computer Equipment	3	$-	$-
Leasehold Improvements	5	13,132	-
Network Platform	3	996,957	807,833

Total property and equipment		1,010,089	807,833

Less: accumulated depreciation		(547,658)	(323,847)
		$462,431	$483,986

The depreciation expense for the years ended June 30, 2008 and 2007, which is included primarily in cost of deliverables was $223,811 and $991,690, respectively.

The Company occupies premises under a non-cancelable operating lease expiring on 2008. At June 30, 2008, the approximate future minimum rental commitments under this lease are as follows:

2009:	61,192
2010:	7,148
Total	$68,340

Total rental payments under the lease agreement totaled $65,580 and $200,881 for the years ended in June 30, 2008 and 2007, respectively.

NOTE 6 – NOTE PAYABLE

Notes payable comprise the following:

	2008	2007
LeeCo agreement adopts the agreement that the Company executes with the customer. LeeCo collects all funds through ACH and is paid from those proceeds. The excess of those proceeds are collected by the company. LeeCo holds as collateral all the proceeds from the customer leases, access fees and all cash collections and is secured from all assets of the company.	$2,135,483	$2,419,784
Ladco agreement adopts the agreement that the Company executes with the customer. Ladco collects all funds through ACH and is paid from those proceeds. The excess of those proceeds are collected by the company. Ladco holds as collateral all the proceeds from the customer leases, access fees and all cash collections and is secured from all assets of the company. We are in on this agreement as of June 30, 2008	2,487,500	2,985,000
Total LeeCo and Ladco debt	4,622,983	5,404,784
Plus long-term portion of accrued deliverable	112,884	,847,052
Less interest	178,034	558,837
Total long-term note payable	4,557,833	5,692,999
Less current portion	1,551,660	2,335,824
Long-term portion of note payable	$3,006,173	$3,357,175

On September 14, 2006 the Company renegotiates the Ladco debt in order to be able to pay the remaining balance of the note for 39 months at $99,500 payments per month until paid in full.  Under the renegotiated note now matures on October 2009.  The Company is presently renegotiating its agreement with LEECO Financial Services, Inc.

NOTE 7 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended June 30, 2008 and 2007 consist of the following:

	2008	2007
Current:
Federal	$(342,210)	$(817,100)
State	(89,578)	(204,300)
	(431,788)	(1,021,400)
Deferred:
Federal	342,210	817,100
State	89,578	204,300
	431,788	1,021,400
Benefit from the operating loss carryforward	-	-
(Benefit) provision for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	June 30,
	2008	2007

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	8.9%	8.9%

Effective tax rate	42.9%	42.9%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	June 30,
	2008	2007

Allowance for contract losses	$76,587	$139,157
Net operating loss carryforward	91,232,858	94,300,000
Valuation allowance	(91,309,445)	(94,439,157)

Deferred income tax asset	-	-

The Company has a net operating loss carryforward of approximately $91,232,858 available to offset future taxable income through 2028.

During the year ended June 30, 2008, the Company reduced the state portion of the deferred income tax asset related to net operating loss carryforward by $3,884,000 resulting from the expiration of the net operating loss carry forward. The valuation allowance on the deferred income tax asset was decreased by $2,853,000 in the year ended June 30, 2006, resulting primarily from the expiration of state net operating loss carryforwards.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Licensing Agreements

In prior periods customers could arrange to have the purchase of the Company’s terminals financed through the financial institution.  The Company had an agreement with financial institution Ladco to guarantee varying amounts associated with the financial institution’s arrangements with the customers.  Subsequent to June 30, 2005, the Company entered into a new master contract with the financial institution that limits the recourse to the Company to the first payment under the customer’s contract.  The amount of such payment would not exceed $100.

The Company has a claim with New York Sales Tax department.  The Company has identified that this claim is incorrect and has been inflated due to not filing of sales tax returns.  The Company is uncertain the amount of this claims and is in communication with the New York Sales Tax division to identify the errors in calculations.

As of June 30, 2008 the Company is a party to certain legal proceedings and claims arising in the ordinary course of business.  Management periodically assesses the liabilities and contingencies in connection to these matters, based up on the latest information available.  IN other instances, because of the uncertainties related to the probable outcome and/or amount or range of loss, we are unable to make a reasonable estimate of liabilities, if any.  As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.

NOTE 9 – NET LOSS PER SHARE

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year.  Preferred stock dividends are subtracted from the net income to determine the amount available to common shareholders.  Preferred stock convertible to 115,396 common shares and options and warrants exercisable into 517,991 shares of common stock were not considered in the calculation for diluted earnings per share for the year ended June 30, 2008 and 2007 respectively because the effect of their inclusion would be anti-dilutive.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company’s president and chairman is a significant shareholder and is its sole officer and director of the Company.  The chairman controls American Nortel Communications, Inc. which is also a significant shareholder of the Company.  During the year ended June 30, 2002, the Company moved its administrative offices into space occupied by this related entity.  The Company shares office space and management and administrative personnel with this related entity.  Certain of the Company’s personnel perform functions for the related entity but there was no allocation of personnel related expenses to the related entity in the years ended June 30, 2008 and 2007.

The Company frequently receives advances and advances funds to an entity controlled by the Company’s president and which is a significant shareholder of the Company to cover short-term cash flow deficiencies.  In June 30, 2008 the chairman advanced $908,818 as compared to $305,000 for 2007.  The balance due to this affiliate at June 30, 2008 was $908,818.   The advances are generally short term in nature with an interest rate of 9%.  The Company received advances from affiliates of $210,109.

The Company paid management fees of $450,000 to Wilcom, Inc., an entity owned by the Company’s president.

NOTE 11 – STOCK BASED COMPENSATION

The Company can grant options under several stock option plans.  The Company's Incentive Stock Option Plans, Non-Qualified Stock Option Plans and Stock Bonus Plans are collectively referred to as the "Plans". The following sets forth certain information as of June 30, 2008 and 2007 concerning the stock options and stock bonuses granted by the Company pursuant to the Plans. Each option represents the right to purchase one share of the Company's Common Stock.

All options awarded are fully vested, no options were exercised, and all options have expired.

	Total shares reserved under the plan	Remaining options under the plan

1998 Incentive Stock Option Plan	1,500,000	400,167
2000 Incentive Stock Option Plan	1,000,000	925,150
2000 Non-Qualified Stock Option Plan	2,000,000	1,820,575
1999 Stock Bonus Plan	900,000	833,250
2000 Stock Bonus Plan	500,000	500,000

NOTE 12 – SUBSEQUENT EVENTS

We have renegotiated the credit facility with LEECO Financial Services in July, 2008.  We have agreed to transfer 2,000,000 common shares of its holdings in Card Activation Technologies, Inc. a Delaware Corporation (“CDVT”).  Commencing January 1, 2009, LEECO shall be permitted to sell the CDVT stock in increments and shall prompt apply the proceeds from such sales to discharge the LEECO Indebtedness, provided that LEECO shall not sell in any given 30 day period more than a number of shares of CDVT stock that is equal to the greater of 200,000 shares or 150% of the average daily trading volume for such shares in the previous 30 day period provided the stock price is over $2.00.  These common stock sales will be offset against the outstanding balance with LEECO Financial Services, Inc.  We have been in agreement to allocate the interest of $500,000 and payments over a period of 18 months effective September 1, 2008.

We are further renegotiating our agreement with LADCO Financial Services, Inc.  Presently we have been making minimum payments to reduce our structured debt agreement.

*  *  *  *  *  *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In February 7, 2007 our prior auditor resigned and the Company engaged the firm of Jewett, Schwartz, Wolfe & Associates.

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended June 30, 2008 and 2007.

We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our two recent interim periods December 31, 2006, March 31, 2007, and through September 25, 2007.

ITEM 9A. CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, May 31, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Our principal executive officer and our principal financial officer, report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Director and Executive Officer

Mr. William P. Williams as of August 2001 accepted the position of Chief Executive Officer and sole Director of the Company.  Information representing Mr. Williams is set forth below:

William P. Williams	55	Chairman, President, Chief Executive Officer, and Chief Financial Officer

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

ITEM 11.  EXECUTIVE COMPENSATION

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation- ion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation- ion ($)	Total ($)
William P. Williams	2008 2007	450,000 450,000							450,000 450,000

Chief Executive Officer

General.  Mr. William P. Williams serves as the Company’s sole-director and chief executive officer.  Pursuant to a Management Services Agreement executed and approved by the Company Mr. Williams was compensated approximately $450,000 for management fees, and other sources or forms of compensation was not paid or collected for Fiscal year ended 2007 and 2007.

Summary Compensation Table

The following table sets forth the cash compensation paid by the Company to its Chief Executive Officer and to all other executive officers for services rendered from July 1, 2005 through June 30, 2008. Currently, William P. Williams is the Chairman, Chief Executive Officer, President and Principle Financial Officer.

2008 SUMMARY COMPENSATION TABLE

2007 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable
William P. Williams	-	—	—	-	-	—	—	—	—

2008 OPTION EXERCISES AND STOCK VESTED TABLE

2008 PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
William P. Williams Chief Executive Officer	—	—	—	—

2008 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
William P. Williams Chief Executive Officer	—	—	-	-	-

2008 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William P. Williams Chief Executive Officer	—	—	—	—	—	-	-

2008 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)
William P. Williams Chief Executive Officer			—
	2008 2007	-	—	— —	— —	— —	— —	-
			—	—

2008 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits
William P. Williams Chief Executive Officer	2008	—	—	—	—	—
	2007	—	—	—	—	—

2008 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
William P. Williams Chief Executive Officer	Basic salary	-					-

(1) Mr. Williams's employment agreement provides payment of salary for all months of unemployment which might remain under his employment contract which was signed on July 2002.

Compensation of Directors

Mr. Williams is the sole directors of the Company and is not compensated for those services.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

 The following table sets forth certain information regarding beneficial ownership of the common stock as of June 30, 2008 and September 25, 2007, by (i) each person who is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the two (2) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose and is based on 27,810,446 shares beneficially owned as of June 30, 2008. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, the address of each person; 7975 North Hayden Rd, Suite D333, Scottsdale, AZ  85253.

Name and Address	Shares Owned (1)	Common Stock

American Nortel Communications	20,582,562	22%
7975 North Hayden Road #D-333
Scottsdale, Arizona 85258

William P. Williams	7,227,884	8%
7975 North Hayden Road #D-333
Scottsdale, Arizona 85258

(1)	Wilcom Inc., Williams Family Trust, and Bill Williams have beneficial ownership of the above stock.

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

Options and Warrants:

As of June 30, 2008 there were no options and no warrants outstanding to acquire shares of the Company’s common stock outstanding. The Company will not be issuing warrants in any future offering.

Convertible Securities

At June 30, 2008 we have no convertible securities.

Amendment of our Bylaws

Our bylaws may be adopted, amended or repealed by the affirmative vote of a majority of our outstanding shares. Subject to applicable law, our bylaws also may be adopted, amended or repealed by our board of directors.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDPENDENCE.

In June 30, 2008 our chairman advanced $877,000.  The balance due to this affiliate at June 30, 2008 was $908,987 and $305,000 for year ended June 30, 2008 and 2007 respectively.   The advances are generally short term in nature with an interest rate of 9%.  .

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

Card has financed operations by advancing to MedCom USA Incorporated a total of $210,109 which is the total outstanding as of June 30, 2008.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by Jewett, Schwartz, Wolfe & Associates for professional services rendered for the audit of the Company’s annual financial statements for fiscal years ended June 30, 2008 and 2007 approximated $45,000 and $55,000 respectively.  The aggregate fees billed by Jewett, Schwartz, Wolfe & Associates for the review of the financial statements included in the Company’s Forms 10-Q for fiscal year 2008 and 2007 approximated $13,500 per year.

Audit-Related Fees.  The aggregate fees billed by Jewett, Schwartz, Wolfe & Associates for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended June 30, 2008 and 2007, and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0 and $0, respectively.

Tax Fees.  The aggregate fees billed by Jewett Schwartz Wolfe & Associates for professional services rendered for tax compliance, tax advice and tax planning for the fiscal year ended June 30, 2008 and 2007 were $0.

All Other Fees.  The aggregate fees billed by Jewett Schwartz Wolfe & Associates for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended June 30, 2008 and 2007 approximated $45,000 and $55,000 respectively.

PART IV

ITEM 15.  EXHIBITS AND REPORTS.

Exhibits

3.1	Articles of Incorporation (2)

3.2	Amendments to Articles of Incorporation – Fourth Article (2)

3.3	Amendment to Articles of Incorporation – Name Change (2)
__________________________________________________

(1). Incorporated by reference to the same exhibit filed with Amendment No. 5 to the Company’s Registration Statement on Form S-3 (Commission File No. 333-71179)
(2). Incorporated by reference to the same exhibit filed with the Company’s Annual Report on Form 10-KSB for the year ending June 30, 2001.

ITEM 15: SIGNATURES

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant	MedCom USA Incorporated
Date: September 29, 2008	By: /s/ William P. Williams

William P. Williams
Chairman, President Chief Executive Officer (Principle Executive Officer)

Date: September 29, 2008	By: /s/ William P. Williams

William P. Williams
Principle Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of September 2008.

s/ William P. Williams	Pres Chief Executive Officer, Principal Financial Officer and Director
William P. Williams