Form 10-Q
period 2008-09-30
MEDCOM USA INC
filed 2008-11-14
CIK 907127

U.S. Securities and Exchange Commission
Washington, D.C. 20549

____________________
FORM 10-Q
____________________
(Mark One)
☒  Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008.

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

Large accelerated filer ☐	Accelerated filer ☐	Non–Accelerated filer ☐	Small Business Issuer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes ☐    No  ☒
Transitional Small Business Disclosure Format (check one): Yes  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2008
Common stock, $0.0001 par value	97,881,789

MEDCOM USA INCORPORATED
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

PART I
FINANCIAL INFORMATION

CERTIFICATIONS

Exhibit 31 – Management certification	28-29

Exhibit 32 – Sarbanes-Oxley Act	30-31

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

MEDCOM USA, INC.
CONDENSED CONSOLIDATED BALANCES SHEETS
	September 30, 2008	June 30, 2008
ASSETS:	(unaudited)	(audited)

CURRENT ASSETS
Cash	$-	$61,857
Licensing contracts - current portion, net	420,977	511,863
Prepaid expenses and other current assets	112,338	77,247
Total current assets	533,315	650,967

PROPERTY AND EQUIPMENT, net	406,478	462,431

Licensing contracts - long-term portion. net	148,454	42,120
Other assets	21,507	21,507
TOTAL ASSETS	$1,109,754	$1,177,025

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Bank overdraft	$56,015	$-
Accounts payable	143,060	131,524
Accrued expenses and other liabilities	288,141	285,343
Dividend payable	23,750	23,750
Notes from afiliates	1,099,207	1,118,957
Deferred revenue - current portion	193,809	193,809
Licensing obligations - current portion	1,740,328	1,812,003
Total current liabilities	3,544,310	3,565,386

Licensing obligations - long-term portion	2,868,203	3,006,173
Deferred revenue	257,490	382,490
Total liabilities	6,670,003	6,954,049

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Convertible preferred stock, series A $.001par value, 52,900 shares designated, 4,250 issued and outstanding	4	4
Convertible preferred stock, series D $.01par value, 50,000 shares designated, 2,850 issued and outstanding	29	29
Common stock, $.0001 par value, 175,000,000 shares authorized,97,881,789 and 95,608,789 issued and outstanding as of September 30, 2008 and June 30, 2008, respectively	9,789	9,562
Paid-in capital	85,666,984	85,484,832
Accumulated deficit	(91,237,054)	(91,271,451)
Total stockholders' deficit	(5,560,248)	(5,777,024)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,109,754	$1,177,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCOM USA, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
	2008	2007

REVENUES
Service	$469,120	$663,571
Licensing fees	220,095	273,485
	689,215	937,056
COST OF DELIVERABLES	172,380	331,606

GROSS PROFIT	516,835	605,450

OPERATING EXPENSES
General and administrative expenses	462,115	620,931
Sales and marketing expenses	-	16,800
Total operating expenses	462,115	637,731

OPERATING INCOME (LOSS)	54,720	(32,281)

OTHER (INCOME) AND EXPENSES
Interest expense	21,193	199,419
Interest Income	(21,940)	(68,847)
Legal settlement	15,000	-
Total other expense	14,253	130,572

INCOME (LOSS) BEFORE INCOME TAXES	40,466	(162,853)

INCOME TAX PROVISION	6,070	-

NET INCOME (LOSS )	$34,397	$(162,853)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted:	96,940,322	93,871,358

NET INCOME (LOSS) PER SHARE:
Basic and diluted:	$0.00	$(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCOM USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$34,397	$(162,853)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Issuance of common stock for interest	2,880	-
Issuance of common stock for legal settlement	60,000	-
Issuance of common stock in conjunction with related party issuance	24,500	-
Deprecation and amortization	55,953	55,296
Allowance for doubtful accounts	60,213	-
Changes in operating assets and liablities:
Prepaid and other current assets	(35,090)	(43,251)
Accounts payable	11,537	74,676
Accrued expenses and other liabilities	2,798	(1,822)
Deferred revenue	(125,000)	(461,444)
Net cash provided by (used in) operating activities	92,188	(539,398)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchasing of equipment	-	(28,123)
Licensing contracts - current portion	30,671	(118,900)
Licensing contracts - long-term portion	(106,334)	155,937
Note receivable affiliates	-	145,000
Notes from affiliates	(19,750)	-
Net cash (used in) provided by investing activities	(95,413)	153,914

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	56,015	-
Licensing obligation - current portion	(71,675)	(3,057)
Licensing obligation - long-term portion	(137,972)	(301,002)
Cost of raising capital	-	(48,350)
Proceeds from sale of common stock	95,000	803,001
Net cash (used in) provided by financing activities	(58,632)	450,592

(DECREASE) INCREASE IN CASH	(61,857)	65,108
CASH, BEGINNING OF YEAR	61,857	26,210
CASH, END OF YEAR	$-	$91,318

SUPPLEMENTAL CASH FLOW INFORMATION:

Taxes paid	$-	$-
Interest paid	$21,193	$199,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDCOM USA INCORPORATED
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 and 2007

NOTE  1.  BASIS OF PRESENTATION

MedCom USA, Inc. (the "Company or MedCom") a Delaware corporation was formed in August 1991 under the name Sims Communications, Inc.  The Company’s primary business was providing telecommunications services.  In 1996 the Company introduced four programs to broaden the Company's product and service mix: (a) cellular telephone activation, (b) sale of prepaid calling cards, (c) sale of long distance telephone service and (d) rental of cellular telephones using an overnight courier service.  With the exception of the sale of prepaid calling cards and cellular telephone activation, the other programs were discontinued in December 1997. The Company changed its name to MedCom USA, Inc. in October 1999.  During the fiscal years of 1999 and continuing through present, we have directed our efforts in medical information processing.

NOTE  2.  GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has year end losses from operations and had minimal revenues from operations during the three months ended September 30, 2008. During the three months ended September 30, 2008 the Company incurred a net income of $34,396 and has an accumulated deficit of $91,237,055.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE  3.  INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended June 30, 2008.

NOTE  4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The professional executes the licensing agreement which states the terms for a period of 24 – 60 month agreements, number of portal/units needed, at which location the portals will be used, the monthly licensing amount, (which varies per contract) type of contract whether dental or medical, the amount of the gateway access fee usually $24.95 per month which includes provider enrollment, EDI connectivity, and the monthly maintenance charges that are billed when used as commercial benefit verification, Referral transactions, claims status, service authorizations, maintenance, training, support, programs upgrades, carrier additions, and customized reports.  The professional then provides MedCom a voided check or credit card number to automatically withdraw or charge the licensing fee and gateway access fees on a monthly basis.  Also those automatic withdrawals include the maintenance charges based upon usage.  The professional also agrees to allow MedCom to provide merchant services for Visa/MasterCard.  MedCom further agrees that the monthly fees charged for gateway access and licensing fees will commence with in 10 day of the execution of the noncancellable agreements.

We recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9 “Modifications of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” and interpreted by the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104 - Revenue Recognition. The Company has also adopted Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.

We recognize revenue on software related transactions on single element arrangements and on each element of a multiple element arrangement, when all of the following criteria are met:

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
4. Collection upfront cash received from contracts is probable as determined by a credit evaluation, the customer’s payment history (either with other vendors or with us in the case of follow-on sales and renewals) and financial position.

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

We charge various fees for other services as utilized by the customer. These services include, but are not limited to, access fee, provider enrollment fees, EDI connectivity fees, Payer/Provider fees, benefit verification fees, referral transfer fees and service authorization fees.

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

RECENT PRONOUNCEMENTS

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

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion ( Including Partial Cash Settlement)

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

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (SFAS No.161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

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

NOTE 5. EQUITY

During Three months ended September 30, 2008 and 2007:

Quarter Ended	Stock issued	Cash received	Stock issued
	for cash		for services
September 30, 2007	1,847,357	$803,000	-
Total Issued	1,847,357	$803,000	-

September 30, 2008	1,225,000	$95,000	1,048,000
Total Issued	1,225,000	$95,000	1,048,000

During the three months ended September 30, 2008 the Company has issued shares of its common stock as consideration to settlement of litigation of 1,000,000 and consultants of 48,000 for the fair value of the services rendered.  The value of those shares is determined based on the trading value of the stock at the dates on which the agreements were entered into for the services and the value of services rendered.   The values of these common shares issued were expensed during the year.

During the three months ended September 30, 2008 the Company issued 1,225,000 shares of its common stock for $95,000.  The shares were issued to third parties in a private placement of the Company’s common stock.  The shares were sold throughout the quarter ended September 30, 2008, ranging from $.08 per share.

During the three months ended September 30, 2007, the Company issued 1,847,357 shares of its common stock for $803,000.  The shares were issued to third parties in a private placement of the Company’s common stock.  The shares were sold throughout the three months ended September 30, 2007, ranging from $.44 per share.

NOTE  6.  RELATED PARTY TRANSACTIONS

The Company’s president and chairman is an 8% shareholder and its sole officer and director of the Company.  The chairman controls American Nortel Communications, Inc. which is a 22% shareholder in the Company.  The chairman also controls Card Activation Technologies, Inc. (“Card”) in which MedCom owns 37% of Card.  During the year ended June 30, 2002, the Company moved its administrative offices into space occupied by this related entity.  The Company shares office space and management and administrative personnel with this related entity.  Our personnel performs functions for the related entity but there was no allocation of personnel related expenses to the related entity in the three months ended September 30, 2008 and 2007.

The Company frequently receives advances from an entity controlled by the Company’s president and which is a significant shareholder of the Company to cover short-term cash flow deficiencies. In the three months ended September 30, 2008 the chairman advanced $809,207. The balance due to this affiliate for the three months ended September 30, 2008 and 2007 was $809,207 and $903,887, respectively. The advances are generally short term in nature with an interest rate of 9%.  The advances of $809,207 still remain outstanding as of September 30, 2008.

Card’s operating requirements have been and will be funded primarily from its related party entity MedCom USA, Inc. and the sale of Card common stock.  Card will use funds advanced by MedCom and MedCom will also use funds advanced by Card.  Currently, the Card’s costs are limited to professional fees and subject to a contingency fee from patent litigation attorneys. MedCom will continue to provide funds through a revolving line of credit of $250,000 which funds will be drawn down on an as needed basis until Card begins to realize sufficient revenues from royalty payments.  Once Card begins receiving royalties, we expect the revenues of such royalties shall permit Card to be self-funding.

Card has advanced funds to MedCom to finance operations which have a balance due as of September 30, 2008 of $290,500.

NOTE 7.  SUBSEQUENT EVENTS

On October 1, 2008 MedCom completed the asset purchase of PayMed USA, LLC and Absolute Medical Software Systems, LLC. PayMed USA and Absolute Medical are leading providers of Practice Management, Electronic Medical Records, and Revenue Cycle Management software to Hospitals, Surgery Centers and Physician Practices.  The acquisition will be treated as a purchase of assets in exchange for 5,000,000 common shares of MedCom and 5,000,000 common shares of Card Activation Technologies, Inc.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding our future events or our future financial performance that involve risks and uncertainties. Certain statements included in this quarterly report on Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in our business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond our control. We adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations, and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Overview

MedCom USA, Inc. (the "Company, we, our"), a Delaware corporation, was formed in August 1991 under the name Sims Communications, Inc.  Our prior primary business was providing telecommunications services.  In 1996 our management introduced four programs to broaden the Company's product and service mix: (a) cellular telephone activation, (b) sale of prepaid calling cards, (c) sale of long distance telephone service and (d) rental of cellular telephones using an overnight courier service.  With the exception of the sale of prepaid calling cards and cellular telephone activation, the other programs were discontinued in December 1997.  In October, 1999 we changed our name to MedCom USA, Inc.  During the fiscal years of 1999 and continuing through present, we have directed our management’s efforts in medical information processing.

MedCom System

We provide innovative web-based technology solutions for the healthcare industries that enable medical providers to check patient eligibility and a variety of financial services to efficiently collect patient co-pays and deductibles, The MedCom System currently operates through a web-portal.  We still continue to support point-of-sale terminals which we have previously sold. All new business is sold through its web-portal.

Management contends that our “web portal” encourages customers to process their medical claims through an online portal.   Many customers purchase the terminal for the front office and the portal system for the back office to take advantage of the ease of both products.

Financial Services

Our credit card center and check services, provides the healthcare industry a combination of services designed in management’s opinion to improve collection and approvals of credit/debit card payments along with the added benefit and convenience of personal check guarantee from financial institutions.

Easy-Pay is an accounts receivable management program that allows a provider to swipe a patient’s credit card and store the patient’s signature in the terminals, and bill the patient’s card at a later date when it is determined what services rendered were not covered by the patient’s insurance.  Also, Easy- Pay allows patient’s the added benefit and convenience of a one-time payment option or recurring installment payments that will be processed on a specified date determined by the provider and patient.  These options insure providers that payments are timely processed with the features of electronic accounts receivable management.  These services are all deployed through point-of-sale terminals or web portal.  Using the MedCom system, medical providers are relieved of many of the problems associated with billings and account management, and results in lower administrative documentation and costs.

Patient Eligibility

The MedCom System is also an electronic processing system that consolidates insurance eligibility verification, and payment services.  Presently, the MedCom System is able to retrieve on-line eligibility information from over 450 medical insurance companies and plans in seconds  Included in this group is the newly activated Medicare Part A & B eligibility for all 50 states.  Management believes that this gives us access to over 42 million lives.  These insurance providers include CIGNA, Prudential, Oxford Health Plan, United Health Plans, Blue Cross, Medicaid, Aetna, Blue Cross/Blue Shield, and Prudential.

Competition

Competing health insurance claims processing and/or benefit verification systems include Endeon and McKesson.  There are similar companies that compete with our company with respect to its financial transaction processing services performed by the MedCom system.  These companies compete with us directly or to some degree.  Many of these competitors are better capitalized than we are and maintain a significant market share in their respective industries.

Technical Support Assistance

We offer multiple training options for our products and services and are easily accessed at www.medcomusa.com.  Training and teleconferencing, and technical support assistance are also features offered to health care providers.

Marketing Strategy

Our management has broadened the marketing strategy to reduce cost and increase efficiency.  We recently completed our final phase of its portal software development which has broadened the sales model to its Web Portal.  Our management believes that the completion of the portal will increase sales to hospitals which results in multiple sales.  In addition, management contends that the portal has become popular for individual doctors, dentist, and other healthcare professionals which often results in a single or possibly multiple sales.  Management has focused our sales to hospitals as a growing revenue source.

In the past we have built our marketing around a strategy of expanding our sales capacity by using experienced external Independent Sales Organizations (ISO) and putting less reliance on an internal sales force.  We have set-up these Independent Sales Organizations (ISOs) to market and distribute the MedCom System throughout the U.S.  Financial service companies comprise, in managements’ opinion, an important sales channel that views the healthcare industry as an important growth opportunity.  Also, management believes that 6% of all healthcare payments are made with a credit card today. However, management has ascertained, but not verified, that according to a recent survey 55% of all consumers would prefer to pay doctor and hospital visits by credit/debit card.

We have been expanding its position with hospitals and working closely with hospital consultants and targeted seminars.  With our new Online web portal product and Medicare access, management contends that we are becoming an increasingly valuable tool for the outpatient and faculty practice areas of hospitals.  While the ISO groups focus on individual doctors, dentists and clinics, our hospital team is focusing on multiple unit sales opportunities with hospitals around the country. We are working on acquiring strategic companies with additional services and client bases to increase its market share and revenue.

Patent

Card Activation Technologies Inc. (“Card”) is a Delaware corporation headquartered in Chicago, Illinois that owns proprietary patented payment transaction technology used for electronic activation of phone, gift and affinity cards.  MedCom owns approximately 58,000,000 shares of common stock of Card which represents 37% of the issued and outstanding shares of Card.

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

Service Agreements

During June 2005, we entered into a service agreement with TESIA-PCI, Inc.  This agreement to replace and service and support POS terminals inclusive of eligibly, claims processing, credit card processing for TESIA’s dental providers.

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

The professional executes the licensing agreement which states the terms for a period of 24 – 60 month agreements, number of portal/units needed, at which location the portals will be used, the monthly licensing amount, (which varies per contract) type of contract whether dental or medical, the amount of the gateway access fee usually $24.95 per month which includes provider enrollment, EDI connectivity,  the monthly maintenance charges that are billed when used as commercial benefit verification, Referral transactions, claims status, service authorizations, maintenance, training, support, programs upgrades, carrier additions, and customized reports.  The professional then provides us with a voided check or credit card number to automatically withdraw or charge the licensing fee and gateway access fees on a monthly basis.  Also those automatic withdrawals include the maintenance charges based upon usage.  The professional also agrees to allow us to provide merchant services for Visa/MasterCard.  We further agree that the monthly fees charged for gateway access and licensing fees will commence with in 10 day so of the execution of the noncancellable agreements.

We recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9 “Modifications of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” and interpreted by the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104 - Revenue Recognition. We have also adopted Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.

We recognize revenue on software related transactions on single element arrangements and on each element of a multiple element arrangement, when all of the following criteria are met:

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
4. Collection upfront cash received from contracts is probable as determined by a credit evaluation, the customer’s payment history (either with other vendors or with us in the case of follow-on sales and renewals) and financial position.

Our arrangements typically represent large value “multiple element” arrangements where a multi-year term license is delivered in the first year with post contract support (PCS) and certain professional services.  PCS some through the life of the contract includes technical support, maintenance, enhancements and upgrades.  In the first year, PCS is packaged with the license and accordingly we allocate the arrangement fees to the elements using the residual method which generally results in 63% of the first year’ arrangement fee being allocated to license revenue.  We recognize revenue from license fees when the software is shipped to the customer.  PCS subsequent to year one is optional and renewable at a customer’s discretion on an annual basis.   The PCS revenue subsequent to year 1 is realized annually, upon customer acceptance, as deferred revenue and recognized as revenue over the service period of one year.  Professional services include training and installation services and are accounted for separately as they are not considered essential to the functionality of the software.

We charge various fees for other services as utilized by the customer. These services include, but are not limited to, access fee, provider enrollment fees, EDI connectivity fees, Payer/Provider fees, benefit verification fees, referral transfer fees and service authorization fees.

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

Additional Information

We file reports and other materials with the Securities and Exchange Commission.  These documents may be inspected and copied at the Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

Results of Operations

Revenues for the three months ended September 30, 2008 decreased to $689,215 from $937,056 for the three months ended September 30, 2007 respectively. The Company continues to aggressively pursue and devote its resources and focus its direction in electronic medical transaction processing.   This decrease in revenue is directly the result of changes in the Company's strategic direction in core operations.  We continue to aggressively pursue and devote its resources and focus its direction in electronic medical transaction processing.   Our agreements with our credit facilities in connection with the licensing of terminals and portal transactions therewith, we must defer revenue on licensing agreement of the terminals and portal software.  However, with our new acquisition of asset we anticipate an increase by the next quarter.

Cost of deliverables for three months ended September 30, 2008 decreased to $172,380 from $331,606 for three months ended September 30, 2007, respectively.  We have developed the MedComConnect portal package that will decrease the cost of deliverables as the company focuses on the sale of the portal software which rendered the medical terminals sales no longer the core revenue model for us. The decrease in cost of deliverables is directly related to the decrease in revenues from the two fiscal years.  Further we no longer pay commission on future revenues from its noncancellable licensing agreements.  Commissions are paid at inception of the licensing agreement at a 10% rate and there are no future payments on residuals revenues from gateway access fees and licensing fees.

General and administrative expenses for the three months ended September 30, 2008 decreased to $462,115 from $620,931 for three months ended September 30, 2007, respectively.  This decrease is attributed to our reduction of workforce in their New York operations as we have streamlined overall employee use.  We have implemented and advanced its in-house software to perform many of the services the prior employees were performing manually.  The decrease is related to settling outstanding litigation which resulted decrease in legal fees.  We do not expect additional expense related to this expense in the future.

Selling expenses for three months ended September 30, 2008 decrease to $0.00 from $16,800 for three months ended September 30, 2007, respectively.  This decrease is primarily the result of marketing efforts and includes commissions paid to internal sales personnel to market the Company’s products and services.  We have been focused on the practice management and large dental groups and should see the results of their efforts in fourth quarter.

Interest expense for three months ended September 30, 2008 decrease to $21,193 from $199,419 for the three months ended September 30, 2007, respectively.  This decrease is a result of renegotiation of our credit facility with Ladco who was charging a higher interest rate.  Also, expenses were incurred and paid on notes we have outstanding with LeeCo.  Further our renegotiation has reduced the accrual of interest below 3% until paid in full in 2009.  We also have been paying down the LeeCo obligation which has grown from the increase in financing through LeeCo Financial Inc.  The payments to Ladco represented a high interest rate and the Company has systematically reduced the Ladco debt.  Interest income for the three months ended September 30, 2008 decreased to $21,940 from $68,847 for the three months ended September 30, 2007, respectively.  The decrease is due to the reduction in current sales of the portal software from our license agreements.  The licensing agreements are noncancellable licensing of our portal software in which we charge interest expense and interest income related to the life of the licensing agreement.

The net income (loss) for three months ended September 30, 2008 was $34,397 from ($162,853) for the three months ended September 30, 2007, respectively.  The increase is due to the reduction in sales force, royalty expense, commissions, and reduction in operations in our New York facility.

No tax benefit was recorded on the expected operating loss for September 30, 2008 and 2007 as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  For the quarter ended we do not expect to realize a deferred tax asset and it is uncertain, therefore we have provided a 100% valuation of the tax benefit and assets until we are certain to experience net profits in the future to fully realize the tax benefit and tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Our operating requirements have been funded primarily on its sale of licensing agreements with hospitals, medical and dental professionals and sales of our common stock.  During the three months ended September 30, 2008, our net proceeds from the licensing of our software portals were $689,215 as compared to 2007 of $937,056.  We received $95,000 as compared to 2007 of $803,001 in proceeds from the sale of common stock.  Management believes that the cash flows from its monthly service and transaction fees are inadequate to repay the capital obligations and has relied upon the sale of common stock through a private place to sustain its operations.

Cash provided by (used in) from operating activities for the three months ended September 30, 2008 was $92,188 compared to ($539,398) for 2007.  Management’s focus on core operations results in an increase in licenses receivable.  We are focusing on core operations results in an increase in licenses receivable.  We receive payments from customers automatically through electronic fund transfers.  Collection cycles are generally less than thirty days.  We have grown its operations to begin to reduce the deficit cash flow positions.  However we are still operating in a deficit.

Cash (used in) provided by investing activities was ($95,413) for three months ended September 30, 2008, compared to $153,914 for 2007.  Streamlining operations and capital budget curtailment practices promoted a reduction in equipment purchases for our company.  However, we continue to employ software development teams that are upgrading the existing proprietary software in our terminal and portal licensing agreements sold.  We purchased equipment for three months ended September 30, 2008 of $0.00 as compared to ($28,123) for September 30, 2007.

Cash (used in) provided by financing activities was ($58,632) for the Three months ended September 30, 2008 as compared to $450,592 for 2007.  Financing activities primarily consisted of proceeds from the licensing of our software portal transactions through our licensing agreements with hospitals and medical and dental professionals.  We do not have adequate cash flows to satisfy its obligations although have improved cash flow and anticipates have adequate cash flows in the upcoming fiscal period.  We received proceeds from the sale of our common stock for three months ended September 30, 2008 of $95,000 as compared to $803,001 for 2007.  We are decreasing our licensing debt for the three months ended September 30, 2008 of $209,647 as compared to $304,059 for 2007.  We are decreasing the cost of raising capital which was $0.00 for the three months ended September 30, 2008 as compared to $48,350 for 2007.

We have funding agreements with LeeCo Financial Service Inc. and Ladco Financial Group who provide exclusive funding for the License agreement between the Licensing and us.  The funding groups accept contracts and adopt the same terms and conditions that Licensing and we have agreed.  In prior years Ladco required to personally guarantee the licensing agreements which were a financial burden to us.  In Fiscal 2005, we no longer sought funding through Ladco and have consistently sought the funding of LeeCo.  LeeCo does not require personal guarantees of licensing agreements other then hospital agreements.  LeeCo requires us to personally guarantee the hospital agreements due to the size and volume of transaction with the terminal and web portals.  We have no affiliation with our funding providers.

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

The licensing agreement is executed between the professional and the MedCom.  During the course of the agreement we ACH the accounts of the professionals and LeeCo collects the fees and reduces the liability for the licensing fees collected and returns any excess transaction fees to us.  The professional does not finance their agreement with LeeCo, we finance the agreement.  LeeCo is not a related party of ours.  The financing of the licensing agreement is calculated as part of our revenue recognition process as the monthly collection of the licensing fee is recorded against the outstanding balance.  Revenue is not recognized in excess of the cash received from our financing of the likening agreement in accordance with SAB 101.  The guarantees that are provided in connection with the hospital agreements have not changed our revenue recognition process except the accrual of the interest expense related to the unpaid balances.

We have renegotiated the credit facility with LEECO Financial Services in July, 2008.  We have agreed to transfer 2,000,000 common shares of its holdings in Card Activation Technologies, Inc. a Delaware Corporation (“CDVT”).  Commencing January 1, 2009, LEECO shall be permitted to sell the CDVT stock in increments and shall promptly apply the proceeds from such sales to discharge the LEECO Indebtedness, provided that LEECO shall not sell in any given 30 day period more than a number of shares of CDVT stock that is equal to the greater of 200,000 shares or 150% of the average daily trading volume for such shares in the previous 30 day period provided the stock price is over $2.00.  These common stock sales will be offset against the outstanding balance with LEECO Financial Services, Inc.  We have been in agreement to allocate the interest of $500,000 and payments over a period of 18 months effective September 1, 2008.

We are further renegotiating our agreement with LADCO Financial Services, Inc.  Presently we have been making minimum payments to reduce our structured debt agreement.  LadCo and LeeCo have no affiliation with the Company.

We now have funding agreement with North Shore Financial Services that is not affiliated with MedCom.  North Shore does not require any personal guarantee and collects all licensing fees directly through the process of ACH of the individual doctor accounts.  We finance our receivables with them however, we continue to collect our servicing fees over the life of the agreement.  These agreements are also noncancellable agreements with our medical and dental professionals.

Other Considerations

There are numerous factors that affect our business and the results of its operations. Sources of these factors include general economic and business conditions, federal and state regulation of business activities, the level of demand for the Company’s product or services, the level and intensity of competition in the medical transaction processing industry and the pricing pressures that may result, in our  ability to develop new services based on new or evolving technology and the market’s acceptance of those new services, the Company’s ability to timely and effectively manage periodic product transitions, the services, customer and geographic sales mix of any particular period, and the ability to continue to improve infrastructure including personnel and systems, to keep pace with the growth in its overall business activities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments or other market risk sensitive instruments and do not engage in any hedging activities. As a result, we have no exposure to potential loss in future earnings, fair values or cash flows as a result of holding any market risk sensitive instruments.

ITEM 4.  CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our Chief Executive Officer and Chief Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2008. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2008, our internal control over financial reporting was effective.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended September 30, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

LACK OF AUDIT COMMITTEE

Management is aware that an audit committee composed of the requisite number of independent members along with a qualified financial expert has not yet been established.  Considering the costs associated with procuring and providing the infrastructure to support an independent audit committee and the limited number of transactions, Management has concluded that the risks associated with the lack of an independent audit committee are not justified.  Management will periodically reevaluate this situation.

LACK OF SEGREGATION OF DUTIES

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases.  Management will periodically reevaluate this situation

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

MedCom is involved in various legal proceedings and claims as described in our Form 10-K for the year ended June 30, 2008. No material developments occurred in any of these proceedings during the quarter ended September 30, 2008. The costs and results associated with these legal proceedings could be significant and could affect the results of future operations.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the period ended September 30, 2008, except during the three months ended September 30, 2008 the Company has issued shares of its common stock as consideration to settlement of litigation of 1,000,000 and consultants of 48,000 for the fair value of the services rendered. We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, within the last quarter. Except as stated below, no underwriting discounts or commissions were paid with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

During the three months ended September 30, 2008 the Company issued 1,225,000 shares of its common stock for $95,000 in a private placement.  We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, within the last quarter. Except as stated below, no underwriting discounts or commissions were paid with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended September 30, 2008.

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

Registrant	MedCom USA Incorporated
Date: November 14, 2008	By: /s/ William P. Williams

William P. Williams
Chairman, President Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)