Form 10-Q
period 2008-12-31
MEDCOM USA INC
filed 2009-02-20
CIK 907127

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008.

☐  Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act

For the transition period from N/A to N/A

Commission File No. 0-25474

 MedCom USA, Incorporated
(Name of small business issuer as specified in its charter)

Delaware	65-0287558
State of Incorporation	IRS Employer Identification No.
PO Box 90358, Henderson, NV  89009
(Address of principal executive offices)
Former address
7975 North Hayden Road, Suite D-333
Scottsdale, AZ 85258
(877) 763-3729
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes ☐    No  ☒
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 17, 2009
Common stock, $0.0001 par value	102,753,193

MEDCOM USA INCORPORATED
INDEX TO FORM 10-Q FILING
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008

TABLE OF CONTENTS

CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

MEDCOM USA, INC.
CONSOLIDATED BALANCES SHEETS

	December 31, 2008	June 30, 2008
	(unaudited)	(audited)
ASSETS:

CURRENT ASSETS
Cash	$39,310	$61,857
Licensing contracts - current portion, net	346,909	511,863
Prepaid expenses and other current assets	55,161	77,249
Total current assets	441,380	650,968

PROPERTY AND EQUIPMENT, net	350,525	462,431

Licensing contracts - long-term portion. net	149,492	42,120
Other assets	-	21,507
TOTAL ASSETS	$941,398	$1,177,025

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

CURRENT LIABILITIES:
Accounts payable	$1,002,322	$131,523
Accrued expenses and other liabilities	276,597	285,343
Dividend payable	23,750	23,750
Advances from related party	695,587	1,118,957
Deferred revenue - current portion	193,809	193,809
Licensing obligations - current portion	1,702,784	1,812,004
Total current liabilities	3,894,849	3,565,386

Licensing obligations - long-term portion	2,845,965	3,006,173
Deferred revenue	257,490	382,490
TOTAL LIABILITIES	6,998,304	6,954,049

STOCKHOLDERS' DEFICIENCY:
Convertible preferred stock, series A $.001par value, 52,900 shares designated, 4,250 issued and outstanding	4	4
Convertible preferred stock, series D $.01par value, 50,000 shares designated, 2,850 issued and outstanding	29	29
Common stock, $.0001 par value, 175,000,000 shares authorized 102,753,193 and 95,608,789 issued and outstanding as of December 31, 2008 and June 30, 2008, respectively	10,275	9,562
Paid-in capital	85,352,459	85,484,831
Accumulated deficit	(91,419,674)	(91,271,451)
Total stockholders' deficiency	(6,056,907)	(5,777,025)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$941,398	$1,177,025

The accompanying notes are an integral part of these consolidated financial statements.

MEDCOM USA, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007
	(unaudited)		(unaudited)
REVENUES
Service	$172,107	$508,044	$641,227	$1,171,615
Licensing fees	247,561	203,174	467,656	476,659
	419,668	711,218	1,108,883	1,648,274
COST OF DELIVERABLES	248,349	260,080	420,729	591,685
GROSS PROFIT	171,320	451,138	688,155	1,056,589

OPERATING EXPENSES
General and administrative expenses	277,646	517,576	684,735	1,138,507
Sales and marketing expenses	21,682	16,667	82,122	33,467
Depreciation and amortization	657	-	1,313	-
Total operating expenses	299,984	534,243	768,170	1,171,974
OPERATING LOSS	(128,664)	(83,105)	(80,014)	(115,385)

OTHER (INCOME) AND EXPENSES
Interest expense	27,813	36,631	49,005	236,050
Interest income	(18,858)	(50,341)	(40,798)	(119,188)
Legal settlement	45,000	-	60,000	-
Total other (income) expense	53,955	(13,710)	68,208	116,862

NET LOSS	(182,620)	$(69,395)	$(148,223)	$(232,247)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted:	102,356,063	94,847,174	99,648,192	94,359,266

NET LOSS PER SHARE:
Basic and diluted:	(0)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements

MEDCOM USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(148,223)	$(232,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,306	110,592
Issuance of stock as consideration for services	185,791	-
Issuance of stock in lieu of rent expense	-	8,500
Allowance for doubtful accounts	25,623
Changes in operating assets and liabilities:		-
Prepaid and other current assets	22,088	88,294
Accounts payable	870,799	59,744
Accrued expenses and other liabilities	(8,746)	(10,779)
Deposits	21,507	(3,850)
Deferred revenue	(125,000)	(1,093,050)
Net cash used in operating activities	845,145	(1,072,796)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(28,123)
Licensing contracts - current portion	139,331	187,799
Licensing contracts - long-term portion	(107,372)	336,020
Notes from affiliates	-	(195,115)
Net cash provided by (used in) investing activities	31,959	300,581

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	14,911
Advances from related party	(717,370)	486,000
Licensing obligation - current portion	(109,219)	(446,545)
Licensing obligation - long-term portion	(160,212)	(200,387)
Cost of raising capital	(29,850)	(65,975)
Sale of common stock in related party	(26,500)	-
Proceeds from sale of common stock	143,500	958,001
Net cash provided by financing activities	(899,651)	746,005

(DECREASE) INCREASE IN CASH	(22,547)	(26,210)
CASH, BEGINNING OF YEAR	61,857	26,210
CASH, END OF YEAR	$39,310	$-

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$36,631	$236,000
Issuance of stock for acquisition of assets	$275,600	$61,000

The accompanying notes are an integral part of these consolidated financial statements

MEDCOM USA INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 and 2007

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has year end losses from operations during the three months ended December 31, 2008. During the three months ended December 31, 2008 the Company incurred a net income of $182,620 and has an accumulated deficit of $91,419,674.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended June 30, 2008.

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
3.   Delivery occurs:
a. For licenses - due to the Web nature of our software, when the software is shipped to our customer. Our arrangements are typically not contingent upon the customer providing the hardware; staff for training or scheduling conflicts in general nor do our arrangements contain acceptance clauses;
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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2008, cash and cash equivalents include cash on hand and cash in the bank.

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

The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follow:

Asset Category	Depreciation/ Amortization Period
Furniture and Fixture	3 Years
Office equipment	3 Years
Leasehold improvements	5 Years

Intangible Assets

The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002. As a result, the Company discontinued amortization of goodwill, and instead annually evaluates the carrying value of goodwill for impairment, in accordance with the provisions of SFAS No. 142. The Company holds one asset the cost basis of the development of the patent infringement litigation.

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

Income Taxes

Deferred income taxes are provided based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  As of December 31, 2008, there were no potential dilutive instruments that could result in share dilution.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

The carrying amounts of the Company’s financial instruments, including cash, accounts payable and accrued liabilities, income tax payable and related party payable approximate fair value due to their most maturities.

Stock-Based Compensation

Statements of Financial Accounting Standards (“SFAS No.”) No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS No. 123, the Company has elected to continue accounting for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

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

In October 10, 2006 FASB Staff Position issued Financial Statement Position (“FSP”) FAS No. 123(R)-5 “Amended of FASB Staff Position FAS 123(R)-1 “Classification and Measurement of Freestanding Financial Instruments Originally issued in Exchange of Employee Services under FASB Statement No. 123(R)”.  The FAS provides that instruments that were originally issued as employee compensation and then modified, and that modifications made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company does not expect the adoption of FSP FAS No. 123(R)-5 to have a material impact on its results of operations and financial condition.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in Scottsdale, Arizona.  The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000.

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

      NOTE 5. SHARE CAPITAL

MedCom has authorized 175,000 shares of common stock, at $.0001 par value.  As of December 31, 2008 there were 102,753,193 common shares issued and outstanding.

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

The Company has not declared dividends on the preferred stock for the years ended June 30, 2008 and 2007.  At June 30, 2008, there was an accumulated undeclared and unpaid dividend on the Series D preferred stock of $342,000.  Total accrued, but unpaid dividends related to the Series D preferred stock was $23,750 at June 30, 2008.

During six months ended December 31, 2008 and 2007:

Quarter Ended	Stock issued	Cash received	Stock issued
	for cash		services/acquistion
September 30, 2007	1,847,357	$803,000	-
December 31, 2007	310,000	$155,000
Total Issued	2,157,357	$958,000	-

September 30, 2008	1,225,000	$95,000	1,048,000
December 31, 2008	655,404	$48,500	4,216,000
Total Issued	1,880,404	$143,500	5,264,000

During the six months ended December 31, 2008 the Company has issued shares of its common stock as consideration to settlement of litigation of 1,000,000 and consultants to other 48,000 for the fair value of the services rendered.  The value of those shares is determined based on the closing price of the stock at the dates on which the agreements were entered into for the services and the value of services rendered.   The values of these common shares issued were expensed during the year.

During the six months ended December 31, 2008, the Company has issued 4,000,000 common stock as consideration for the purchase of assets of PayMed USA, LLC which has proprietary technology of medical billing software.  The value of those shares is determined based on the fair value of the assets acquired.

During the six months ended December 31, 2008, the Company has issued shares of its common stock as consideration for services rendered of 196,000 common shares to Wilcom, Inc. and for the fair value of the services rendered.  The value of those shares is determined based on the closing price of the stock at the dates on which the agreements were entered into for the services and the value of services rendered.   The values of these common shares issued were expensed during the year.

During the three months ended December 31, 2008 the Company issued 1,880,404 shares of its common stock for $143,500.  The shares were issued to third parties in a private placement of the Company’s common stock.  The shares were sold throughout the quarter ended December 31, 2008, ranging from $.08 and $.10 per share.

During the three months ended September 30, 2007, the Company issued 2,157,357 shares of its common stock for $958,000.  The shares were issued to third parties in a private placement of the Company’s common stock.  The shares were sold throughout the three months ended September 30, 2007, ranging from $.44 and $.35 per share.

      NOTE  6.  RELATED PARTY TRANSACTIONS

The Company’s president and chief executive officer is a 5% shareholder and is a member of the Board of Directors for the Company.  MedCom USA Inc. and Card Activation Technologies, Inc, have the same officers and directors.

MedCom is managed by its key officers and directors Michael De La Garza and Robert Kite, as of December 31, 2008.  The officers of the Company Michael De La Garza and Robert Kite also serve as officers of Card Activation Technologies, Inc. a related party. Additionally the officers of the Company are shareholders of both MedCom USA Inc. and Card Activation Technologies, Inc. Further MedCom USA, Inc. is a significant shareholder of Card Activation Technologies, Inc.

On December 2, 2008, the Company issued 192,000 shares of common stock to a related party, Wilcom, Inc.  The issuances were valued at $.088 per share which was the closing price of the day of issue and the Company recognized compensation expenses to William P. Williams of $10,944.

On December 1, 2008 the Company issued 24,000 shares of common stock to a related party American Nortel Communications Inc. The issuances were valued at $.089 per share which was the closing price of the day of issue and the Company recognized compensation expenses to William P. Williams of $1,368.

On October 21, 2008, the Company issued 4,000,000 shares of common stock the assets purchase of PayMed LLC which we entered into in October 2008.  The value of the shares was $.088 per share which was the closing price of the day of issue. The Company recorded as an adjustment of $294,000 to additional paid in capital since the acquisition was a related party.

On July 1, 2008, the Company entered into a revolving line of credit with MedCom USA, Inc. whereby the company could borrow up to $750,000 from MedCom USA, Inc. The terms of the agreement provide a 7% interest per annum. As of December 31, 2008 no amounts were due under the revolving line of credit.

The Company has received advances from Card Activation Technologies, Inc., a related party. During the year ended December 31, 2008, the Company entered into subscription agreements whereby it sold its shares of common stock to third parties. The shares were valued at their closing pricing on the date of the agreements. The funds from the sale of some of shares of common stock sold by Card Activations Technologies, Inc., a related party during the year ended December 31, 2008 were deposited into MedCom USA, Inc.  The Company has accounted and recorded an affiliate payable due to Card Activation Technologies, Inc. as a result of the deposit of the funds related to the issuances of the Card’s shares of common stock to third parties. As of December 31, 2008, the Company had a payable to affiliate in the amount of $695,587 in which the company pays a 7% interest rate on that advance.

      NOTE 7.  SUBSEQUENT EVENTS

Prior Management Williams P. Williams, and Eva Williams were removed from the Company in January, 2009 and Michael Malet resigned from the Company.  The Company has closed the Scottsdale Arizona office, Orange County, California office, and their New York office and is moving their corporate offices to Henderson, Nevada.  The Company is a Plaintiff in a pending law suit against prior management William P. Williams, Eva S. Williams; Wilcom, Inc., a Texas Corporation; WPW Aircraft LLC an Arizona Limited Liability Corporation; and American Nortel Communications, Inc., a Nevada Corporation in Case No. 2:09-cv-00298 filed in the United States District Court in the District of Arizona.  The Company has alleged causes of action and we are uncertain the legal costs associated with this suit or its outcome.

William P. Williams and Eva Williams have been removed from the Company for cause and Michael Malet resigned.  William and Eva Williams controls American Nortel Communications, Inc. which is a 22% shareholder in the Company.  MedCom owns 32% of Card Activation Technologies, Inc.  Our personnel perform functions for related entities but we are allocating personnel related expenses and recording this through our advances from related party account..

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

Competition

Competing health insurance claims processing and/or benefit verification systems include Emdeon and McKesson.  There are similar companies that compete with our company with respect to its financial transaction processing services performed by the MedCom system.  These companies compete with us directly or to some degree.  Many of these competitors are better capitalized than we are and maintain a significant market share in their respective industries.

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

Patent

Card Activation Technologies Inc. (“Card”) is a Delaware corporation headquartered in Chicago, Illinois that owns proprietary patented payment transaction technology used for electronic activation of phone, gift and affinity cards.  MedCom owns approximately 53,000,000 shares of common stock of Card which represents 32% of the issued and outstanding shares of Card.

The patent was transferred to Card by MedCom on the formation of Card and in exchange for 146,770,504 shares of our Common Stock.

Card was incorporated in August 2006 in order to own and license, the assigned patent which covers payment transaction technology and the process for taking a card with a magnetic strip or other data capture mechanism and processing transactions or activating the card. This process is utilized for prepaid phone cards, gift cards, and debit-styled cards.  Card has one principal asset, the patented payment transaction technology assigned from MedCom, and two full-time employees. Card has begun to commence full scale operations or generate additional revenues. Since incorporation, Card has not made any significant purchases or sale of assets, nor has Card been involved in any mergers, acquisitions or consolidations. Card has filed thirteen lawsuits to enforce its patented technology and has sent license agreement requests to a number of companies in order to obtain license agreements with entities that Card believes are infringing its patent.

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
3. Delivery occurs:
a. For licenses - due to the Web nature of our software, when the software is shipped to our customer. Our arrangements are typically not contingent upon the customer providing the staff for training or scheduling and or conflicts in general, or do our arrangements contain acceptance clauses;
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

Results of Operations

Revenues for the three months ended December 31, 2008 decreased to $419,668 from $711,218 for the three months ended December 31, 2007 respectively. Revenues for the six months ended December 31, 2008 decreased to 1,108,883 from $1,648,274 for the six months ended December 31, 2007.  This decrease in revenue is directly the result of changes in our strategic direction in core operations.  Our management continues to aggressively pursue and devote its resources and focus its direction in electronic medical transaction processing.   Our agreements with our credit facilities in connection with the licensing of terminals and portal transactions therewith, we must defer revenue on licensing agreement of the terminals and portal software.  However, with our new acquisition of asset we anticipate an increase by the next quarter.

Cost of deliverables for three months ended December 31, 2008 decreased to $248,349 from $260,080 for three months ended December 31, 2007, respectively.   Cost of deliverables for the six months ended December 31, 2008 decreased to $420,729 from $591,685 for the six months ended December 31, 2007.  We have developed the MedComConnect portal package that will decrease the cost of deliverables as the company focuses on the sale of the portal software which rendered the medical terminals sales no longer the core revenue model for us. The decrease in cost of deliverables is directly related to the decrease in revenues from the two fiscal years.  Further we no longer pay commission or royalties on current and future revenues from its noncancellable licensing agreements.  Commissions are paid at inception of the licensing agreement at a 10% rate and there are no future payments on residuals revenues from gateway access fees and licensing fees.

General and administrative expenses for the three months ended December 31, 2008 decreased to $277,646 from $517,576 for three months ended December 31, 2007, respectively.  General and administrative for the six months ended December 31, 2008 decreased to $684,735 from $1,138,507 for the six months ended December 31, 2007.  This decrease is attributed to our reduction of workforce in their New York operations as we have streamlined overall employee use.  We have implemented and advanced its in-house software to perform many of the services the prior employees were performing manually.  The decrease is related to settling outstanding litigation which resulted decrease in legal fees.  We do expect additional legal expenses related to our pursuit of (9) causes of action against prior management.

Selling and marketing expenses for three months ended December 31, 2008 decrease to $21,682 from $16,667 for three months ended December 31, 2007, respectively.  Selling and marketing for the six months ended December 31, 2008 decreased to $82,122 from $33,467 for the six months ended December 31, 2007.  This increase is primarily the result of additional expenses related to prior managements expensing pilot fees and fuel costs of his jet.  We have been focused on the practice management and large dental groups and should see the results of their efforts in the next quarter.

Interest expense for three months ended December 31, 2008 decrease to $27,813 from $36,631 for the three months ended December 31, 2007, respectively.  Interest expenses for the six months ended December 31, 2008 decreased to $49,005 from $236,050 for the six months ended December 31, 2007.  LadCo Financing, Inc. and LeeCo Financial, Inc. are financing companies that factor our receivable.  LadCo factored our receivables from the period of 2002 through 2005 and LeeCo factored our receivables from the period of 2005 through 2007.  The Company presently has their receivables factored through North Shore Financial, Inc. This decrease is a result of renegotiation of our credit facility with LeeCo and Ladco who was charging a higher interest rate.  Also, expenses were incurred and paid on notes we have outstanding with LeeCo.  Further our renegotiation has reduced the accrual of interest below 3% until paid in full in 2009.  We also have been paying down the LeeCo obligation which has grown from the increase in financing through LeeCo Financial Inc.  The payments to Ladco represented a high interest rate and the Company has systematically reduced the Ladco debt.  We are presently investigating the origin of these obligations to LeeCo and LadCo and believe that they are invalid obligations dating back to 2002 through 2005 and later in 2006.  Interest income for the three months ended December 31, 2008 decreased to $18,858 from $50,341 for the three months ended December 31, 2007, respectively.  Interest income for the six months ended December 31, 2008 decreased to $40,798 from $119,188 for the six months ended December 31, 2007.  The decrease is due to the reduction in current sales of the portal software from our license agreements.  The licensing agreements are noncancellable licensing of our portal software in which we charge interest expense and interest income related to the life of the licensing agreement.

The net loss for three months ended December 31, 2008 was $182,620 from $69,395 for the three months ended December 31, 2007, respectively.  The net loss for the six months ended December 31, 2008 decreased to $148,223 from $232,247 for the six months ended December 31, 2007.  The decrease is directly due to the decrease in the sale of our core product and lack of funding our sales and marketing team to increase the companies over all value.  We have further reduced royalty expense, commissions, and our operations in our New York facility.

No tax benefit was recorded on the expected operating loss for December 31, 2008 and 2007 as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  For the quarter ended we do not expect to realize a deferred tax asset and it is uncertain, therefore we have provided a 100% valuation of the tax benefit and assets until we are certain to experience net profits in the future to fully realize the tax benefit and tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Our operating requirements have been funded primarily on its sale of licensing agreements with hospitals, medical and dental professionals and sales of our common stock.  During the six months ended December 31, 2008, our net proceeds from the licensing of our software portals were $1,108,883 as compared to 2007 of $1,648,274 respectively.  We received $143,500 as compared to 2007 of $958,001 in proceeds from the sale of common stock.  Management believes that the cash flows from its monthly service and transaction fees are inadequate to repay the capital obligations and has relied upon the sale of common stock through a private place to sustain its operations.

Cash provided by (used in) from operating activities for the six months ended December 31, 2008 was $845,145 compared to ($1,072,796) for 2007.  Management’s focus on core operations results in a decrease in licenses receivable.  We are focusing on core operations results in an increase in licenses receivable.  We receive payments from customers automatically through electronic fund transfers.  Collection cycles are generally less than thirty days.  We have grown its operations to begin to reduce the deficit cash flow positions.  However we are still operating in a deficit.

Cash provided by investing activities was $31,959 for six months ended December 31, 2008, compared to $300,851 for 2007.  Streamlining operations and capital budget curtailment practices promoted a reduction in equipment purchases for our company.  However, we continue to employ software development teams that are upgrading the existing proprietary software in our terminal and portal licensing agreements sold.  We purchased equipment for six months ended December 31, 2008 of $0.00 as compared to ($28,123) for December 31, 2007.

Cash (used in) provided by financing activities was ($899,651) for the six months ended December 31, 2008 as compared to $746,005 for 2007.  Financing activities primarily consisted of proceeds from the licensing of our software portal transactions through our licensing agreements with hospitals and medical and dental professionals.  We do not have adequate cash flows to satisfy its obligations although have improved cash flow and anticipates have adequate cash flows in the upcoming fiscal period.  We received proceeds from the sale of our common stock for six months ended December 31, 2008 of $143,500 as compared to $958,001 for 2007.  We are decreasing our licensing debt for the six months ended December 31, 2008 of $269,431 as compared to $646,932 for 2007.  We are decreasing the cost of raising capital which was $29,850 for the six months ended December 31, 2008 as compared to $65,975 for 2007.

We had funding agreements with LeeCo Financial Service Inc. and Ladco Financial Group whom provide exclusive funding for the License agreement between the Licensing and us.  The funding groups accept contracts and adopt the same terms and conditions that Licensing and we have agreed.  In prior years Ladco required to personally guarantee the licensing agreements which were a financial burden to us.  In Fiscal 2005, we no longer sought funding through Ladco and have consistently sought the funding of LeeCo.  LeeCo does not require personal guarantees of licensing agreements other then hospital agreements.  LeeCo requires us to personally guarantee the hospital agreements due to the size and volume of transaction with the terminal and web portals.  We believe that we have no affiliation with our funding providers.

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

We are further renegotiating our agreement with LADCO Financial Services, Inc.  Presently we have been making minimum payments to reduce our structured debt agreement.  LadCo and LeeCo believe that we have no affiliation with the Company.

We are uncertain the validity of licensing agreements entered into in prior years and are investigating the validity of the obligations.

We now have funding agreement with North Shore Financial Services that is not affiliated with MedCom.  North Shore does not require any personal guarantee and collects all licensing fees directly through the process of ACH of the individual doctor accounts.  We finance our receivables with them however; we continue to collect our servicing fees over the life of the agreement.  These agreements are also noncancellable agreements with our medical and dental professionals.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company and its independent registered public accounting firm identified certain significant internal control deficiencies during their audit for the year ended June 30, 2008. We considered this weakness, in the aggregate, to be a material weakness. The primary concern was the preparation and allocation of securities underlying certain stock subscriptions, severance agreements, and asset purchase agreements. The other area of concern was the proper allocation of the securities underlying the agreements with the appropriate entity. These same issues have continued through the quarter ended December 31, 2008. New management intends to rectify these deficiencies. Management, at this time, believe these concerns will not have a material impact on the financials presented herein and do not require any restatement of past financials.  If such restatement is required, the Company will publish a Form 8-K regarding any restatement and file amended financial statements. These same issues have continued through the quarter ended December 31, 2008. Due to the size of our Company and the costs associated to remediate these issues, we still consider these concerns to be relevant. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures as of December 31, 2008 may not be effective due to possible material weakness in our internal controls over financial reporting described below, and other factors related to the Company’s financial reporting processes. The Company is in the process of evaluating the internal controls and procedures to ensure that the internal controls and procedures satisfy the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

.Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment.

Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in our annual reports on Form 10-K for the annual reporting periods through June 30, 2009.

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Our principal executive officer and our principal financial officer’s, report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter December 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LACK OF SEGREGATION OF DUTIES

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation

New management is actively investigating and correcting these internal control deficieancies since their appointment as officers and/or directors as of January 23, 2009.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and its related party Card Activation Technologies, Inc. are Plaintiffs in a law suit filed against prior management William P. Williams, Eva S. Williams; Wilcom, Inc., a Texas Corporation; WPW Aircraft LLC an Arizona Limited Liability Corporation; and American Nortel Communications, Inc., a Nevada Corporation in Case No. 2:09-cv-00298 filed in the United States District Court in the District of Arizona. The Company has alleged (9) nine causes of action including but not limited to securities violation of Section 10 of the Securities Exchange Act of 1934, thereunder Rule 10b-5 and we are uncertain the legal costs associated with this suit or its outcome.

Also MedCom is involved in various other legal proceedings and claims as described in our Form 10-K for the year ended June 30, 2008. No material developments occurred in any of these proceedings during the quarter ended December 31, 2008. The costs and results associated with these legal proceedings could be significant and could affect the results of future operations.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the six months ended December 31, 2008, except during the six months ended December 31, 2008 the Company has issued shares of its common stock as consideration to settlement of litigation of 1,000,000 and consultants to other 48,000 for the fair value of the services rendered. The value of those shares is determined based on the closing price of the stock at the dates on which the agreements were entered into for the services and the value of services rendered. The values of these common shares issued were expensed during the year. We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, within the last quarter. Except as stated below, no underwriting discounts or commissions were paid with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

During the six months ended December 31, 2008 the Company has issued 4,000,000 common stock as consideration for the purchase of assets of PayMed LLC which has proprietary technology of medical billing software. The value of those shares is determined based on the fair value of the assets acquired. We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, within the last quarter. Except as stated below, no underwriting discounts or commissions were paid with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

During the six months ended December 31, 2008 the Company has issued shares of its common stock as services rendered of 196,000 common shares to Wilcom, Inc. and for the fair value of the services rendered. The value of those shares is determined based on the closing price of the stock at the dates on which the agreements were entered into for the services and the value of services rendered. The values of these common shares issued were expensed during the year. We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, within the last quarter. Except as stated below, no underwriting discounts or commissions were paid with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

During the three months ended December 31, 2008 the Company issued 1,880,404 shares of its common stock for $143,500. The shares were issued to third parties in a private placement of the Company’s common stock. The shares were sold throughout the quarter ended December 31, 2008, ranging from $.08 per share. We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, within the last quarter. Except as stated below, no underwriting discounts or commissions were paid with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended December 31, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended December 31, 2008.

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
Registrant	MedCom USA Incorporated
Date: February 20, 2009	By: /s/ Michael De La Garza
Michael De La Garza
President Chief Executive Officer (Principle Executive Officer)

Registrant	MedCom USA Incorporated
Date: February 20, 2009	By: /s/ Pamela Thompson
Pamela Thompson
Chief Financial Officer, Secretary, Treasurer (Principle Financial Officer)